Form 10-Q
period 1997-09-30
STATEN ISLAND BANCORP INC
filed 1997-11-12
CIK 1042801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Transition period from __________ to __________

                        Commission File Number 333-32113

                           Staten Island Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                       13-3958850
------------------------------------------             ------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                           Identification Number)


             15 Beach Street
        Staten Island, New York                                  10304
------------------------------------------             ------------------------
 (Address of principal executive office)                      (Zip Code)


                                 (718-447-7900)
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No   X
                                              ---     ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1997 and as of the date hereof, Staten Island Savings Bank, the registrant's to-be wholly owned subsidiary, had not yet completed it mutual-to-stock conversion and reorganization into a holding company format. Accordingly, there are no issued and outstanding shares of the Registrant's Common Stock, par value $.01 share. The financial information presented herein is for Staten Island Savings Bank as the registrant has not yet commenced operations.

                          STATEN ISLAND BANCORP, INC.

Table of Contents                                                                          PAGE
-----------------                                                                          ----
Part I                  Financial Information

        Item 1          Financial Statements

                        Statement of Condition                                              2
                        As of September 30, 1997 and December 31, 1996 (unaudited)

                        Statement of Income (For three months and nine months ended         3
                        September 30, 1997 and 1996)(unaudited)

                        Statement of Equity (For nine months ended September 30, 1997       4
                        and 1996)(unaudited)

                        Statement of Cash Flows (For the nine months ended September        5
                        30, 1997 and 1996)(unaudited)

                        Notes to Financial Statements (unaudited)                           6-10

        Item 2          Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                           11-18

Part II                 Other Information                                                   19

        Item 1          Legal Proceedings
                        -----------------

        Item 2          Changes in Securities
                        ---------------------

        Item 3          Defaults Upon Senior Securities
                        -------------------------------

        Item 4          Submission of Matters to a Vote of Security Holders
                        ---------------------------------------------------

        Item 5          Other Information
                        -----------------

        Item 6          Exhibits and Reports on Form 8-K
                        --------------------------------

                           STATEN ISLAND SAVINGS BANK
                             STATEMENTS OF CONDITION






                                                     --------------------------------------------
                ASSETS                                SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                                     -------------------      -------------------
                                                                (Dollars In Thousands)
ASSETS:
  Cash and due from banks                             $          48,445        $          43,522
  Federal funds sold                                             36,300                    9,100
  Securities available for sale                                 960,375                  703,134
  Loans, net                                                  1,037,862                  968,015
  Accrued interest receivable                                    12,968                   11,739
  Bank premises and equipment, net                               19,945                   18,675
  Intangible assets, net                                         18,933                   20,490
  Other assets                                                    9,672                    7,648
                                                     -------------------      -------------------
Total assets                                          $       2,144,500        $       1,782,323
                                                     ===================      ===================


           LIABILITIES AND EQUITY

LIABILITIES:
  Deposits-
    Savings                                           $         815,817        $         832,584
    Time                                                        547,230                  500,570
    Money market                                                 83,381                   79,704
    NOW accounts                                                 27,417                   14,298
    Demand deposits                                             192,647                  150,592
                                                     -------------------      -------------------
                                                              1,666,492                1,577,748
  Borrowed funds                                                245,841                       54
  Advances from borrowers for taxes and insurance                 5,798                    4,563
  Accrued interest and other liabilities                         31,086                   28,878
                                                     -------------------      -------------------
        Total liabilities                                     1,949,217                1,611,243
                                                     -------------------      -------------------

EQUITY:
  Retained Earnings                                             183,947                  166,950
  Unrealized appreciation on securities available for
    sale, net of taxes                                           11,336                    4,130
                                                     -------------------      -------------------
      Total equity                                              195,283                  171,080
                                                     -------------------      -------------------
      Total liabilities and equity                    $       2,144,500        $       1,782,323
                                                     ===================      ===================

                           STATEN ISLAND SAVINGS BANK
                              STATEMENTS OF INCOME


                                                                FOR THE THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                          -------------------------------------------
                                                                 1997                       1996
                                                          -------------------------------------------
                                                                      (Dollars In Thousands)

Interest income:
   Loans, including fees                                   $           21,071        $         18,965
   Securities available for sale and held to maturity                  13,619                  11,889
   Federal funds sold                                                     541                     268
                                                          --------------------      ------------------
     Total interest income                                             35,231                  31,122
                                                          --------------------      ------------------

Interest expense:
  Savings accounts                                                      5,479                   5,308
  Time deposits                                                         6,967                   6,470
  Money market accounts                                                   611                     609
  NOW accounts                                                            115                     282
  Escrow accounts                                                          22                      19
  Borrowed funds                                                        1,888                       1
                                                          --------------------      ------------------
    Total interest expense                                             15,082                  12,689
                                                          --------------------      ------------------
    Net interest and dividend income                                   20,149                  18,433
                                                          --------------------      ------------------

Provision for loan losses                                                 501                     500
  Net interest income after provision
                                                          --------------------      ------------------
    for possible loan losses                                           19,648                  17,933

Other income (loss):
  Service and fee income                                                1,925                   1,615
  Securities transactions                                                 193                    (402)
                                                          --------------------      ------------------
    Total other income (loss)                                           2,118                   1,213

Other expenses
  Personnel                                                             5,858                   5,311
  Occupancy and equipment                                               1,449                   1,299
  Amortization of intangible assets                                       519                     519
  FDIC insurance                                                           75                       1
  Data processing                                                       1,048                     593
  Marketing                                                               324                     325
  Professional fees                                                       253                     365
  Stationery and supplies                                                 254                     225
  Other                                                                 1,688                   1,523
                                                          --------------------      ------------------
    Total other expenses                                               11,468                  10,161
                                                          --------------------      ------------------
    Income before provision for income taxes                           10,298                   8,985
                                                          --------------------      ------------------

Provision for income taxes                                              4,261                   2,739
                                                          --------------------      ------------------

Net income                                                 $            6,037        $          6,246
                                                          ====================      ==================

                                                                   FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                         ---------------------------------------------
                                                                   1997                       1996
                                                                      (Dollars In Thousands)
                                                         ---------------------------------------------

Interest income:
   Loans, including fees                                   $           61,591        $         53,898
   Securities available for sale and held to maturity                  36,984                  36,130
   Federal funds sold                                                   1,742                   1,074
                                                          --------------------      ------------------
     Total interest income                                            100,317                  91,102
                                                          --------------------      ------------------

Interest expense:
  Savings accounts                                                     16,240                  15,804
  Time deposits                                                        20,033                  19,260
  Money market accounts                                                 1,821                   1,825
  NOW accounts                                                            269                     818
  Escrow accounts                                                          66                      59
  Borrowed funds                                                        2,441                       5
                                                          --------------------      ------------------
    Total interest expense                                             40,870                  37,771
                                                          --------------------      ------------------
    Net interest and dividend income                                   59,447                  53,331
Provision for loan losses                                               5,502                     500
  Net interest income after provision
                                                          --------------------      ------------------
    for possible loan losses                                           53,945                  52,831

Other income (loss):

  Service and fee income                                                5,581                   4,829
  Securities transactions                                                (412)                   (184)
                                                          --------------------      ------------------
    Total other income (loss)                                           5,169                   4,645

Other expenses
  Personnel                                                            15,954                  15,055
  Occupancy and equipment                                               4,233                   4,125
  Amortization of intangible assets                                     1,557                   1,624
  FDIC insurance                                                          197                       2
  Data processing                                                       3,186                   2,103
  Marketing                                                               972                     976
  Professional fees                                                       683                     760
  Stationery and supplies                                                 942                     643
  Other                                                                 5,181                   4,818
                                                          --------------------      ------------------
    Total other expenses                                               32,905                  30,106
                                                          --------------------      ------------------
    Income before provision for income taxes                           26,209                  27,370

Provision for income taxes                                              9,212                  10,782
                                                          --------------------      ------------------
Net income                                                 $           16,997        $         16,588
                                                          ====================      ==================

                           STATEN ISLAND SAVINGS BANK
                         STATEMENTS OF CHANGES IN EQUITY





                                                                                  UNREALIZED
                                                                                 GAIN (LOSS)
                                                                                ON SECURITIES
                                                           RETAINED            AVAILABLE FOR SALE,            TOTAL
                                                           EARNINGS              NET OF TAXES                 EQUITY
                                                     -------------------      -------------------      -------------------
                                                                            (Dollars In Thousands)

BALANCE, DECEMBER 31, 1995                            $         145,175        $           4,907        $         150,082
Net Income                                                       16,558                                            16,558
Change in unrealized loss on securities
 available for sale, net of taxes                                                         (4,036)                  (4,036)
                                                     -------------------      -------------------      -------------------
BALANCE, SEPTEMBER 30, 1996                           $         161,733        $             871        $         162,604
                                                     ===================      ===================      ===================


BALANCE, DECEMBER 31, 1996                            $         166,950        $           4,130        $         171,080
Net Income                                                       16,997                                            16,997
Change in unrealized gain on securities
 available for sale, net of taxes                                                          7,206                    7,206
                                                     -------------------      -------------------      -------------------
BALANCE, SEPTEMBER 30, 1997                           $         183,947        $          11,336        $         195,283
                                                     ===================      ===================      ===================

                           STATEN ISLAND SAVINGS BANK
                            STATEMENT OF CASH FLOWS

                                                                                                    Nine Months Ended
                                                                                                       September 30
                                                                                           -------------        --------------
                                                                                                1997                1996
                                                                                           -------------        --------------
                                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                $    16,997          $     16,588
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                                 1,267                 1,165
    Amortization (accretion) of bond and mortgage premiums (discounts)                              187                   493
    Amortization of intangible assets                                                             1,557                 1,624
    Loss (gain) on sale of available for sale securities                                            412                   184
    Other noncash expense (income)                                                               (2,919)               (2,730)
    Provision for loan losses                                                                     5,502                   500
    Increase in deferred loan fees                                                                  206                   626
    Decrease (increase) in accrued interest receivable                                           (1,230)                1,365
    Decrease (increase) in other assets                                                          (2,024)               (4,376)
    (Decrease) increase in accrued interest and other liabilities                                  (143)              (10,001)
    (Increase) decrease in deferred income taxes                                                 (4,855)                2,247
    Recoveries                                                                                      717                   840
                                                                                           -------------        --------------
               Net cash provided by operating activities                                         15,674                 8,525
                                                                                           -------------        --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
REDEMPTION OF TRADING SECURITIES                                                                 20,564
  Maturities of available for sale securities                                                   117,133               193,856
  Sales of available for sale securities                                                         51,805               225,286
  Purchases of available for sale securities                                                   (431,865)             (351,143)
  Principal collected on loans                                                                  157,778               122,457
  Loans made to customers                                                                      (235,144)             (253,364)
  Purchases of loans
  Sales of loans                                                                                  2,967                 3,071
  Capital expenditures                                                                           (2,554)               (2,605)
                                                                                           -------------        --------------
          Net cash used in investing activities                                                (319,316)              (62,442)
                                                                                           -------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                               89,978                46,004
  Borrowings                                                                                    245,787                    (1)
                                                                                           -------------        --------------
           Net cash provided by financing activities                                            335,765                46,003
                                                                                           -------------        --------------
           Net (decrease) increase in cash and cash equivalents                                  32,123                (7,914)

CASH AND CASH EQUIVALENTS,  beginning of year                                                    52,622                76,464
                                                                                           -------------        --------------

CASH AND CASH EQUIVALENTS,  end of year                                                     $    84,745          $     68,550
                                                                                           =============        ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for -                                                                        $     39,652                37,777
          Interest                                                                               13,945          $     12,390
          Income taxes                                                                     =============        ==============

                           STATEN ISLAND SAVINGS BANK
                          Notes to Financial Statements

(1) Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

Staten Island Bancorp, Inc. (the Company) is a Delaware corporation organized in July 1997 by Staten Island Savings Bank (the Bank) in connection with the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. For purposes of this Form 10-Q the financial statements of the Company have been omitted because as of September 30, 1997, the Company had not yet issued any stock, had no assets (other than advance subscription proceeds) and no liabilities, and had not yet conducted any business other than of an organizational nature. Alternatively, the unaudited financial statements and the Management's Discussion and Analysis of Financial Condition and Results of the Operations presented herein are for the Bank as a predecessor entity to the Company. No proforma effect has been given to the sale of the Company's common stock in the Conversion.

The accompanying financial statements were prepared in accordance with instructions to Form-10Q and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. These interim financial statements should be read in conjunction with the Bank's audited financial statements and note disclosures contained in the Company's Prospectus dated September 12, 1997.

Business

The Company's principal business is conducted through the Bank which is a traditional, full service, community oriented savings bank located in Staten Island, New York. The Bank operates 16 full service and three limited service branch offices on Staten Island and one in Brooklyn. The Bank's deposits are insured by the Bank Insurance Fund (BIF) to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Office of Thrift Supervision (OTS) which is the Bank's chartering authority and primary federal regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation (FDIC), the administrator of the BIF. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System (FRB) and is a member of the Federal Home Loan Bank
(FHLB) of New York, which is one of the 12 regional banks comprising the FHLB system.

2. Loan Portfolio Composition. The following table sets forth the composition of the Bank's loans at the dates indicated.

                                          -------------------------------------      --------------------------------
                                                         SEPTEMBER 30,                        DECEMBER 31,
                                                             1997                                1996
                                          -------------------------------------      --------------------------------
                                                                     PERCENT OF                           PERCENT OF
                                                   AMOUNT              TOTAL                 AMOUNT          TOTAL
                                          -----------------   -----------------      -----------------  -------------
                                                                       (DOLLARS IN THOUSANDS)
Mortgage loans:
     Single-family residential             $       827,272              79.71%        $       720,873         74.47%
     Multi-family residential                       29,019               2.80%                 26,444          2.73%
     Commercial real estate                        115,817              11.16%                115,593         11.94%
     Construction and land                          41,090               3.96%                 28,779          2.97%
     Home equity                                     5,984               0.58%                 29,680          3.07%
                                          -----------------   -----------------      -----------------  -------------
         Total mortgage loans                    1,019,182              98.20%                921,369         95.18%

Other loans:
     Student loans                                   3,729               0.36%                  4,522          0.47%
     Automobile leases                                   -               0.00%                 28,249          2.92%
     Passbook loans                                  6,830               0.66%                  5,933          0.61%
     Commercial business loans                      15,066               1.45%                 14,995          1.55%
     Other consumer loans                           12,560               1.21%                  9,712          1.00%
                                          -----------------   -----------------      -----------------  -------------
         Total other loans                          38,185               3.68%                 63,411          6.55%

                                          -----------------   -----------------      -----------------  -------------

         Total loans receivable                  1,057,367             101.88%                984,780        101.73%
Less:
     Discount on loans purchased                      (728)            (0.07)%                 (3,475)       (0.36)%
     Allowance for loan losses                     (14,530)            (1.40)%                 (9,977)       (1.03)%
     Deferred loan fees                             (4,247)            (0.41)%                 (3,313)       (0.34)%
                                          -----------------   -----------------      -----------------  -------------
Loans receivable, net                      $     1,037,862             100.00%        $       968,015        100.00%
                                          =================   =================      =================  =============

3. Non-Performing Assets. The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, other real estate owned, and non-performing investments in real estate at the dates indicated.


                                                       SEPTEMBER 30,            DECEMBER 31,
                                                           1997                      1996
                                                    --------------------     --------------------
                                                                (DOLLARS IN THOUSANDS)

Accruing loans 90 days or more
   past due:
   Mortgage loans:                                  $                66      $               -
   Other loans:                                                     342                        1
                                                    --------------------     --------------------
        Total accruing loans                                        408                        1
                                                    --------------------     --------------------
Non-accrual loans:
   Mortgage loans:
      Single-family residential                                  10,338                   10,417
      Multi-family residential                                      934                      322
      Commercial real estate                                      9,668                   11,102
      Construction and land                                       1,469                      -
      Home equity                                                   545                      644
   Other loans:
      Automobile leases                                             -                         15
      Commercial and discounted business loans                      194                      106
      Other loans                                                   392                      144
                                                    --------------------     --------------------
        Total non-accruing loans                                 23,540                   22,750
                                                    --------------------     --------------------
Total non-performing loans                                       23,948                   22,751
                                                    --------------------     --------------------
Other real estate owned, net                                        780                    1,103
                                                    --------------------     --------------------


                                                    --------------------     --------------------
Total non-performing assets                         $            24,728      $            23,854
                                                    ====================     ====================


Non-performing assets to total
      loans                                                        2.35%                    2.42%
Non-performing assets to total
      assets                                                       1.15%                    1.34%
Non-performing loans to total
      loans                                                        2.28%                    2.31%
Non-performing loans to total
      assets                                                       1.12%                    1.28%

4. ALLOWANCE FOR LOAN LOSSES. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.



                                                              NINE MONTHS ENDED                             YEAR ENDED
                                                                  SEPTEMBER 30,                            DECEMBER 31,
                                                    --------------------------------------------      -------------------
                                                          1997                        1996                     1996
                                                    -----------------        -------------------      -------------------
                                                                         (DOLLARS IN THOUSANDS)
Allowance at beginning of period                     $         9,977          $          10,704        $          10,704
Provisions                                                     5,502                        500                    1,000
  Charge-offs:
    Mortgage loans:
     Construction, land and land development                       2                          -                        -
     Single-family residential                                   624                      1,137                    1,590
     Multi-family residential                                    100                          -                        -
     Commercial real estate                                      444                        239                      376
    Other loans                                                  485                        329                      729
                                                    -----------------        -------------------      -------------------
     Total charge-offs                                         1,655                      1,705                    2,695
  Recoveries:
    Mortgage loans:
     Construction, land and land development                      10                          -                        -
     Single-family residential                                   295                        345                      408
     Multi-family residential                                      -                          -                        -
     Commercial real estate                                      238                        388                      413
    Other loans                                                  163                        107                      147
                                                    -----------------        -------------------      -------------------
     Total recoveries                                            706                        840                      968
                                                    -----------------        -------------------      -------------------
Allowance at end of period                           $        14,530          $          10,339        $           9,977
                                                    =================        ===================      ===================
Allowance for loan losses
  to total nonperforming loans at
  end of period                                                61.72%                    44.50%                    43.85%

Allowance for loan losses
  to total loans at end of period                               1.38%                     1.10%                     1.02%

 (5) Subsequent Events

The Company's initial subscription offering closed at 12:00 noon, Eastern Time, on October 16, 1997. Based on the Bank's results of operation for the quarter and nine months ended September 30, 1997, increases on market prices for publicly traded securities of comparable institutions and market demand for the Company's common stock, as reflected by the level of subscriptions received, the estimated pro forma value of the shares of the Company's common stock has been increased and, as a result, the Company will conduct a resolicitation offering. Payments for subscriptions made by cash, check or money order have been placed in a segregated account at the Bank earning interest at the Bank's current passbook rate of 2.85% from the date of receipt. Payments authorized by withdrawal from deposit accounts at the Bank will continue to earn interest at the contractual rate until the Conversion is completed and the funds are withdrawn. The Company currently anticipates that the resolicitation offering will be completed, and the Company's Common Stock will commence trading on the New York Stock Exchange, during the fourth quarter of 1997.

On October 28, 1997, the Bank's members approved the conversion of the Bank to a federally chartered stock savings bank. The members also approved the establishment of a private charitable foundation (SISB Community Foundation) to further the Bank's commitment to the communities it serves and enhance the bond between the Bank and the community. The Company will fund the Foundation by contributing to the Foundation, immediately following the Conversion, a number of authorized but unissued shares of common stock equal to 5% of the common stock sold in the Conversion.


(6) Earnings Per Share

Earnings per share for the three months ended September 30, 1997 is not applicable, as the Bank's conversion from mutual to stock form and reorganization into a holding company format has not been completed.

Part 2 - Managements Discussion and Analysis of Financial Condition and Results of Operation Changes in Financial Conditions

       Total assets of the Bank increased $362.2 million or 20.3% from $1.79 billion December 31, 1996 to $2.14 billion September 30, 1997.

       The increase in total assets for the first nine months of 1997 was primarily due to a $257.2 million, or 36.6% increase in the Bank's investment portfolio which is a result of the Bank's leveraging program and the use of borrowed funds to purchase securities for the Bank's investment portfolio at an acceptable spread.

       Loans receivable net increased $69.8 million or 7.2% to $1.04 billion at September 30, 1997 compared to $968.0 million at December 31, 1996. Such increase was due to continued growth in the loan portfolio.

       Deposits increased $88.7 million or 5.6% from $1.6 billion at December 31, 1996 to $1.7 billion at September 30, 1997. The largest increase was in time deposits and demand deposits which increased $46.7 million and $42.1 million, respectively. The growth in time deposits was primarily due to an increase in deposits made in anticipation of payment for the Company's stock offering. The growth in demand deposits was a result of the Bank's continued emphasis on business development and in anticipation of the Company's stock offering.

       Borrowed funds totaled $245.8 million at September 30, 1997 compared to $54,000 at December 31,1996. Management has deemed borrowings to be a cost-effective alternative to deposits which facilitate the Bank's ability to leverage its balance sheet. Borrowed funds consist primarily of short-term repurchase agreements maturing prior to September 30, 1998.

       Equity increased by $24.2 million or 14.1% from $171.1 million at December 31, 1996 to $195.3 million at September 30, 1997. The increase was a result of net income of $17.0 million and an unrealized gain on the Bank's securities available for sale of $11.3 million at September 30, 1997 compared to $4.1 million at December 31, 1996. The recent volatility in the financial markets has resulted in the appreciation in value of the Bank's investment portfolio.

       Results of Operations

       The Bank reported net income of $6.0 million for the three months ended September 30, 1997 compared to $6.2 million for the three months ended September 30, 1996 a decrease of $209,000 or 3.3%. The decrease in net income was primarily the result of an increase of $1.3 million in total other expenses and an increase in the provision for income taxes of $1.5 million partially offset by increases in net interest income of $1.7 million and other income of $905,000.

       Net income for the nine months ended September 30, 1997 amounted to $17.0 million compared to $16.6 million for the nine months ended September 30, 1996. The increase of $409,000 or 2.5% was primarily due to an increase of $6.1 million in net interest income and a $1.6 million decrease in the provision for income taxes, partially offset by a $5.0 million increase in the provision for loan losses and a $2.8 million increase in total other expenses.

Interest Income

The Bank's total interest income was $35.2 million for the three months ended September 30 1997 compared to $31.1 million for the three months ended September 30, 1996. The $4.1 million or 13.2% increase was primarily due to a $2.1 million increase in interest income from loans and a $1.7 million increase in interest income from securities. The primary reason for the increase in interest income from loans was an increase of $118.6 million in the average balance of loans partially offset by a decrease in the average yield of 14 basis points from 8.27% to 8.13%. The average balance of the loan portfolio increased due to increased loan demand, new loan products and continued emphasis on commercial and other lending. The decrease in the average yield on the loan portfolio was primarily due to the increased loan repayment activity in higher yielding loans and the downward pricing of certain of the Bank's adjustable rate loans. The increase in interest income on securities was due to a $81.5 million increase in the average balance of the securities portfolio and a 20 basis point increase in the average yield on the securities portfolio. The increase in the average balance is a result of the Bank's leveraging strategy.

For the nine months ended September 30, 1997 interest income totaled $100.3 million compared with $91.1 million for the nine months ended September 30, 1996. The $9.2 million or 10.1% increase between the periods was primarily the result of higher interest income for loans and securities. Interest on loans increased $7.7 million or 14.3% as a result of a $146.3 million increase in the average balance of the loan portfolio. This was offset to some extent by a decrease in the average yield on loans from 8.28% for the nine months ended September 30, 1996 to 8.10% for the nine months ended September 30, 1997. These changes for the nine month period were due primarily to the same factors described above with respect to the changes during the third quarter of 1997 compared to the third quarter of 1996. Interest income on securities increased $854,000 or 2.4% primarily as a result of an increase in the average yield to 6.66% for the nine months ended September 30, 1997 compared to 6.37% for the nine months ended September 30, 1996. This increase in yield was partially offset by a $15.5 million decrease in the average balance of securities during the same time period.

The increase in the average yield reflects the sale of lower rate securities to purchase higher yielding securities in connection with the Bank's restructuring of its investment securities portfolio in the past twelve months, while the decrease in the average balance is a result of the paydowns and maturities earlier in the year exceeding the investment due to the funding of lending activities.

Interest Expense

The Bank's total interest expense was $15.1 million for the three months ended September 30, 1997 compared with $12.7 million for the three months ended September 30, 1996. The increase of $2.4 million or 18.9% was primarily due to an increase of $497,000 in interest for time deposits and $1.9 million increase in interest expense on borrowed funds. The increase in interest expense for time deposits was primarily due to an increase of $41.6 million in the average balance of time deposits primarily due to deposits in anticipation of payment for the Company's stock offering. The increase in interest expense for borrowed funds was due to an increase in the average balance of $125.2 million due to the Bank's leveraging strategy which was not in place during the third quarter of 1996.

Interest expense was $40.9 million for the nine months ended September 30, 1997 compared to $37.8 million for nine months ended September 30, 1996, an increase of $3.1 million or 8.20%. Interest on borrowed funds increased $2.4 million due to a $55.4 million increase in the average balance of borrowings between the periods. Average borrowings for the nine months ended September 30, 1996 was $47,000. The significant increase in the average balance reflects the leveraging strategy instituted by the Bank during the current fiscal year. The average balance of interest bearing deposits increased by $82.6 million from September 30, 1996 to September 30, 1997, while the average cost of these deposits decreased from 3.66% for the nine months ended September 30, 1996 to 3.52% for the nine months ended September 30, 1997. This was a result of the Bank's continued business development efforts for demand deposits along with deposits made in anticipation of payment for the Company's stock offering.

Net Interest Income

Net interest income increased $1.7 million or 9.3% in the three months ended September 30, 1997 to $20.1 million, compared to $18.4 million in the same period in 1996. Such increase was due to a $4.1 million increase in interest income which was partially offset by a $2.4 million increase in interest expense. The increase in interest income was due to an increase of $218.9 million or 13% in the average balance of interest earning assets. The average yield on interest earning assets was 7.30% for the three months ended September 30, 1997 compared with 7.42% for the three months ended September 30, 1996. The increase in interest expense was due to an increase of $211.8 million or 15.3% in the average balance of interest bearing liabilities. The average cost of interest bearing liabilities for the third quarter of 1997 was 3.78% compared with 3.66% for the same period last year. The Bank's interest rate spread (the difference between the weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities) and net interest margin (net interest income as a percentage of average interest earning assets) amounted to 3.65% and 4.25%, respectively during the three months ended September 30, 1997 compared to 3.75% and 4.39, respectively, for the comparable period in 1996.

Net interest income was $59.4 million for the nine months ended September 30, 1997 compared to $53.3 million for the nine months ended September 30, 1996. This represents an increase of $6.1 million or 11.5%. The increase was a result of a $9.2 million increase in interest income which was partially offset by a $3.1 million increase in interest expense. The increase in interest income was a result of an increase of $146.8 million in the average balance of interest earning assets along with an increase of 8 basis points from 7.36% for the nine months ended September 30, 1996 to 7.44% for the nine months ended September 30, 1997 in the average yield on interest earning assets. Interest expense increased due to a $38.0 million increase in the average balance of interest bearing liabilities which was partially offset by a decrease of 6 basis points in the average rate paid from 3.66% for the nine months ended September 30, 1996 to 3.60% for the nine months ended September 30, 1997. The net interest spread and margin increased to 3.84% and 4.41%, respectively, for the nine months ended September 30, 1997 compared to 3.70% and 4.31%, respectively, for the nine months ended September 30, 1996.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 1997 was $501,000 compared to $500,000 for the three months ended September 30, 1996. The provision for loan losses in the third quarter of 1997 was based on management's continuing review of the risk elements in the Bank's loan portfolio and the growth of the portfolio.

For the nine months ended September 30, 1997, the provision for loan losses was $5.5 million compared to $500,000 for the first nine months of 1996. In addition to general provisions of approximately $1.5 million during the nine months ended September 30, 1997, management determined that additional provisions of approximately $4.0 million were necessary in light of estimated losses with respect to the loans acquired from Gateway Bancorp, Inc. in connection with the Bank's acquisition of Gateway Bancorp, Inc. in 1995; and with respect to the Bank's portfolio of non-performing loans. Management views approximately $4.0 million of the provisions during the nine months ended September 30, 1997 as generally non-recurring in nature and anticipates that the amount of provisions for loan losses in the future will be more consistent with the $1.5 million of provisions which it otherwise would have made. While no assurance can be given that future chargeoffs and/or additional provisions will be necessary, management of the Bank believes that, as of September 30, 1997, the allowance for loan losses was adequate.

Other Income

Other income increased $905,000 or 74.6% to $2.1 million for the three months ended September 30, 1997 from $1.2 million for the three months ended September 30, 1996. Such increase was due to a $193,000 gain on securities transactions during the 1997 period compared to a $402,000 loss during the third quarter of 1996. The loss on securities transactions during the third quarter of 1996 was due to the restructuring of the Bank's securities portfolio in an effort to improve both yield and asset quality. Service and fee income increased from $1.6 million for the three months ended September 1996 to $1.9 million for the three months ended September 1997. The increase in service and fee income was due to an increase in the volume of transactions as well as an increase in demand deposit accounts.

For the nine months ended September 30, 1997, other income increased $524,000 or 11.3% primarily as a result of higher service and fee income.

Total Other Expenses

Total other expenses increased $1.3 million or 12.9% to $11.5 million for the three months ended September 30, 1997 from $10.2 million for the same period in 1996. Such increase was primarily due to a $455,000 or 76.7% increase in data processing fees and a $547,000 or 10.3% increase in personnel expenses. The increase in data processing expenses was primarily due to increased fees charged by the Bank's service bureau as a result of the service bureau's shrinking customer base due to consolidation within the banking industry. The increase in personnel expenses was due to normal increases in compensation and employee benefit costs along with bonuses paid in the third quarter of 1997 for achieving certain performance goals.

For the nine months ended September 30, 1997 total other expenses have increased $2.8 million or 9.3% to $32.9 million from $30.1 million for the nine months ended September 30, 1996. Such increase was primarily due to an increase of $1.1 million or 51.5% in data processing fees, an increase of $899,000 or 6.0% in personnel expenses and a $363,000 or 7.5% increase in other expenses. The increase in data processing expenses was primarily due to the write-off of the Bank's investment in its service bureau. Given among other things, consolidation in the banking industry, the number of bank customers of such service bureau has decreased significantly in recent years. Based on its assessment of the continuing viability of such service bureau, the Bank wrote-off $969,000 with respect to this investment. The Bank is reevaluating its data processing needs in general and, in particular, whether it will continue its relationship with is current service bureau. Although it has made no decision with respect to how best to meet its future data processing needs, any determination by the Bank to enhance its data processing capabilities and/or convert its systems to a new service bureau may result in increases in other expenses. In this reevaluation process, the Bank is only considering vendors that can guarantee their systems will be ready for the year 2000. The Bank's current service bureau is in the process of implementing program changes needed for the year 2000. The increase in personnel expenses was due to normal increases in compensation and benefits as well as bonuses paid to officers and staff in the current quarter. The increase in other expenses was due to a variety of increases, including expenses related to loan collateral and real estate owned.

Provision for Income Taxes

The provision for income taxes increased $1.5 million to $4.3 million for the three months ended September 30, 1997 from $2.8 million or the three months ended September 30, 1996. The increase was primarily due to a $2.1 million reversal of previously deferred income taxes related to bad debt reserves accumulated for New York State purposes in the third quarter of 1996. The New York State tax law was amended during the third quarter of 1996 to prevent future recapture of the Bank's bad debt reserves and permit continued future use of the bad debt reserve method for purposes of determining the Bank's New York State tax liability. The provision for income taxes for the three months ended September 30, 1997 reflects a refund of city taxes from 1996 and accruing at a lower rate for city taxes due to a similar change in the New York City tax law which took place in April 1997.

For the nine months ended September 30, 1997 the provision for income taxes decreased $1.6 million to $9.2 million compared with $10.8 million for nine months ended September 30, 1997. In addition to the reasons stated above, in April of 1997 there was a $2.6 million reversal of previously deferred income taxes related to bad debt reserves accumulated for New York city purposes. The change in the New York City tax law also permits continued future use of the bad debt reserve method for purposes of determining the Bank's New York City tax liability.

Liquidity and Commitments

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage backed securities, maturities of investment securities and other short term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities and short term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in federal funds sold and other short term interest earning assets which provide liquidity to meet lending requirements. Historically, the Bank has been able to generate sufficient cash through its deposits and has only utilized borrowings to a very limited degree. As of September 30, 1997 the Bank had entered into repurchase agreements totaling $245.8 million as an alternative funding source to leverage its capital base. All of these repurchase agreements are short term and mature before September 30, 1998.

The Bank intends to continue the use of repurchase agreements and in the future FHLB advances, to leverage its capital base and provide funds for its lending and investment activities.

Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short term investments such as federal funds. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At September 30, 1997 the total approved loan origination commitments outstanding amounted to $48.0 million. At the same date, the unadvanced portion of construction loans approximate $7.2 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1997 total $420.2 million. Investment securities scheduled to mature in one year or less at September 30, 1997 total $48.1 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with borrowings, to meet it current commitments.

Capital

At September 30, 1997, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):


                                    Required Capital               Actual Capital              Excess Capital
                              -----------------------------   --------------------------   -----------------------
                                Amount       Percent            Amount       Percent         Amount       Percent
                              ----------   ----------         ----------   ----------      ----------   ----------
Tangible capital           $     31,694        1.50%       $    164,631        7.79%    $    132,937        6.29%

Core capital               $     63,524        3.00%       $    169,200        8.01%    $    105,676        5.01%

Risk-based capital         $     76,820        8.00%       $    181,234       18.87%    $    104,414       10.87%

Average balances, Net Interest Income, Yields Earned and Rates Paid

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------------------
                                                                1997                                1996
                                                ----------------------------------- ---------------------------------
                                                                            AVERAGE                           AVERAGE
                                                  AVERAGE                   YIELD/    AVERAGE                 YIELD/
                                                  BALANCE     INTEREST       COST     BALANCE     INTEREST     COST
                                                ------------ ----------- ---------- ------------ ---------- ---------
Interest-earning assets
  Loans receivable (1):
     Real estate loans                           $  998,929   $  20,082      8.04%   $  860,796   $ 17,685     8.22%
     Other loans                                     37,277         989     10.61%       56,790      1,280     9.02%
                                                ------------ -----------            ------------ ----------
       Total loans                                1,036,206      21,071      8.13%      917,586     18,965     8.27%
  Securities                                        822,569      13,619      6.62%      741,064     11,889     6.42%
  Federal funds sold                                 38,791         541      5.58%       20,054        268     5.35%
                                                ------------ ----------- ---------- ------------ ---------- ---------
  Total interest-earning assets                   1,897,566      35,231      7.43%    1,678,704     31,122     7.42%
                                                             ----------- ----------              ---------- ---------
Noninterest-earning assets                          109,103                              88,587
                                                ------------                        ------------
       Total assets                              $2,006,669                          $1,767,291
                                                ============                        ============
Interest-bearing liabilities:
  Deposits:
    NOW and money market deposits                   105,622         726      2.75%      138,095        891     2.58%
    Savings deposits                                824,052       5,501      2.67%      746,623      5,327     2.85%
    Certificates of deposits                        542,039       6,967      5.14%      500,466      6,470     5.17%
                                                ------------ ----------- ---------- ------------ ---------- ---------
      Total deposits                              1,471,713      13,194      3.59%    1,385,184     12,688     3.66%
  Total Other Borrowings                            125,292       1,888      6.03%           51          1    11.09%
                                                ------------ ----------- ---------- ------------ ---------- ---------
  Total interest-bearing liabilities              1,597,005      15,082      3.78%    1,385,235     12,689     3.66%
                                                             ----------- ----------              ---------- ---------
Noninterest-bearing liabilities                     221,157                             227,096
                                                ------------                        ------------
      Total liabilities                           1,818,162                           1,612,331
Stockholder's equity                                188,507                             154,960
                                                ------------                        ------------
      Total liabilities and equity               $2,006,669                          $1,767,291
                                                ============                        ============
Net interest-earning assets                      $  300,561                          $  293,469
                                                ============ -----------            ============ ----------
Net interest income/interest rate spread                         20,149      3.65%                  18,433     3.75%
                                                             =========== ==========              ========== =========

Net interest margin                                                          4.25%                             4.39%
                                                                         ==========                         =========
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                  118.82%                           121.19%
                                                                         ==========                         =========

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------------
                                                                1997                            1996
                                                --------------------------------- --------------------------------
                                                                          AVERAGE                          AVERAGE
                                                   AVERAGE                YIELD/     AVERAGE               YIELD/
                                                   BALANCE    INTEREST     COST      BALANCE   INTEREST     COST
                                                ------------ ---------- --------- ----------- --------- ----------
Interest-earning assets
  Loans receivable (1):
    Real estate loans                            $  964,870   $ 58,221     8.05%  $  811,143   $50,144      8.24%
    Other loans                                      49,034      3,370     9.16%      56,448     3,754      8.87%
                                                ------------ ----------              -------- ---------
      Total loans                                 1,013,904     61,591     8.10%     867,591    53,898      8.28%
  Securities                                        740,502     36,984     6.66%     755,960    36,130      6.37%
  Federal funds sold                                 42,651      1,741     5.44%      26,661     1,074      5.37%
                                                ------------ ---------- --------- ----------- --------- ----------
  Total interest-earning assets                   1,797,057    100,316     7.44%   1,650,212    91,102      7.36%
                                                             ---------- ---------             --------- ----------
Noninterest-earning assets                           98,551                           92,700
                                                ------------                      -----------
     Total assets                                $1,895,608                       $1,742,912
                                                ============                      ===========
Interest-bearing liabilities:
  Deposits:
    NOW and money market deposits                   101,644      2,099     2.75%     136,844     2,643      2.58%
    Savings deposits                                827,077     16,296     2.63%     747,324    15,863      2.83%
    Certificates of deposits                        528,210     20,033     5.06%     490,149    19,260      5.24%
                                                ------------ ---------- --------- ----------- --------- ----------
      Total deposits                              1,456,931     38,428     3.52%   1,374,317    37,766      3.66%
  Total Other Borrowings                             55,439      2,441     5.87%          47         5     14.06%
                                                ------------ ---------- --------- ----------- --------- ----------
  Total interest-bearing liabilities              1,512,370     40,869     3.60%   1,374,364    37,771      3.66%
                                                             ---------- ---------             --------- ----------
Noninterest-bearing liabilities                     203,672                          216,419
                                                ------------                      -----------
      Total liabilities                           1,716,042                        1,590,783
Stockholder's equity                                179,566                          152,129
                                                ------------                      -----------
      Total liabilities and equity               $1,895,608                       $1,742,912
                                                ============                      ===========
Net interest-earning assets                      $  284,687                       $  275,848
                                                ============ ----------           =========== ---------
Net interest income/interest rate spread                        59,447     3.84%                53,331      3.70%
                                                             ========== =========             ========= ==========

Net interest margin                                                        4.41%                            4.31%
                                                                        =========                       ==========
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                118.82%                          120.07%
                                                                        =========                       ==========

Rate/Volume Analysis

        The following table sets forth effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                                                                   THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                                       COMPARED TO THREE MONTHS ENDED
                                                                             SEPTEMBER 30, 1996
                                                 -----------------------------------------------------------------------------
                                                        INCREASE (DECREASE) DUE TO
                                                 ---------------------------------------------------
                                                                                           RATE/           TOTAL NET INCREASE
                                                    RATE               VOLUME             VOLUME              (DECREASE)
                                                 -------------    ---------------      -------------        ------------------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets (1):
  Loans receivable (2):
    Real estate loans                             $      (380)     $       2,838        $       (61)         $        2,397
    Other loans                                           227               (440)               (78)                   (291)
                                                 -------------    ---------------      -------------        ----------------
    Total loans receivable                               (153)             2,398               (139)                  2,106
  Securities                                              380              1,308                 42                   1,730
  Federal funds sold                                       12                250                 11                     273
  Total net change in income on interest-
                                                 -------------    ---------------      -------------        ----------------
    earning assets                                        239              3,956                (86)                  4,109
                                                 -------------    ---------------      -------------        ----------------

Interest-bearing liabilities:
  Deposits:
    NOW and money market deposits                          58               (209)               (14)                   (165)
    Savings accounts                                     (343)               552                (35)                    174
    Certificates of deposit                               (37)               537                 (3)                    497
                                                 -------------    ---------------      -------------        ----------------
    Total deposits                                       (322)               880                (52)                    506
  Other Borrowings                                         (1)             3,471             (1,583)                  1,887
  Total net change in expense on
                                                 -------------    ---------------      -------------        ----------------
    interest-bearing liabilities                         (323)             4,351             (1,635)                  2,393
                                                 -------------    ---------------      -------------        ----------------
  Net change in net interest income                       562               (395)             1,549                   1,716
                                                 =============    ===============      =============        ================


                                                                            NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                               COMPARED TO NINE MONTHS ENDED
                                                                                     SEPTEMBER 30, 1996
                                                  -------------------------------------------------------------------------------
                                                              INCREASE (DECREASE) DUE TO
                                                  ------------------------------------------------------
                                                                                               RATE/           TOTAL NET INCREASE
                                                          RATE              VOLUME            VOLUME              (DECREASE)
                                                  -----------------    ---------------    --------------      -------------------
                                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets (1):
  Loans receivable (2):
    Real estate loans                               $       (1,199)     $       9,503     $        (227)       $          8,077
    Other loans                                                125               (493)              (16)                   (384)
                                                   ----------------    ---------------   ---------------      ------------------
    Total loans receivable                                  (1,074)             9,010              (243)                  7,693
  Securities                                                 1,626               (739)              (33)                    854
  Federal funds sold                                            14                644                 9                     667
  Total net change in income on interest-
                                                   ----------------    ---------------   ---------------      ------------------
    earning assets                                             566              8,915              (267)                  9,214
                                                   ----------------    ---------------   ---------------      ------------------

Interest-bearing liabilities:
  Deposits:
    NOW and money market deposits                              183               (680)              (47)                   (544)
    Savings accounts                                        (1,138)             1,693              (122)                    433
    Certificates of deposit                                   (671)             1,496               (52)                    773
                                                   ----------------    ---------------   ---------------      ------------------
    Total deposits                                          (1,626)             2,509              (221)                    662
  Other Borrowings                                              (3)             5,841            (3,402)                  2,436
  Total net change in expense on
                                                   ----------------    ---------------   ---------------      ------------------
    interest-bearing liabilities                            (1,629)             8,350            (3,623)                  3,098
                                                   ----------------    ---------------   ---------------      ------------------
  Net change in net interest income                          2,195                565             3,356                   6,116
                                                   ================    ===============   ===============      ==================

Part II         Other Information

        Item 1  Legal Proceedings
                -----------------
                Not applicable

        Item 2  Changes in Securities
                ---------------------
                Not applicable

        Item 3  Defaults Upon Senior Securities
                -------------------------------
                Not applicable

        Item 4  Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------
                Not applicable

        Item 5  Other Information
                -----------------
                Not applicable

        Item 6  Exhibits and Reports on Form 8-K
                --------------------------------
                a) Not applicable
                b) No Form 8-K reports were filed during the quarter

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               STATEN ISLAND BANCORP, INC.



Date: November 11, 1997                        By: /s/ Harry P. Doherty
                                                   ----------------------------
                                                  Harry P. Doherty
                                                  Chief Executive Officer



Date: November 11, 1997                        By: /s/ Edward J. Klingele
                                                   ----------------------------
                                                  Edward J. Klingele
                                                  Senior Vice President and
                                                   Chief Financial Officer