Form 10-K405
period 1997-12-31
STATEN ISLAND BANCORP INC
filed 1998-03-31
CIK 1042801

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


   /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR



   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to _______________

                          Commission File No.: 1-13503

                           STATEN ISLAND BANCORP, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         13-3958850
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)

         15 BEACH STREET
     STATEN ISLAND, NEW YORK                                   10304
            (Address)                                        (Zip Code)


       Registrant's telephone number, including area code: (718) 447-7900

   Securities registered pursuant to Section 12(g) of the Act: NOT APPLICABLE

           Securities registered pursuant to Section 12(b) of the Act

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Based upon the $20.875 closing price of the Registrant's common stock as of March 24, 1998, the aggregate market value of the 41,181,350 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was: $859.7 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 24, 1998:  45,130,312

                       DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days of December 31, 1997 are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I

ITEM 1.  BUSINESS

STATEN ISLAND BANCORP, INC.

        Staten Island Bancorp, Inc. (the "Company") is a Delaware corporation organized in July 1997 by Staten Island Savings Bank (the "Bank" or "Staten Island Savings") for the purpose of becoming a unitary holding company of the Bank. The Bank's conversion to stock form and the concurrent offer and sale of the Company's common stock was consummated on December 22, 1997. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP"), and the portion of the net Conversion proceeds retained by the Company. The business and management of the Company consists primarily of the business and management of the Bank. The Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Company does not intend to employ any persons other than officers of the Bank, and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

        The Company's executive office is located at the executive office of the Bank at 15 Beach Street, Staten Island, New York 10304, and its telephone number is (718) 447-7900.

STATEN ISLAND SAVINGS BANK

        The Bank was originally founded as a New York State-chartered savings bank in 1864. The Bank maintains a network of 16 full-service branch offices located in Staten Island and one branch office located in the Bay Ridge area of Brooklyn, New York as well as three limited service branch offices and its Trust Department office in Staten Island. The Bank is a traditional, full-service, community oriented savings bank headquartered in Staten Island, New York. Staten Island Savings is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured primarily by single-family (one- to four-units) residences located in Staten Island and, to a lesser extent, Brooklyn, New York.

        The Bank has long-standing ties to Staten Island with over 133 years of service to the communities and residents of Staten Island, and more recently, the Bay Ridge area of Brooklyn. As of June 30, 1997 (the latest available data), the Bank was the largest depository institution in terms of deposit market share in Staten Island with 30% of the total deposits and 23% of the total number of branch offices of depository institutions in Staten Island. Historically, the Bank also has been among the leaders in terms of the number and amount of residential mortgage loan originations in Staten Island. Staten Island Savings' operating strategy emphasizes customer service and convenience and, in large part, the Bank attributes its commitment to maintaining customer satisfaction for its market share position. The Bank attempts to differentiate itself from its competitors by providing the type of personalized customer service not generally available from larger banks while offering a greater variety of products and services than is typically available from smaller, local depository institutions. The Bank has an experienced management team directing its operations. The Bank's Chairman and Chief Executive Officer and President and Chief Operating Officer have 31 years and 27 years, respectively, of service with the Bank while the other executive officers of the Bank have an average of 14 years of service with Staten Island Savings.

        In recent years, the Bank has facilitated its growth through acquisitions. In 1990, the Bank acquired several branch offices of a former savings and loan association from the Resolution Trust Corporation and, in August 1995, the Bank acquired Gateway Bancorp, Inc. and its wholly owned subsidiary, Gateway State Bank, a New York-chartered commercial bank ("Gateway") which was headquartered in Staten Island, New York, and which was merged with and into the Bank. The acquisition of Gateway added $276.6 million in deposits, $124.2 million in loans, $123.5 million in securities and five branch offices (two of which were combined with other offices) to the Bank's balance sheet and resulted in $15.6 million of goodwill which is being amortized over 20 years on a straight-line basis. An integral part of the Bank's strategy in acquiring a commercial bank was to facilitate the diversification of the products and services offered by the Bank. As a local commercial bank, Gateway's efforts were directed more towards the commercial sector than retail consumer banking which had been the Bank's primary focus. Gateway also offered certain products and services previously not available from the Bank, such as commercial business loans and trust services.

        The Bank has attempted to capitalize on its acquisition of Gateway by generally continuing to offer, with certain changes, the products and services previously offered by Gateway. As a result, the Bank is able to offer its customers a more complete product line. In addition, the Bank also has attempted to enhance its business development efforts through active personal solicitation of potential new customers as well as by increased cross-selling efforts to existing customers. While the Bank's lending focus continues to be single-family (one- to four-units) residential mortgage loans, the acquisition of Gateway has facilitated the Bank's ability to be a more active originator of commercial real estate loans, construction and land loans and commercial business loans, which amounted to 11.1%, 3.7%, and 1.80%, respectively, of the Bank's net loan portfolio at December 31, 1997. In addition, at such date the Bank's demand deposit accounts amounted to $183.9 million, or 11.3% of total deposits, compared to $63.0 million, or 5.1% of total deposits, at December 31, 1994.

        The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary federal regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator of the Bank Insurance Fund ("BIF"). The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB System.

        Staten Island Savings' executive office is located at 15 Beach Street, Staten Island, New York 10304, and its telephone number is (718) 447-7900.

        This Form 10-K and the Company's Annual Report to Stockholders contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document and the Company's Annual Report to Stockholders, the words "anticipate, "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.


MARKET AREA AND COMPETITION

        The Bank faces significant competition both in making loans and in attracting deposits. There are a significant number of financial institutions located within the Bank's market area, many of which have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, other savings banks, savings associations and mortgage-banking companies. The Bank's most direct competition for deposits has historically come from savings associations, other savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other non-depository financial institutions such as brokerage firms and insurance companies. Competition for banking services may increase as a result of, among other things, the elimination of restrictions on interstate operations of financial institutions.

LENDING ACTIVITIES

        GENERAL. At December 31, 1997, Staten Island Savings' total net loans amounted to $1.083 billion or 40.8% of the Company's total assets at such date. The Bank's primary emphasis has been, and continues to be, the origination of loans secured by first liens on single-family residences (which includes one-to four-family residences) located primarily in Staten Island and, to a lesser extent, Brooklyn and other areas in New York. At December 31, 1997, $814.1 million or 76.9% of the Bank's total mortgage loans were secured by properties located in Staten Island and an additional $195.9 million or 18.5% of total mortgage loans were secured by properties located in other areas of New York.

        In addition to loans secured by single-family residential real estate, the Bank's mortgage loan portfolio includes loans secured by commercial real estate, which amounted to $120.1 million or 11.1% of the net loan portfolio at December 31, 1997, construction and land loans, which totaled $40.5 million or 3.7% at December 31, 1997, home equity loans, which totaled 6.5 million or .6% at December 31, 1997, and loans secured by multi-family (over four units) residential properties, which amounted to $28.2 million or 2.6% of the net loan portfolio at December 31, 1997. In addition to mortgage loans, the Bank originates various other loans including commercial business loans and consumer loans. At December 31, 1997, the Bank's total other loans amounted to $43.7 million or 4.0% of the net loan portfolio.

        The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

        LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loans at the dates indicated.


                                                                December 31,
                                   -----------------------------------------------------------------------
                                           1997                     1996                     1995
                                   ----------------------   ---------------------    ---------------------
                                               Percent of               Percent of              Percent of
                                   Amount        Total      Amount        Total      Amount        Total
                                   ------      ----------   ------      ----------   ------     ----------
                                                           (Dollars in Thousands)
Mortgage loans:
  Single-family residential...   $  863,694        79.76%    $743,089       76.76%  $611,964        76.39%
  Multi-family residential....       28,218         2.61       26,444        2.73     25,977         3.24
  Commercial real estate......      120,084        11.09      115,593       11.94     99,000        12.36
  Construction and land.......       40,479         3.74       28,779        2.97     18,123         2.26
  Home equity.................        6,538         0.60        7,464        0.78      8,193         1.02
                                 ----------      -------     --------      ------    -------       ------
    Total mortgage loans......    1,059,010        97.80      921,369       95.18    763,257        95.27
Other loans:
  Student loans...............        4,033         0.37        4,522        0.47      6,072         0.76
  Automobile leases (1).......           --           --       28,249        2.92     18,705         2.33
  Passbook loans..............        6,929         0.64        5,933        0.61      5,683         0.71
  Commercial business loans...       19,559         1.81       14,995        1.55     15,257         1.90
  Other.......................       13,212         1.22        9,712        1.00      9,079         1.13
                                 ----------      -------     --------      ------    -------       ------
    Total other loans.........       43,733         4.04       63,411        6.55     54,796         6.83
                                 ----------      -------     --------      ------    -------       ------
    Total loans receivable....    1,102,743       101.84      984,780      101.73    818,053       102.11
Less:
  Discount on loans purchased.         (729)       (0.07)      (3,475)      (0.36)    (2,911)       (0.36)
  Allowance for loan losses...      (15,709)       (1.45)      (9,977)      (1.03)   (10,704)       (1.34)
  Deferred loan fees..........       (3,387)       (0.32)      (3,313)      (0.34)    (3,301)       (0.41)
                                 ----------       ------     --------      ------   --------       ------
Loans receivable, net.........   $1,082,918       100.00%    $968,015      100.00%  $801,137       100.00%
                                 ==========       ======     ========      ======   ========       ======

                                                           December 31,
                                        -----------------------------------------------
                                               1994                      1993
                                        --------------------      ---------------------
                                                  Percent of                 Percent of
                                        Amount       Total        Amount        Total
                                        ------      --------      ------       --------
                                                    (Dollars in Thousands)
Mortgage loans:
  Single-family residential...         $506,397       83.16%      $422,552       82.24%
  Multi-family residential....           24,347        4.00         24,190        4.71
  Commercial real estate......           30,037        4.93         26,002        5.06
  Construction and land.......            3,003        0.49          2,626        0.51
  Home equity.................            9,658        1.59          8,915        1.73
                                        -------      ------        -------      ------
    Total mortgage loans......          573,442       94.17        484,285       94.25
Other loans:
  Student loans...............           23,398        3.84         22,607        4.40
  Automobile leases (1).......            8,344        1.37             --          --
  Passbook loans..............            4,673        0.77          3,927        0.76
  Commercial business loans...              200        0.03             --          --
  Other.......................            5,972        0.98          8,601        1.68
                                        -------      ------        -------      ------
    Total other loans.........           42,587        6.99         35,135        6.84
                                        -------      ------        -------      ------
    Total loans receivable....          616,029      101.16        519,420      101.09
Less:
  Discount on loans purchased.           (1,134)      (0.19)           (15)         --
  Allowance for loan losses...           (3,124)      (0.51)        (3,180)      (0.62)
  Deferred loan fees..........           (2,817)      (0.46)        (2,422)      (0.47)
                                       --------      ------        -------      ------
Loans receivable, net.........         $608,954      100.00%      $513,803      100.00%
                                       ========      ======       ========      ======



-------------

(1)  Consists of loans secured by assignments of automobile lease payments.

        ACTIVITY IN LOANS. The following table shows the activity in the Bank's loans during the periods indicated.

                                                          Year Ended December 31,
                                                  ----------------------------------------
                                                     1997            1996           1995
                                                  ----------       --------       --------
                                                              (In Thousands)
Total loans held at beginning
  of period..................................      $ 984,780       $818,053       $616,029
Originations of loans:
  Mortgage loans:
    Single-family residential................        194,937        181,200        105,359
    Multi-family residential.................          4,603          2,087          3,587
    Commercial real estate...................         22,171         35,677         13,557
    Construction and land....................         27,936         32,080         15,425
    Home equity..............................          2,744          1,224            887
  Other loans:
    Student loans............................          3,202          3,469          3,449
    Automobile leases........................          3,697         14,078         13,000
    Passbook loans...........................          8,614          5,995          5,926
    Discounted loans.........................          4,527          1,203          5,528
    Commercial business loans................          9,415          7,806          2,766
    Other consumer loans.....................          7,666          3,131          1,236
                                                  ----------       --------       --------
      Total originations.....................        289,512        287,950        170,720
Purchases of loans:
  Mortgage loans:
    Single-family residential ...............             --             --         39,172
    Multi-family residential.................             --             --            319
    Commercial real estate...................             --             --         60,495
    Construction and land....................             --             --         15,925
    Home equity..............................             --             --             --
  Other loans:                                            --
    Student loans............................             --             --             --
    Automobile leases........................             --             --             --
    Passbook loans...........................             --             --             --
    Discounted loans.........................             --             --          7,456
    Commercial business loans................             --             --          8,947
    Other consumer loans.....................             --             --          2,517
                                                  ----------       --------       --------
      Total purchases (1)....................             --             --        134,831
                                                  ----------       --------       --------
        Total originations and purchases.....        289,512        287,950        305,551
                                                  ----------       --------       --------
Loans sold:
  Mortgage loans:
    Single-family residential................          1,104             --             --
    Multi-family residential.................             --             --             --
    Commercial real estate...................             --             --             --
    Construction and land....................             --             --             --
    Home equity..............................             --             --             --
  Other loans:
    Student loans............................          3,185          3,340         21,858
    Automobile leases........................             --             --             --
    Passbook loans...........................             --             --             --
    Discounted loans.........................             --             --             --
    Commercial business loans................             --             --             --
    Other consumer loans.....................             --             --             --
                                                  ----------       --------       --------
      Total sold.............................          4,289          3,340         21,858
Transfers to real estate owned............             1,149          1,629          1,147
Charge-offs..................................          1,022          2,373            615
Repayments...................................        165,089        113,881         79,907
                                                  ----------       --------       --------
Net activity in loans........................        117,963        166,727        202,024
                                                  ----------       --------       --------
Gross loans held at end of period............     $1,102,743       $984,780       $818,053
                                                  ==========       ========       ========

------------
(1)     Includes $124.2 million of loans acquired from Gateway.

        The lending activities of Staten Island Savings are subject to written underwriting standards and loan origination procedures established by management and approved by the Bank's Board of Directors. Applications for mortgage and other loans are taken at all of the Bank's branch offices. In addition, the Bank's business development officers, loan officers and branch managers call on individuals in the Bank's market area in order to solicit new loan originations as well as other banking relationships. The Bank also relies on independent mortgage brokers, a group of whom are authorized to accept and process mortgage loan applications on the Bank's behalf, and a non-employee commercial loan solicitor in order to obtain new loan applications. All loan applications are forwarded to the Bank's loan origination center for underwriting and approval. The Bank's employees at the loan origination center supervise the process of obtaining credit reports, appraisals and other documentation involved with a loan. The Bank requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals are performed by an independent appraiser from a list approved by the Bank's Board of Directors. Staten Island Savings requires that title insurance and hazard insurance be maintained on all collateral properties (except for home equity loans) and that flood insurance be maintained if the property is within a designated flood plain.

        Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to certain designated amounts. The Loan Review Committee of the Board of Directors must approve all loans where new monies advanced would increase borrowers or guarantors total outstanding credit with the Bank above $1.5 million but not exceeding $5.0 million. Loans in excess of $5.0 million must be approved by the full Board of Directors of the Bank.

        A federal savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. However, the Bank generally maintains a more restrictive limit of loans to any one borrower and related entities of 5% of the Bank's unimpaired capital and surplus, or $34.5 million at December 31, 1997.

        SINGLE-FAMILY RESIDENTIAL AND HOME EQUITY LOANS. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Staten Island and, to a lesser extent, Brooklyn and other areas of New York. Historically, the Bank has retained substantially all mortgage loans which it has originated and has not engaged in sales of residential mortgage loans. As of December 31, 1997, $863.7 million, or 79.8%, of the Bank's net loans consisted of single-family residential mortgage loans. The Bank originated $194.9 million of single-family residential mortgage loans in the year ended December 31, 1997 and $181.2 million and $105.4 million in 1996 and 1995, respectively. The Bank anticipates that a significant portion of its future new loan originations will continue to be single-family residential mortgage loans.

        The Bank's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly or bi-weekly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), and other investors in the secondary market for mortgages. At December 31, 1997, $554.0 million, or 64.1%, of the Bank's single-family residential mortgage loans were fixed-rate loans. Substantially all of the Bank's single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

        The adjustable-rate single-family residential mortgage ("ARM") loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index such as one-, three- or five-year U.S. Treasury obligations adjusted to a constant maturity ("CMT"), plus a stipulated margin. In addition, the Bank offers an ARM with a fixed-rate for the first ten years and which adjusts on an annual basis thereafter. At December 31, 1997, the Bank's five-year and ten-year ARM loans amounted to $251.9 million and $31.0 million, respectively. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% or 3% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 5% or 6% above the initial rate. From time to time, based on prevailing market conditions, the Bank may offer ARM loans with initial rates which are below the fully indexed rate. Such loans generally are underwritten based on the fully indexed rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 1997, $309.7 million or 35.9% of the Bank's single-family residential mortgage loans were adjustable-rate loans.

        Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates increase, the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

        The volume and types of ARMs originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds. In recent periods, demand for single-family ARMs has been relatively weak due to the prevailing low interest rate environment and consumer preference for fixed-rate loans. Accordingly, although the Bank will continue to offer single-family ARMs, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of single-family ARMs to increase or maintain the proportion that these loans bear to total loans.

        The Bank's single-family residential mortgage loans generally do not exceed $500,000. In addition, the maximum loan-to-value ("LTV") ratio for the Bank's single-family residential mortgage loans generally is 95% of the appraised value of the security property, provided, however, that private mortgage insurance is obtained on the portion of the principal amount that exceeds 80% of the appraised value.

        At December 31, 1997, the Bank's home equity loans amounted to $6.5 million or 0.6% of the Bank's net loans. The Bank offers floating rate home equity lines of credit. Home equity loans, like single-family residential mortgage loans, are secured by the underlying equity in the borrower's residence. However, the Bank generally obtains a second mortgage position to secure its home equity loans. The Bank's home equity loans generally require LTV ratios of 80% or less after taking into consideration any first mortgage loan.

        COMMERCIAL REAL ESTATE LOANS AND MULTI-FAMILY RESIDENTIAL LOANS. At December 31, 1997, the Bank's commercial real estate loans and multi-family residential mortgage loans amounted to $120.1 million and $28.2 million, respectively, or 11.1% and 2.6%, respectively, of the Bank's net loan portfolio. A substantial portion of the Bank's commercial real estate loans were acquired from Gateway. While the Bank retained all of the commercial loan personnel from Gateway, the Bank has revised and strengthened the loan underwriting standards with respect to commercial real estate and multi-family residential mortgage loans.

        The Bank's commercial real estate loans generally are secured by small office buildings, retail and industrial use buildings, strip shopping centers and other commercial uses located in the Bank's market area. The Bank's commercial real estate loans seldom exceed $1.0 million and, as of December 31, 1997, the average size of the Bank's commercial real estate loans was $313,000. The Bank originated $22.2 million of commercial real estate loans during the year ended December 31, 1997 compared to $35.7 million and $13.6 million, respectively, of commercial real estate loan originations in 1996 and 1995.

        The Bank's multi-family residential real estate loans are concentrated in Brooklyn and, to a lesser extent, Staten Island. The Bank originated $4.6 million of multi-family residential real estate loans during the year ended December 31, 1997 compared to $2.1 million and $3.6 million, respectively, of originations in 1996 and 1995. The Bank generally has not been a substantial originator of multi-family residential real estate loans due to, among other factors, the relatively limited amount of apartment and other multi-family properties in Staten Island.

        The Bank's commercial real estate and multi-family residential loans generally are three-or five-year adjustable-rate loans indexed to three-or five-year U.S. Treasury obligations adjusted to a CMT, plus a margin. Generally, fees of between 50 basis points and 1.50% of the principal loan balance are charged to the borrower upon closing. The Bank generally charges prepayment penalties on commercial real estate and multi-family residential mortgage loans. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 25 years with amortization of principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals as additional security for any commercial real estate and multi-family residential loans.

        The Bank evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. The Bank has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 125%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by an independent appraiser commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the Bank prior to the closing of the loan.

        Commercial real estate and multi-family residential lending entails substantially different risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses, or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven businesses, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral.

        As of December 31, 1997, $8.4 million or 7.0% of the Bank's commercial real estate loans and $319,000 or 1.1% of its multi-family residential real estate loans were considered non-performing loans.

        CONSTRUCTION AND LAND LOANS. The Bank originates primarily residential construction loans to local (primarily Staten Island) real estate builders, generally with whom it has an established relationship. To a significantly lesser extent, the Bank originates such loans to individuals who have a contract with a builder for the construction of their residence. The Bank's construction loans are secured by property located primarily in the Bank's market area. At December 31, 1997, construction and land loans amounted to $40.5 million or 3.7% of the Bank's net loan portfolio of which $33.9 million consisted of construction loans and $6.6 million consisted of land loans. In addition, at such date, the Bank had $11.0 million of undisbursed funds for construction loans in process. The Bank originated $27.9 million of construction and land loans during the year ended December 31, 1997, compared to $32.1 million and $15.4 million of construction loans in 1996 and 1995, respectively. Prior to its acquisition of Gateway, the Bank generally was not an active originator of construction and land loans.

        The Bank's construction loans generally have floating rates of interest for a term of up to two years. Construction loans to builders are typically made with a maximum loan to value ratio of 75%. The Bank's construction loans to local builders are made on either a pre-sold or speculative (unsold) basis. However, the Bank generally limits the number of unsold homes under construction to its builders, with the amount dependent on the reputation of the builder, the present outstanding obligations of the builder, the location of the property and prior sales of homes in the development and the surrounding area. The Bank generally limits the number of construction loans for speculative units to two to four model homes per project.

        Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by independent appraisers approved by the Board of Directors. The Bank's staff also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections of the project based on a percentage of completion. The Bank requires monthly interest payments during the construction term.

        The Bank originates land loans to local developers for the purpose of holding or developing the land (i.e., roads, sewer and water) for sale. Such loans are secured by a lien on the property, are generally limited to 60% of the appraised value of the secured property and are typically made for a period of up to two years with a floating interest rate based on the prime rate. The Bank requires monthly interest payments during the term of the land loan. The principal of the loan is reduced as lots are sold and released. All of the Bank's land loans are secured by property located in its market area. In addition, the Bank generally obtains personal guarantees from its borrowers and originates such loans to developers with whom it has established relationships.

        Construction and land lending generally is considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk to the Bank than construction loans to individuals on their personal residences.

        The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction and land lending generally and by limiting its construction and land lending to primarily residential properties. In addition, the Bank has adopted underwriting guidelines which impose lower loan-to-value and higher debt service ratios than typically utilized by Gateway and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business to its existing market and by working with builders with whom it has established relationships. It is also the Bank's policy to obtain personal guarantees from the principals of its corporate borrowers on its construction and land loans.

        OTHER LOANS. The Bank offers a variety of other or non-mortgage loans. Such other loans, which include commercial business loans, discounted loans, passbook loans, student loans, overdraft loans and a variety of other personal loans, amounted to $43.7 million or 4.0% of the Bank's loan portfolio at December 31, 1997. Prior to April 1997, the Bank engaged in a program of advancing funds to a national automobile leasing company on a non-recourse basis, with the Bank's advances secured by a pledge and assignment of the leasing company's interests in automobile leases made to its customers. Under the program, the leasing company extended automobile leases to customers and then presented such leases to the Bank for its underwriting, document review and acceptance or rejection. The Bank only accepted lease assignments which met the Bank's underwriting guidelines. The leasing company was purchased by another financial institution in 1997 which resulted in a termination of the Bank's automobile leasing activities and the repayment of the $29.8 million of loans secured by automobile leases then outstanding at no loss to the Bank.

        At December 31, 1997, the Bank's commercial business loans amounted to $19.6 million or 1.8% of the Bank's net loan portfolio. The Bank's commercial business loans have a term of up to five years and may have either fixed-rates of interest or, to a lesser extent, floating rates tied to the prime rate. The Bank's commercial business loans are made to small- to medium-sized businesses within the Bank's market area. A substantial portion of the Bank's small business loans are unsecured with the remainder generally secured by perfected security interests in accounts receivable and inventory or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. In addition, the Bank may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor's home or the business property. In such cases, the loan, while underwritten to commercial business loan standards, is reported as a single-family or commercial real estate mortgage loan, as the case may be. The Bank estimates that, at December 31, 1997, it had $21.5 million and $120.1 million outstanding in loans for commercial business purposes which were classified as single-family residential mortgage loans and commercial real estate mortgage loans, respectively. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

        The Bank's commercial business loans include discounted loans, which amounted to $11.3 million or 1.0% of the Bank's loans at December 31, 1997. The Bank's discounted loans, which are made primarily to local businesses, are designed to provide an interim source of financing and require no payment of principal or interest until the due date of the loan, which may be up to one year but generally is 60 or 90 days from the date of origination. While the borrower is contractually obligated to repay the entire face amount of the loan at maturity, the Bank advances only a portion of the face amount with the difference constituting the interest component. In addition to personal guarantees, discounted loans may also be secured by perfected security interests in receivables. However, due to the lack of an amortization schedule and, in certain cases, the absence of perfected security interests, discounted loans generally may be deemed to involve a greater risk of loss than single-family residential mortgage loans.

        At December 31, 1997, the Bank had $4.0 million of student loans in its portfolio. The Bank has been and continues to be an active originator of student loans. Substantially, all of these loans are originated under the auspices of the New York State Higher Education Services Corporation ("NYSHESC"). Under the terms of these loans, no repayment is due until the student's graduation, with 98% of the principal guaranteed by the NYSHESC. The terms and rates of these loans are established by the NYSHESC. Commencing in 1995, the Bank's general practice is to sell its student loans into the secondary market as the loans reach repayment status.

        The balance of the Bank's other loans consist of loans secured by passbook accounts, loans on overdraft accounts, home improvement loans and various other personal loans.

        LOAN ORIGINATION AND LOAN FEES. In addition to interest earned on loans, the Bank receives loan origination fees or "points" for many of the loans it originates. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

        In accordance with SFAS No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Bank's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life, adjusted for prepayments, of the related loans as an adjustment to the yield of such loans. At December 31, 1997, the Bank had $3.4 million of such deferred loan fees.

ASSET QUALITY

        GENERAL. As a part of the Bank's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under this classification system. Loans are periodically reviewed and the classifications are reviewed by the Board of Directors on at least a quarterly basis. In addition, the Bank has retained an independent third party consultant to, among other things, review the Bank's classifications on a periodic basis.

        When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 16 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

        Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on mortgage loans past due 90 days or more although the Bank may, in limited circumstances, accrue interest on consumer loans past due 90 days or more.

        Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. Pursuant to Statement of Position ("SOP") 92-3 issued by the American Institute of Certified Public Accountants ("AICPA") in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Bank's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

        DELINQUENT LOANS. The following table sets forth information concerning delinquent mortgage loans at December 31, 1997, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                            December 31, 1997
                                   -------------------------------------------------------------------
                                              30-59 Days                         60-89 Days
                                   --------------------------------    -------------------------------
                                                    Percent of Loan                    Percent of Loan
                                       Amount          Category           Amount          Category
                                   -------------    ---------------    ------------    ---------------
                                                          (Dollars in Thousands)
Mortgage loans:
  Residential:
    Single-family................         $4,946             0.57%          $   --                 --%
    Multi-family.................             82              0.29              --                 --
  Commercial real estate.........            472              0.39              --                 --
  Construction and land.........              --                --              --                 --
  Home equity....................            169              2.58               7                .11
                                          ------                            ------
    Total........................         $5,669             0.54%          $    7                 --%
                                          ======                            ======


        In addition to delinquent mortgage loans, at December 31, 1997, $1.4 million or 3.2% of the Bank's other loans were delinquent 30 days or more but less than 90 days.

        NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans and other real estate owned.


                                                                    At December 31,
                                       -----------------------------------------------------------------------
                                         1997           1996           1995(1)         1994             1993
                                       --------       --------        --------       --------         --------
                                                              (Dollars in Thousands)
Accruing loans 90 days or more
 past due:
    Mortgage loans...............      $     --      $      --      $       --     $       --        $      --
    Other loans..................            85              1             302            415              262
                                       --------       --------        --------       --------         --------
            Total accruing loans.            85              1             302            415              262
                                       --------       --------        --------       --------         --------
Non-accrual loans:
    Mortgage loans:
        Single-family residential         9,395         10,417          11,159          6,692            7,240
        Multi-family residential.           319            322              98             86               58
        Commercial real estate...         8,436         11,102          11,653            560               --
        Construction and land....         1,131             --             379            240               --
        Home equity..............           545            644             124             --               --
    Other loans:
        Automobile leases........            --             15              18             --               --
        Commercial business loans                           81              49             --               --
        Discounted loans.........           835             25             126             --               --
        Other loans..............           570            144             307             61              157
                                       --------       --------        --------       --------         --------
            Total non-accruing loans     21,231         22,750          23,913          7,639            7,455
                                       --------       --------        --------       --------         --------
Total non-performing loans.......        21,316         22,751          24,215          8,054            7,717
                                       --------       --------        --------       --------         --------
Other real estate owned, net.....           618          1,103             627            373              766
                                       --------       --------        --------       --------         --------
Total non-performing assets......        21,934         23,854          24,842          8,427            8,483
                                       --------       --------        --------       --------         --------

Total non-performing assets......      $ 21,934       $ 23,854        $ 24,842       $  8,427         $  8,483
                                       ========       ========        ========       ========         ========

Non-performing assets to total
  loans..........................         1.99%          2.42%           3.04%          1.37%            1.63%
Non-performing assets to total
  assets.........................         0.83%          1.34%           1.44%          0.61%            0.62%
Non-performing loans to total             1.93%
  loans..........................                        2.31%           2.96%          1.31%            1.49%
Non-performing loans to total
  assets.........................         0.80%          1.28%           1.40%          0.59%            0.57%

------------------

(1) The acquisition of Gateway occurred in August 1995.

        Non-performing assets at December 31, 1997 totaled $21.9 million down from $23.9 million at December 31, 1996 and $24.8 million at December 31, 1995. The primary reason for the increase in non-performing assets in 1995 compared to earlier periods was the acquisition of Gateway. Gateway was an originator of commercial real estate loans, construction and land loans, and to a lesser extent commercial business loans, all of which generally are deemed to involve more risk than the single-family residential loans which the Bank traditionally has emphasized. While the Bank has continued to originate commercial real estate loans, construction and land loans, and commercial business loans, and intends to increase the level of originations of such loans, management has implemented loan underwriting policies and procedures which it believes are more conservative than those previously used by Gateway. Management has also enhanced the collection and workout procedures and staff with regard to non-performing assets which is reflected in the decrease obtained in 1997.

        The interest income that would have been recorded during the year ended December 31, 1997, if all of the Bank's non-performing loans at the end of such period had been current in accordance with their terms during such period was $899,000. The actual amount of interest recorded as income (on a cash basis) on such loans during the period amounted to $563,000.

        CLASSIFIED AND CRITICIZED ASSETS. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At December 31, 1997, the Bank had an aggregate of $23.6 million of classified assets, all of which were classified substandard. In addition, at such date the Bank had $2.1 million of assets which were deemed special mention.

        ALLOWANCE FOR LOAN LOSSES. The Bank's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table below, at December 31, 1997, the Bank's allowance for loan losses amounted to $15.7 million or 73.7% and 1.4% of the Bank's non-performing loans and total loans receivable, respectively. The Bank's provision to the allowance for loan losses amounted to $6.0 million for 1997 and $1.0 million during 1996. Such provisions during 1997 and 1996 were substantially higher than the Bank traditionally made in earlier periods and were the result of, among other things, management's continuing review of the risk elements in the Bank's loan portfolio. As part of its 1997 review, management considered a report prepared by an independent third-party consultant with respect to the risk elements in the Bank's loan portfolio and an analysis prepared by the Bank's management with respect to certain trends affecting the Bank's loan portfolio such as charge-offs, delinquencies and other external economic factors including interest rates. Such trend analysis and third-party report indicated certain additional potential risk factors to be considered in estimating the level of the allowance for loan losses. In establishing provisions in 1997 and 1996, management of the Bank also considered the overall increase in the Bank's loan portfolio, the potential increased risk of loss generally attributed to commercial real estate loans, construction and land loans and commercial business loans as well as management's continuing experience with the loan portfolio acquired from Gateway. The Bank has experienced a longer than anticipated work-out period with respect to such loans, and charged-off $1.3 million of loans in 1997 and $2.7 million of loans in 1996. Based on the various factors considered in its 1997 review of risk elements, and in particular the longer than anticipated work-out periods for the Gateway portfolio, management also determined that in certain circumstances more aggressive work-out procedures for non-performing loans would be warranted. The fact that more aggressive work-out procedures could increase the risk of loss with respect to such loans also affected management's determination to increase the provision levels during 1997. In addition to general provisions of approximately $2.0 million during 1997, management determined that additional provisions of approximately $4.0 million were necessary in light of estimated losses with respect to the loans acquired from Gateway and with respect to the Bank's portfolio of non-performing loans. Management views approximately $4.0 million of the provisions established during 1997 as generally non-recurring in nature. While no assurance can be given that future charge-offs and/or additional provisions will not be necessary, management of the Company believes that, as of December 31, 1997, the allowance for loan losses was adequate.

        Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and/or the Federal Reserve Board, issued a Policy Statement regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance
(i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming 12 months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling." The Bank's policy for establishing loan losses is not inconsistent with the Policy Statement.

        The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.



                                                        Year Ended December 31,
                                   ----------------------------------------------------------------
                                      1997        1996           1995          1994          1993
                                   ----------    -------        -------       ------       --------
                                                         (In Thousands)
Allowance at beginning of period      $ 9,977    $10,704        $ 3,124       $3,180       $  2,303
                                      -------    -------        -------       ------       --------
Allowance from acquisition..               --         --          8,026           --             --
Provisions..................            6,003      1,000             --           76          1,286
  Charge-offs:
    Mortgage loans:
      Single-family residential           501      1,590            606          107            463
      Multi-family residential            100         --             --           36             67
      Commercial real estate              210        376             --           --             --
    Other loans.............              507        729            176          275            386
                                      -------    -------        -------       ------       --------
      Total charge-offs.....            1,318      2,695            782          418            916
  Recoveries:
   Mortgage loans:
     Single-family residential            533        408            198          166            335
     Multi-family residential              --         --             --           10             43
     Commercial real estate.              251        413             19           --             --
     Construction, land and land
      development...........               10         --             --           --             --
    Other loans.............              253        147            119          110            129
                                      -------    -------        -------       ------       --------
      Total recoveries......            1,047        968            336          286            507
                                      -------    -------        -------       ------       --------
Allowance at end of period..          $15,709    $ 9,977        $10,704       $3,124         $3,180
                                      =======    =======        =======       ======         ======

Allowance for loan losses to total
 nonperforming loans at end of
 period.....................            73.69%     43.85%         44.20%       38.79%         41.21%
                                      =======    =======        =======       ======         ======
Allowance for loan losses to total
 loans at end of period.....             1.42%      1.02%          1.32%        0.51%          0.62%
                                      =======    =======        =======       ======         ======

        The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.




                                                                       December 31,
                     -------------------------------------------------------------------------------------------------------------
                             1997                   1996                   1995                 1994                  1993
                     ---------------------   --------------------   -------------------  -------------------  --------------------
                               Percent of             Percent of            Percent of           Percent of            Percent of
                                Loans in               Loans in              Loans in             Loans in              Loans in
                                  Each                   Each                  Each                 Each                  Each
                               Category to            Category to           Category to          Category to           Category to
                     Amount    Total Loans   Amount   Total Loans   Amount  Total Loans  Amount  Total Loans  Amount   Total Loans
                     ------    -----------   ------   -----------   ------  -----------  ------  -----------  -------  -----------
                                                                      (In Thousands)
Mortgage loans:
  Residential .....  $ 5,853       82.37%     $3,192      77.20%   $ 2,002      77.50%   $2,100     85.78%     $2,031      86.25%
  Other............    6,696        15.43      5,842      17.98      7,735      17.77        --      8.39          --       8.00
Other loans........    3,160         4.04        943       6.55        967       6.84     1,024      6.99       1,149       6.84
                     -------      ------      ------     ------    -------     ------    ------    ------      ------     ------
     Total.........  $15,709      101.84%     $9,977     101.73%   $10,704     102.11%   $3,124    101.16%     $3,180     101.09%
                     =======      ======      ======     ======    =======     ======    ======    ======      ======     ======

        The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the Bank's level of allowance for loan losses will be sufficient to absorb future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the OTS, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. Such agency may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

SECURITIES ACTIVITIES

        GENERAL. As of December 31, 1997, the Bank had an aggregate of $1.4 billion of securities, or 50.9% of the Company's total assets at such date. At such date, the unrealized appreciation on the Bank's securities available for sale amounted to $12.7 million, net of income taxes. The securities investment policy of the Bank, which has been established by the Board of Directors, is designed, among other things, to assist the Bank in its asset/liability management policies. The Bank's investment policy emphasizes principal preservation, favorable returns on investment, maintaining liquidity within designated guidelines, minimizing credit risk and maintaining flexibility. Interest and dividend income from the Bank's securities portfolio generally provides the second largest source of income to the Bank after interest on loans. The Bank's current securities investment policy permits investments in various types of liquid assets including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of mortgage-backed and mortgage-related securities, commercial paper, certificates of deposit, and federal funds sold to financial institutions approved by the Board of Directors.

        The Bank converted to a federally chartered mutual savings bank in August 1997. Prior to that date, the Bank operated as a New York-chartered mutual savings bank. While operating under its New York charter, the Bank was permitted to make certain investments in equity securities and stock mutual funds. At December 31, 1997, these equity investments totaled $53.0 million, comprised primarily of a $31.1 million investment in a common stock mutual fund designed specifically for New York State savings banks, and $21.9 million of various other equity securities. Pursuant to current law, the Bank is required to divest or transfer such securities. The Bank transferred these securities to the holding company during the month of February 1998.

        The Bank currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. These activities require the prior approval of the Board of Directors under the Bank's securities investment policy. Similarly, the Bank has not and does not invest in mortgage derivative securities which are deemed to be "high risk," or purchase privately issued securities which are not rated investment grade. The Bank tests its securities on at least a semi-annual basis to ensure that they would not be considered "high risk" securities under Federal banking laws.

        At December 31, 1997, all of the Bank's securities were classified as available for sale. In December 1995, the Bank, pursuant to SFAS No. 115, reviewed its securities portfolio and reclassified all of its securities then classified as held to maturity as available for sale. Such classification as available for sale provides the Bank with the flexibility to sell securities if deemed appropriate in response to, among other factors, changes in interest rates. Securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable income taxes. Securities classified as trading account are carried at market value with any increase or decrease in unrealized appreciation or depreciation included in the Company's income statement. In the years ended December 31, 1997, 1996 and 1995, the Bank recognized losses on securities transactions of $85,000, $2.7 million and $305,000, respectively.

        The Bank's investment policy provides management with the authority to periodically sell securities provided, among other things, any losses on such sales do not exceed $500,000, in which event prior approval of the Board of Directors is required. Generally, management will enter into such securities sales only if it believes that it can replace the securities sold with newly purchased securities that, due to their higher yield, will offset the losses within a twelve month period. In addition, during the fourth quarter of each of 1996 and 1995, management and the Board of Directors reviewed the Bank's entire securities portfolio and authorized extensive sales as part of its securities restructuring efforts. In each case, the Bank substantially replaced the securities sold with securities having a significantly higher (over 75 basis points) projected yield without, in management's view, sacrificing credit quality or liquidity. In addition, sales in the fourth quarter of 1995 included certain lower grade ("A rated") corporate debt securities. The Bank does not anticipate that it will, as a matter of course, continue to authorize similar amounts of losses in its securities activities.

        The following table sets forth the activity in the Bank's aggregate securities portfolio during the periods indicated.


                                                           Year Ended December 31,
                                          ---------------------------------------------------
                                             1997                   1996               1995
                                          ----------              --------           --------
                                                               (In Thousands)
Securities at beginning of period...     $   703,134              $788,622           $699,470
Purchases:
  U.S. government and agencies......          25,073                29,670            215,948
  State and municipals..............              --                    --             11,591
  Agency mortgage-backed securities.         519,430               212,634            136,610
  Agency CMOs.......................         166,015                35,079             19,944
  Private CMOs......................         165,137                53,258                116
  Other debt securities.............             167                    --                350
  Marketable equity securities......          34,483                15,059              4,614
                                         -----------             ---------          ---------
    Total purchases.................         910,305               345,700            389,173
Sales:
  U.S. government and agencies......          30,000                71,051              5,000
  State and municipals..............              --                    70             12,132
  Agency mortgage-backed securities.          18,183               113,617                 --
  Agency CMOs.......................              --                16,332                 --
  Private CMOs......................          24,952                    --                 --
  Other debt securities.............              --                36,042             99,122
  Marketable equity securities......          24,822                 3,305              5,272
                                          ----------              --------           --------
    Total sales.....................          97,957               240,417            121,526
Repayments and prepayments:
  U.S. government and agencies......          22,025                46,800             53,610
  State and municipals..............           3,045                    --                100
  Agency mortgage-backed securities.         104,187               102,748             54,430
  Agency CMOs.......................          33,366                 4,399                  3
  Private CMOs......................          16,866                 3,466                 24
  Other debt securities.............           1,000                31,767             86,470
  Marketable equity securities......              --                    --                 --
                                          ----------              --------           --------
    Total repayments and prepayments         180,489               189,180            194,637
Accretion of discount and amortization
  of premium........................           (520)                 (692)            (4,421)
Unrealized gains or (losses) on
  available-for-sale securities.....          16,435                 (899)             20,563
Realized gains and losses on trading
  assets............................           (442)                    --                 --
                                          ----------              --------           --------
Securities at end of period.........      $1,350,466              $703,134           $788,622
                                          ==========              ========           ========

        MORTGAGE-BACKED AND MORTGAGE-RELATED SECURITIES. At December 31, 1997, the Company's securities included $826.7 million, or 31.2% of total assets, of mortgage participation certificates (which are also known as mortgage-backed securities).

        Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA").

        The FHLMC is a private corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs.

        Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. The Bank's mortgage-backed securities portfolio includes investments in mortgage-backed securities backed by ARMs or securities which otherwise have an adjustable rate feature.

        The Bank's securities also include $338.9 million in interests in collateralized mortgage obligations ("CMOs") (which are also known as mortgage-related securities). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. As of December 31, 1997, $167.7 million of the Bank's CMOs were insured or guaranteed by the GNMA, FNMA or FHLMC and the remaining $171.2 million of the Bank's CMOs were rated "AAA" by national rating agencies. While non-agency private issue CMOs are somewhat less liquid than CMOs insured or guaranteed by the GNMA, FNMA or FHLMC, they generally have a higher yield than agency insured or guaranteed CMOs. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The regular interests of some CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other CMOs are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These CMOs may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk. As of December 31, 1997, the Bank's CMOs did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residual interests of CMOs or interest-only and principal-only securities.

        Mortgage-backed and mortgage-related securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed and related securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans.

        The Bank generally does not invest in mortgage-backed and mortgage-related securities with estimated average lives exceeding 10 years. At December 31, 1997, the estimated weighted average life of the Bank's mortgage-backed and mortgage-related securities was approximately 4.5 years. The actual maturity of a mortgage-backed or mortgage-related security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or accretion of discount related to the mortgage-backed security. In accordance with GAAP, premiums are amortized and discounts are accreted over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or mortgage-related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.

        During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed and mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. At December 31, 1997, of the $826.7 million of mortgage-backed and mortgage-related securities, an aggregate of $349.9 million were secured by fixed-rate securities and an aggregate of $476.8 million were secured by adjustable-rate securities.

        OTHER SECURITIES. Other than mortgage-backed and mortgage-related securities, the Bank's securities consist primarily of U.S. Treasury and Federal agency obligations, which amounted to $106.7 million at December 31, 1997, and marketable equity securities, which amounted to $74.9 million at December 31, 1997. In addition, as previously discussed, the Bank transferred its marketable equity securities with the exception of agency issued preferred stocks to the Company. As with its mortgage-backed and mortgage-related securities, the Bank attempts to maintain a high degree of liquidity in its other securities and generally does not invest in debt securities with terms to maturity in excess of 10 years. As of December 31, 1997, the estimated term to maturity of the Bank's other securities was 3.4 years.

        The following table sets forth certain information regarding the maturities of the Bank's other securities (all of which were classified as available for sale) at December 31, 1997.

                                                                   Contractually Maturing
                             --------------------------------------------------------------------------------------------
                                         Weighted                 Weighted                Weighted               Weighted
                              Under 1     Average       1-5        Average      6-10      Average     Over 10    Average
                               Year        Yield       Years        Yield      Years       Yield       Years      Yield
                             --------    --------      ------     --------     ------     -------     ------     --------
                                                                (Dollars in Thousands)
U.S. Government and federal
  agency obligations....       $30,450     6.98%        $49,712     6.63%       $25,000     7.08%       $ --         -- %
Other...................            --       --             100     8.13             --       --         820      10.89
                               -------                  -------                 -------                 ----
                               $30,450                  $49,812                 $25,000                 $820

SOURCES OF FUNDS.

        GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

        DEPOSITS. The Bank's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, non-interest bearing checking accounts, regular savings accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

        The Bank utilizes traditional marketing methods to attract new customers and savings deposits. The Bank does not advertise for deposits outside of its market area and management believes that an insignificant number of deposit accounts were held by non-residents of New York at December 31, 1997. The Bank does not utilize the services of deposit brokers. The Bank traditionally has relied on customer service and convenience in marketing its deposit products, and the Bank generally has not sought to be a price leader on its deposits. The Bank is the largest depository institution, by deposit market share, in Staten Island and the Bank's acquisition of Gateway, which had $276.6 million in deposits at the time of acquisition, added to the Bank's deposit base. Despite its strong market presence, during each of 1997, 1996 and 1995 (excluding the effect of the Gateway acquisition), the Bank experienced disintermediation of deposits. Management attributes such disintermediation in large part to certain higher rate competing investment products being offered by non-depository institutions. For the year ended December 31, 1997 deposits before interest credits decreased $9.4 million compared with a decrease of $8.4 million in 1996. Inclusive of interest credits deposits increased $45.9 million and $42.1 million in 1997 and 1996 respectively. Total deposits held by banks in the Bank's market area have decreased over the past few years. To offset this trend, commencing in April 1996, the Bank's business development officers have actively solicited through individual meetings and other contacts, deposit accounts, particularly commercial accounts. In addition in recent periods, the Bank's lending officers, and branch managers have increased their effort to solicit new deposits from the Bank's loan customers and other residents in its market areas.

        The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                      Year Ended December 31,
                                      ---------------------------------------------------
                                         1997                   1996              1995
                                      ----------             ----------        ----------
                                                        (In Thousands)
Beginning balance...............      $1,577,748             $1,535,617        $1,225,918
Net increase (decrease) before
  interest credited.............         (9,386)                (8,397)        265,485(1)
Interest credited...............          55,290                 50,528            44,214
Net increase in deposits........          45,904                 42,131           309,699
                                      ----------             ----------        ----------
Ending balance..................      $1,623,652             $1,577,748        $1,535,617
                                      ==========             ==========        ==========


---------------

(1)     Includes $276.6 million of deposits acquired from Gateway.


        The following table sets forth by various interest rate categories the certificates of deposit with the Bank at the dates indicated.

                                                             December 31,
                                          --------------------------------------------------
                                            1997                  1996                1995
                                          --------              --------            --------
                                                      (Dollars in Thousands)
0.00% to 2.99%......................      $     --              $     --            $     --
3.00% to 3.99%......................         9,704                12,314              20,138
4.00% to 4.99%......................       128,150               223,234             103,882
5.00% to 6.99%......................       380,820               262,924             334,922
7.00% to 8.99%......................         2,019                 2,098               8,420
9.00% to 10.99%.....................            --                    --                  --
11.00% and over.....................            --                    --                  --
                                          --------              --------            --------
    Total...........................      $520,693              $500,570            $467,362
                                          ========              ========            ========

        The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit at December 31, 1997.

                                               Over Six         Over One         Over Two
                                                Months            Year            Years
                             Six Months       Through One        Through         Through       Over Three
                              and Less           Year           Two Years      Three Years        Years
                             ----------       -----------       ---------      -----------     ----------
                                                        (Dollars in Thousands)
0.00% to 2.99%...........     $     --         $     --         $    --          $    --          $    --
3.00% to 3.99%...........        8,921              783              --               --               --
4.00% to 4.99%...........       96,052           23,071           8,950               76               --
5.00% to 6.99%...........     $160,608          116,130          71,937           17,794           14,332
7.00% to 8.99%...........           --               --              --            2,019               --
9.00% to 10.99% .........           --               --              --               --               --
11.00% and over..........           --                --              --              --               --
                              --------         --------         -------          -------          -------
    Total................     $265,581         $139,984         $80,887          $19,909          $14,332
                              ========         ========         =======          =======          =======


        As of December 31, 1997, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000, was approximately $99.9 million. The following table presents the maturity of these time certificates of deposit at such dates.

                                                            December 31,
                                                                1997
                                                            ------------
                                                           (In Thousands)
3 months or less....................................            $41,351
Over 3 months through 6 months......................             20,780
Over 6 months through 12 months.....................             18,338
Over 12 months......................................             19,446
                                                                -------
                                                                $99,915
                                                                =======



        The following table sets forth the dollar amount of deposits in various types of deposits offered by the Bank at the dates indicated.

                                                         December 31,
                           -------------------------------------------------------------------------
                                    1997                      1996                     1995
                           ----------------------    ----------------------   ----------------------
                             Amount    Percentage      Amount    Percentage     Amount    Percentage
                           ----------  ----------    ----------  ----------   ----------  ----------
                                                    (Dollars in Thousands)
Savings accounts........   $  827,757     50.98%     $  832,584     52.77%    $  739,697     48.17%
Certificates of deposit.      520,693      32.07        500,570      31.73       467,362      30.43
Money market accounts...       76,088       4.69         79,704       5.05        83,343       5.43
NOW accounts............       15,249       0.94         14,298       0.91        55,124       3.59
Demand deposits.........      183,865      11.32        150,592       9.54       190,091      12.38
                           ----------     ------     ----------     ------    ----------     ------
    Total...............   $1,623,652     100.00%    $1,577,748     100.00%   $1,535,617     100.00%
                           ==========     ======     ==========     ======    ==========     ======

        BORROWINGS. Traditionally, the Bank made very limited use of borrowings. During 1997, the Bank determined to utilize borrowings as an additional source of funds to leverage its capital. In August 1997 the Bank became a member of the FHLB of New York. This enabled the Bank to participate in the lending programs offered by the FHLB of New York, some of which would enable the Bank to use its residential mortgage loans as collateral. At December 31, 1997, the Bank had $250 million of borrowed funds, which consisted of reverse repurchase agreements with established brokerage firms and the FHLB of New York. The Bank intends to continue to utilize borrowing as a source of funds to leverage the balance sheet.


        The following table sets forth information with respect to the Company's reverse repurchase agreements at and during the periods indicated.

                          At or For the Year Ended December 31,
                          -------------------------------------
                            1997           1996           1995
                          --------         ----           -----
                                  (Dollars in Thousands)
Maximum balance           $250,000          $--             $--
Average balance           $ 81,071           --              --
Year end balance          $250,000           --              --
Weighted average
interest rate:
   At end of year            5.86%           --%             --%
   During the year            5.88           --              --




TRUST ACTIVITIES

        Staten Island Savings also provides a full range of trust and investment services, and acts as executor or administrator of estates and as trustee for various types of trusts. Trust and investment services are offered through the Bank's Trust Department which was acquired as part of the Gateway acquisition. Fiduciary and investment services are provided primarily to persons and entities located in Staten Island, New York. Services offered include fiduciary services for trusts and estates, money management, custodial services and pension and employee benefits consulting. As of December 31, 1997, the Trust Department maintained approximately 551 trust/fiduciary accounts, with an aggregate principal balance of $96.8 million at such date.

        The accounts maintained by the Trust/Investment Services Division consist of "managed" and "non-managed" accounts. "Managed accounts" are those accounts under custody for which the Bank has responsibility for administration and investment management and/or investment advice. "Non-managed" accounts are those accounts for which the Bank merely acts as a custodian. The Company receives fees dependent upon the level and type of service provided. The Trust Department administers various trust accounts (revocable, irrevocable and charitable trusts, and trusts under wills), agency accounts (various investment fund products), estate accounts, and employee benefit plan accounts (assorted plans and IRA accounts). Two trust officers and related staff are assigned to the Trust Department. The administration of trust and fiduciary accounts are monitored by the Trust Committee of the Board of Directors of Staten Island Savings.

SAVINGS BANK LIFE INSURANCE

        The Bank has a Savings Bank Life Insurance ("SBLI") department, which issues life insurance to individuals. The financial statements of the SBLI Department are not consolidated with the Bank's. The SBLI Department's activities are segregated from the Bank and, while they do not directly affect the Bank's earnings, management believes that offering SBLI is beneficial to the Bank's relationship with its depositors and the general public. The SBLI Department pays its own expenses and reimburses the Bank for expenses incurred on its behalf. At December 31, 1997, the SBLI Department had policies totaling $1.7 billion in force.

SUBSIDIARIES

        At December 31, 1997, the Bank did not have any subsidiaries.

EMPLOYEES

        The Bank had 534 full-time employees and 92 part-time employees at December 31, 1997. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.


                                   REGULATION

GENERAL

        The Bank is a federally chartered and insured savings bank subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings associations, and the FDIC, as the administrator of the BIF.

        The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings associations and savings and loan holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on the Company or the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

REGULATION OF SAVINGS AND LOAN HOLDING COMPANIES

        HOLDING COMPANY ACQUISITIONS. The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"). The HOLA and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

        HOLDING COMPANY ACTIVITIES. The Company operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries. If the Company ceases to be a unitary savings and loan holding company, the activities of the Company and its non-savings association subsidiaries would thereafter be subject to substantial restrictions.

        The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid. See "- Regulation of Federal Savings Banks - Capital Distribution Regulation."

        AFFILIATE RESTRICTIONS. Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

        In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

        In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

        The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

REGULATION OF FEDERAL SAVINGS BANKS

        REGULATORY SYSTEM. As a federally insured savings bank, lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is regularly examined by the OTS and must file periodic reports concerning its activities and financial condition.

        Although the OTS is the Bank's primary regulator, the FDIC has "backup enforcement authority" over the Bank. The Bank's eligible deposit accounts are insured by the FDIC under the BIF, up to applicable limits.

        FEDERAL HOME LOAN BANKS. The Bank is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a central credit facility. The Bank is required to own capital stock in an FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) .3% of total assets, or (iii) 5% of its FHLB advances (borrowings).

        LIQUID ASSETS. Under OTS regulations, for each calendar month, a savings bank is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar month. This liquidity requirement, which is currently at 5.0%, may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets equal to not less than 1.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank maintains liquid assets in compliance with these regulations.

        REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings banks to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings banks must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

        All savings banks are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings bank is required to maintain core capital equal to a minimum of 3% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "- Prompt Corrective Action.") A savings bank is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

        Under OTS regulations, a savings bank with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. Based on internal measures of interest rate risk at December 31, 1997, the Bank would have been required to deduct $22.1 million pursuant to the IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect. However, even in the event of such a deduction, the Bank would still be deemed to be a "well-capitalized" institution.

        These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings association may be adversely affected by the activities or condition of its holding company, affiliates, subsidiaries or other persons or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

        The Bank's tangible capital ratio was 14.67%, its core capital ratio was 14.81% and its total risk-based capital ratio was 36.14% at December 31, 1997.

        PROMPT CORRECTIVE ACTION. The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation.

        The regulation establishes five categories of capital classification:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. The Bank meets the capital requirements of a "well capitalized" institution under applicable OTS regulations.

        In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll-over brokered deposits.

        Institutions that are classified as undercapitalized are subject to certain mandatory supervisory actions, including: (i) increased monitoring by the appropriate federal banking agency for the institution and periodic review of the institution's efforts to restore its capital, (ii) a requirement that the institution submit a capital restoration plan acceptable to the appropriate federal banking agency and implement that plan, and that each company having control of the institution guarantee compliance with the capital restoration plan in an amount not exceeding the lesser of 5% of the institution's total assets at the time it received notice of being undercapitalized, or the amount necessary to bring the institution into compliance with applicable capital standards at the time it fails to comply with the plan, and (iii) a limitation on the institution's ability to make any acquisition, open any new branch offices, or engage in any new line of business without the prior approval of the appropriate federal banking agency for the institution or the FDIC.

        The regulation also provides that the OTS may take any of certain additional supervisory actions against an undercapitalized institution if the agency determines that such actions are necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund. These supervisory actions include: (i) requiring the institution to raise additional capital or be acquired by another institution or holding company if certain grounds exist, (ii) restricting transactions between the institution and its affiliates, (iii) restricting interest rates paid by the institution on deposits, (iv) restricting the institution's asset growth or requiring the institution to reduce its assets, (v) requiring replacement of senior executive officers and directors, (vi) requiring the institution to alter or terminate any activity deemed to pose excessive risk to the institution, (vii) prohibiting capital distributions by bank holding companies without prior approval by the FRB, (viii) requiring the institution to divest certain subsidiaries, or requiring the institution's holding company to divest the institution or certain affiliates of the institution, and (ix) taking any other supervisory action that the agency believes would better carry out the purposes of the prompt corrective action provisions of FDICIA.

        Institutions classified as undercapitalized that fail to submit a timely, acceptable capital restoration plan or fail to implement such a plan are subject to the same supervisory actions as significantly undercapitalized institutions. Significantly undercapitalized institutions are subject to the mandatory provisions applicable to undercapitalized institutions. The regulation also makes mandatory for significantly undercapitalized institutions certain of the supervisory actions that are discretionary for institutions classified as undercapitalized, creates a presumption in favor of certain discretionary supervisory actions, and subjects significantly undercapitalized institutions to additional restrictions, including a prohibition on paying bonuses or raises to senior executive officers without the prior written approval of the appropriate federal bank regulatory agency. In addition, significantly undercapitalized institutions may be subjected to certain of the restrictions applicable to critically undercapitalized institutions.

        The regulation requires that an institution be placed into conservatorship or receivership within 90 days after it becomes critically undercapitalized, unless the OTS, with concurrence of the FDIC, determines that other action would better achieve the purposes of the prompt corrective action provisions of FDICIA. Any such determination must be renewed every 90 days. A depository institution also must be placed into receivership if the institution continues to be critically undercapitalized on average during the fourth quarter after the institution initially became critically undercapitalized, unless the institution's federal bank regulatory agency, with concurrence of the FDIC, makes certain positive determinations with respect to the institution.

        Critically undercapitalized institutions are also subject to the restrictions generally applicable to significantly undercapitalized institutions and to a number of other severe restrictions. For example, beginning 60 days after becoming critically undercapitalized, such institutions may not pay principal or interest on subordinated debt without the prior approval of the FDIC. (However, the regulation does not prevent unpaid interest from accruing on subordinated debt under the terms of the debt instrument, to the extent otherwise permitted by law.) In addition, critically undercapitalized institutions may be prohibited from engaging in a number of activities, including entering into certain transactions or paying interest above a certain rate on new or renewed liabilities.

        If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

        CONSERVATORSHIP/RECEIVERSHIP. In addition to the grounds discussed under "- Prompt Corrective Action," the OTS (and, under certain circumstances, the
FDIC) may appoint a conservator or receiver for a savings association if any one or more of a number of circumstances exist, including, without limitation, the following: (i) the institution's assets are less than its obligations to creditors and others, (ii) a substantial dissipation of assets or earnings due to any violation of law or any unsafe or unsound practice, (iii) an unsafe or unsound condition to transact business, (iv) a willful violation of a final cease-and-desist order, (v) the concealment of the institution's books, papers, records or assets or refusal to submit such items for inspection to any examiner or lawful agent of the appropriate federal banking agency or state bank or savings association supervisor, (vi) the institution is likely to be unable to pay its obligations or meet its depositors' demands in the normal course of business, (vii) the institution has incurred, or is likely to incur, losses that will deplete all or substantially all of its capital, and there is no reasonable prospect for the institution to become adequately capitalized without federal assistance, (viii) any violation of law or unsafe or unsound practice that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of the institution's depositors or the federal deposit insurance fund,
(ix) the institution is undercapitalized and the institution has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan, (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital, or (xi) the institution is found guilty of certain criminal offenses related to money laundering.

        ENFORCEMENT POWERS. The OTS and, under certain circumstances, the FDIC, have substantial enforcement authority with respect to savings associations, including authority to bring various enforcement actions against a savings association and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a savings association's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings association or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including to make restitution or provide reimbursement, indemnification or guarantee against loss; restrict the growth of the institution; and rescind agreements and contracts.

        CAPITAL DISTRIBUTION REGULATION. In addition to the prompt corrective action restriction on paying dividends, OTS regulations limit certain "capital distributions" by OTS-regulated savings associations. Capital distributions are defined to include, in part, dividends and payments for stock repurchases and cash-out mergers.

        Under the regulation, an association that meets its fully phased-in capital requirements both before and after a proposed distribution and has not been notified by the OTS that it is in need of more than normal supervision (a "Tier 1 association") may, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year up to the higher of:
(i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. A Tier 1 association may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. A savings association that meets its regulatory capital requirements both before and after a proposed distribution but does not meet its fully phased-in capital requirement (a "Tier 2 association") is authorized, after prior notice to the OTS but without OTS approval, to make capital distributions in an amount up to 75% of its net income over the most recent four-quarter period, taking into account all prior distributions during the same period. Any distribution in excess of this amount must be approved in advance by the OTS. A savings association that does not meet its current regulatory capital requirements (a "Tier 3 association") cannot make any capital distribution without prior approval from the OTS, unless the capital distribution is consistent with the terms of a capital plan approved by the OTS.

        The Bank qualifies as a Tier 1 association for purposes of the capital distribution rule. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice. The requirements of the capital distribution regulation supersede less stringent capital distribution restrictions in earlier agreements or conditions.

        The OTS has proposed to amend its capital distribution regulation to conform its requirements to the OTS prompt corrective action regulation. Under the proposed regulation, an institution that would remain at least adequately capitalized after making a capital distribution, and that was owned by a holding company, would be required to provide notice to the OTS prior to making a capital distribution. "Troubled" associations and undercapitalized associations would be allowed to make capital distributions only by filing an application and receiving OTS approval, and such applications would be approved under certain limited circumstances.

        QUALIFIED THRIFT LENDER TEST. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets).

A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

        Recent legislation permits a savings association to qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also, in the alternative, by qualifying under the Code as a "domestic building and loan association." The Bank is a domestic building and loan association as defined in the Code.

        Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At December 31, 1997, under the expanded QTL test, approximately 91.27% of the Bank's portfolio assets were qualified thrift investments.

        FDIC ASSESSMENTS. The deposits of the Bank are insured to the maximum extent permitted by the BIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

        The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

        On September 30, 1996, President Clinton signed into law legislation to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio of 1.25% of insured deposits. The legislation provided that the holders of SAIF-assessable deposits pay a one-time special assessment to recapitalize the SAIF. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter. Effective October 8, 1996, FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996.

        Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective BIF and SAIF rates both range from zero basis points to 27 basis points. From 1997 through 1999, FDIC-insured institutions will pay approximately
1.3 basis points of their BIF-assessable deposits and 6.4 basis points of their SAIF-assessable deposits to fund the Financing Corporation. The Bank's insurance premiums, which had amounted to the minimum $2,000 annual fee for its BIF-insured deposits, were increased to 1.3 basis points. The Bank paid $248,000 in insurance premiums during 1997.

        THRIFT CHARTER. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for federal savings associations and commercial banks; and, in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Bank and its parent holding company.

        COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS. Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

        NEW SAFETY AND SOUNDNESS GUIDELINES. The OTS and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The

OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions.

        CHANGE OF CONTROL. Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the OTS, and no individual may acquire control of a savings association if the OTS objects. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association or savings and loan holding company's voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

        Under recent legislation, companies subject to the Bank Holding Company Act that acquire or own savings associations are no longer defined as savings and loan holding companies under the HOLA and, therefore, are not generally subject to supervision and regulation by the OTS. OTS approval is no longer required for a bank holding company to acquire control of a savings association, although the OTS has a consultative role with the FRB in examination, enforcement and acquisition matters.


                                    TAXATION

FEDERAL TAXATION

        GENERAL. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank. The Bank's federal income tax returns have been audited or closed without audit by the IRS through 1993.

        METHOD OF ACCOUNTING. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

        BAD DEBT RESERVES. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific chargeoff method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 1997 is approximately $8.4 million. The Bank will begin to recapture the reserve in 1998.

        As discussed more fully below, the Bank and subsidiaries file combined New York State Franchise and New York City Financial Corporation tax returns. The basis of the determination of each tax is the greater of a tax on entire net income (or on alternative entire net income) or a tax computed on taxable assets. However, for state purposes, New York State enacted legislation in 1996, which among other things, decoupled the Federal and New York State tax laws regarding thrift bad debt deductions and permits the continued use of the bad debt reserve method under section 593. Thus, provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and City income tax purposes, the Bank is permitted to continue to use the special reserve method for bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Bank's loss history ("Experience Method") or a statutory percentage equal to 32% of the Bank's New York State or City taxable income ("Percentage Method").

        TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.

        At December 31, 1997 the Bank's total federal pre-1988 reserve was approximately $11.7 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

        MINIMUM TAX. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

        NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1997, the Bank had no net operating loss carryforwards for federal income tax purposes.

        CORPORATE DIVIDENDS-RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

STATE AND LOCAL TAXATION

        NEW YORK STATE AND NEW YORK CITY TAXATION. The Company and the Bank report income on a combined calendar year basis to both New York State and New York City. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods and rates.

        A temporary Metropolitan Transportation Business Tax Surcharge on Banking corporations doing business in the Metropolitan District has been applied since 1982. The Bank transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 1997, the surcharge rate is 17% of the State franchise tax liability. For 1997, an additional 2.5% tax surcharge on the New York State Franchise Tax is also imposed on the Company. New York City does not impose surcharges applicable to the Company.

        DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000. The prorated Delaware Tax for 1997 was $66,700.

PART II

ITEM 2.  PROPERTIES

        At December 31, 1997, the Bank conducted its business from its executive and administrative offices in Staten Island, New York, and 16 full service branch offices in Staten Island, one full service branch office in Brooklyn as well as three limited service branch offices, a loan origination center and its Trust Department in Staten Island. In addition, the Bank maintains 36 automated teller machines ("ATMs"), with at least two ATMs at each of the Bank's branch offices, and an office for its SBLI activities.

        The following table sets forth certain information relating to the Bank's offices at December 31, 1997.

                                                                  Net Book Value of
                                                                     Property and
                                                   Lease              Leasehold
                                    Owned or     Expiration        Improvements at          Deposits at
        Location(1)                  Leased         Date          December 31, 1997      December 31, 1997
-------------------------          ---------     ----------      ------------------     ------------------
                                                                             (In Thousands)
EXECUTIVE OFFICE:

15 Beach Street                      Owned                             $1,668               $     --
Staten Island, NY 10304

BRANCH OFFICES:

81-91 Water Street                   Owned                                248                    121
Staten Island, NY 10304

15 Hyatt Street                      Owned                                 42                     65
Staten Island, NY 10301

257 New Dorp Lane                    Owned                                 23                    132
Staten Island, NY 10305

260 New Dorp Lane                    Owned                                505                     --(1)
Staten Island, NY 10305

1837 Victory Boulevard               Owned                                211                    159
Staten Island, NY 10314

1850 Victory Boulevard               Owned                                166                     --(2)
Staten Island, NY 10314

1320 Hylan Boulevard                 Owned                                558                    155
Staten Island, NY 10305

                                                                  Net Book Value of
                                                                     Property and
                                                   Lease              Leasehold
                                    Owned or     Expiration        Improvements at          Deposits at
        Location(1)                  Leased         Date          December 31, 1997      December 31, 1997
-------------------------          ---------     ----------      ------------------     ------------------
                                                                             (In Thousands)
461-465, 475 Forest Avenue           Owned                             $1,185                $   107
Staten Island, NY 10310

3150 Amboy Road                      Owned                                445                     98
Staten Island, NY 10308

900 Huguenot Avenue                 Leased        2000(3)                 374                     67
Staten Island, NY 10312

5840 Amboy Road                      Owned                              1,218                     --(4)
Staten Island, NY 10309

2700 Hylan Boulevard                Leased        2005(3)                 411                    119
Staten Island, NY 10306

4025 Amboy Road                      Owned                                299                     99
Staten Island, NY 10308

6975 Amboy Road                      Owned                              1,415                     60
Staten Island, NY 10309

1630 Forest Avenue                   Owned                              1,152                     80
Staten Island, NY 10302

43 Richmond Hill Road               Leased        1999(3)                 530                     68
Staten Island, NY 10314

800 Forest Avenue                    Owned                                821                     55
Staten Island, NY 10310

1630 Richmond Road                   Owned                              1,121                    137
Staten Island, NY 10304

4310-4312-4320 Amboy Road           Leased        1998(3)                  99                     51
Staten Island, NY 10312

9512-20 3rd Avenue                  Leased        1999(3)                 304                     52
Brooklyn, NY 11209

OTHER OFFICES:

45 Beach Street                      Owned                                534                     --(5)
Staten Island, NY 10304

                                                                  Net Book Value of
                                                                     Property and
                                                   Lease              Leasehold
                                    Owned or     Expiration        Improvements at          Deposits at
        Location(1)                  Leased         Date          December 31, 1997      December 31, 1997
-------------------------          ---------     ----------      ------------------     ------------------
                                                                             (In Thousands)
260 Christopher Lane                Leased          2003               $  224               $     --(6)
Staten Island, NY 10314

96 Prospect Street                   Owned                                898                     --(5)
Staten Island, NY 10304

1591 Richmond Road                   Owned                                652                     --(7)
Staten Island, NY 10304

176 Broadway                        Leased          2000                   --                     --(8)
New York, NY 10038




---------------

(1)     Consists of two ATMs and a manned drive-in facility.
(2)     Consists of three ATMs and a manned drive-in facility.
(3)     Excludes options to extended term.
(4)     An automated drive through facility with two ATMs.
(5)     Administrative office.
(6)     Loan origination center.
(7)     Trust Department office.
(8)     SBLI Department.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any legal proceedings other than immaterial proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not applicable.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Certain of the information required herein is incorporated by reference from the back page of the Company's 1997 Annual Report ("1997 Annual Report").

         At March 24, 1998, the Company had 45,130,312 shares of common stock outstanding and had approximately 13,883 stockholders of record. Such holdings do not reflect the number of beneficial owners of common stock. Between December 22, 1997 (the day the common stock commenced trading on the NYSE) and December 31, 1997, the high and low price of the common stock was $20.9375 and $19.0625, respectively. The Company did not pay any dividends during such period.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from page 10 of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OF OPERATIONS.

         The information required herein is incorporated by reference from pages 11 to 20 of the 1997 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The information required herein is incorporated by reference from pages 11 to 14 of the 1997 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 21 to 37 of the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required herein is incorporated by reference from pages 2 to 5 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 30, 1998, which was filed on March 30, 1998 ("Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required herein is incorporated by reference from pages 8 to 12 of the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required herein is incorporated by reference from pages 6 and 7 of the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required herein is incorporated by reference from pages 10 and 11 of the Definitive Proxy Statement.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (A)  DOCUMENTS FILED AS PART OF THIS REPORT

        (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

               Report of Independent Auditors
               Consolidated Statements of Condition as of December 31, 1997 and
                 1996.
               Consolidated Statements of Income for the Years Ended December
                  31, 1997, 1996 and 1995.
               Consolidated Statements of Changes in Shareholders' Equity for
                  the Years Ended June 30, 1996, 1995 and 1994.
               Consolidated Statements of Cash Flows for the Years ended
                  December 31, 1997, 1996 and 1995.
               Notes to Consolidated Financial Statements.

        (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

        (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

                                       Exhibit Index
                                       -------------
 3.1*          Certificate of Incorporation of Staten Island Bancorp, Inc.
 3.2*          Bylaws of Staten Island Bancorp, In
 4.0*          Specimen Stock Certificate of Staten Island Bancorp, Inc.

10.1*          Form of Employment Agreement to be entered into among Staten Island Bancorp, Inc.,
                Staten Island Savings Bank and certain executive officers.
10.2*          Form of Employment Agreement to be entered into between Staten Island Bancorp, Inc.
                 and each of Harry P. Doherty and James R. Coyle.
10.3*          Form of Employment Agreement to be entered into between Staten Island Savings Bank and each of Harry P. Doherty and James R. Coyle.
13.0           1997 Annual Report to Stockholders
21.0           Subsidiaries of the Registrant - Reference is made to "Item 2.
                 "Business" for the required information
23.1           Consent of Arthur Andersen L.L.P.
27.0           Financial Data Schedule


----------------------
(*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-32113) filed by the Company with the SEC.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STATEN ISLAND BANCORP, INC.


                                    By:   /s/ Harry P. Doherty
                                          ------------------------------------
                                          Harry P. Doherty
                                          Chairman and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             Name                                    Title                                Date
----------------------------             ----------------------------           ----------------------



/s/ Harry P. Doherty                     Chairman and Chief Executive                March 27, 1998
----------------------------             Officer
Harry P. Doherty


/s/ James R. Coyle                       Director, President and Chief
----------------------------             Operating Officer                           March 27, 1998
James R. Coyle


/s/ Edward J. Klingele                   Senior Vice President and Chief
----------------------------             Financial Officer (principal
Edward J. Klingele                       financial and accounting officer)           March 27, 1998


/s/ Harold Banks                         Director                                    March 27, 1998
----------------------------
Harold Banks



/s/ Charles J. Bartels                   Director                                    March 27, 1998
----------------------------
Charles J. Bartels


/s/ William G. Horn                      Director                                    March 27, 1998
----------------------------
William G. Horn


/s/ Dennis P. Kelleher                   Director                                    March 27, 1998
----------------------------
Dennis P. Kelleher

             Name                                    Title                                Date
----------------------------             ----------------------------           ----------------------



/s/ Julius Mehrberg                      Director                                    March 27, 1998
----------------------------
Julius Mehrberg


/s/ John R. Morris                       Director                                    March 27, 1998
----------------------------
John R. Morris


/s/Kenneth W. Nelson                     Director                                    March 27, 1998
----------------------------
Kenneth W. Nelson


/s/ William E. O'Mara                    Director                                    March 27, 1998
----------------------------
William E. O'Mara