Form 10-Q
period 1998-03-31
STATEN ISLAND BANCORP INC
filed 1998-05-15
CIK 1042801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|x|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

                                            OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      For the Transition period from __________ to __________

                              Commission File Number 1-13503

                           Staten Island Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-3958850
 --------------------------------------------         -----------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
        or organization)                              Identification Number)

         15 Beach Street
      Staten Island, New York                                10304
      -----------------------                         ------------------------
(Address of principal executive office)                   (Zip Code)

                                 (718-447-7900)
                 -----------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
             ------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act

                           Common Stock $.01 par value
             -------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 45,130,312 shares of Common Stock outstanding as of May 4, 1998.

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

Table of Contents                                                                                 PAGE
-----------------                                                                                 ----
Part I            Financial Information

          Item 1  Financial Statements

                  Statement of Condition

                  As of March 31, 1998 and December 31, 1997                                      1

                  Statement of Income (For three months ended March 31, 1998 and
                  1997)                                                                           2

                  Statement of Equity (For three months ended March 31, 1998 and
                  1997)                                                                           3

                  Statement of Cash Flows (For the three months ended March 31,
                  1998 and 1997)                                                                  4

                  Notes to Consolidated Financial Statements                                     5-10

         Item 2   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         11-16

         Item 3   Quantitative and Qualitative Disclosures About Market Risk                      14

Part II           Other Information

         Item 1   Legal Proceedings                                                               17

         Item 2   Changes in Securities                                                           17

         Item 3   Defaults Upon Senior Securities                                                 17

         Item 4   Submission of Matters to a Vote of Security Holders                             17

         Item 5   Other Information                                                               17

         Item 6   Exhibits and Reports on Form 8-K                                                17


                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                       ---------------  -------------------
                                                       March 31, 1998    December 31, 1997
                                                       ---------------  -------------------
                                                                  (000's omitted)
ASSETS
ASSETS:
 Cash and due from banks ..............................   $    46,860    $    58,435
 Federal funds sold ...................................        33,850         90,500
 Securities available for sale ........................     1,394,179      1,350,467
 Loans, net ...........................................     1,134,879      1,082,918
 Accrued interest receivable ..........................        15,506         15,707
 Bank premises and equipment, net .....................        20,182         19,737
 Intangible assets, net ...............................        18,249         18,414
 Other assets .........................................         7,709         14,992
                                                          -----------    -----------
   Total assets .......................................   $ 2,671,414    $ 2,651,170
                                                          ===========    ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Deposits-
  Savings .............................................   $   809,927    $   827,757
  Time ................................................       523,999        520,693
  Money market ........................................        77,441         76,088
  NOW accounts ........................................        20,295         15,249
  Demand deposits .....................................       200,448        183,865
                                                          -----------    -----------
                                                            1,632,110      1,623,652
 Borrowed funds .......................................       300,042        250,042
 Advances from borrowers for taxes and insurance ......         6,488          4,623
 Accrued interest and other liabilities ...............        32,830         86,967
                                                          -----------    -----------
    Total liabilities .................................     1,971,470      1,965,284
                                                          -----------    -----------

STOCKHOLDERS' EQUITY:
 Common stock par value $ 01 per share: 100,000,000
   shares authorized; 45,130,312 issued and outstanding           451            451
 Additional paid in capital ...........................       532,971        532,521
 Retained earnings substantially restricted ...........       192,096        181,499
 Unallocated ESOP shares ..............................       (40,516)       (41,262)
                                                          -----------    -----------
                                                              685,002        673,209
Accumulated other comprehensive income, net of taxes ..        14,942         12,677
                                                          -----------    -----------
    Total stockholders' equity ........................       699,944        685,886
                                                          -----------    -----------
    Total liabilities and stockholders' equity ........   $ 2,671,414    $ 2,651,170
                                                          ===========    ===========

                    STATEN ISLAND BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                         1998            1997
                                                                    --------------------------
                                                                          (000's omitted)
Interest Income:
Loans ...........................................................   $     22,634   $     20,022
Securities, available for sale ..................................         21,350         11,451
Federal funds sold ..............................................            482            403
                                                                    ------------   ------------
   Total interest income ........................................         44,466         31,876
                                                                    ------------   ------------
Interest Expense:
Savings .........................................................          5,062          5,324
Time ............................................................          6,548          6,387
Money market, NOW and escrow ....................................            647            694
Borrowed funds ..................................................          3,833            111
                                                                    ------------   ------------
     Total interest expense .....................................         16,090         12,516
                                                                    ------------   ------------
   Net interest income ..........................................         28,376         19,360
Provision for Loan Losses .......................................            501          2,500

                                                                    ------------   ------------
     Net interest income after provision for possible loan losses         27,875         16,860

Other Income (Loss):
Service and fee income ..........................................          2,149          1,774
Securities transactions .........................................            583           (564)
                                                                    ------------   ------------
                                                                           2,732          1,210

Other Expenses:
Personnel .......................................................          6,244          4,930
Occupancy and equipment .........................................          1,475          1,371
Amortization of intangible assets ...............................            519            519
FDIC Insurance ..................................................             51            121
Data processing .................................................          1,196          1,031
Marketing .......................................................            337            324
Professional fees ...............................................            412            414
Other ...........................................................          1,938          2,137
                                                                    ------------   ------------
   Total other expenses .........................................         12,172         10,847
                                                                    ------------   ------------
   Income before provision for income taxes .....................         18,435          7,223

Provision for Income Taxes ......................................          7,838          1,296
                                                                    ------------   ------------
Net Income ......................................................   $     10,597   $      5,927
                                                                    ============   ============
Earnings (Loss) Per Share:
   Basic ........................................................   $       0 25            N/A
   Fully Diluted ................................................   $       0 25            N/A

Weighted Average
   Common Shares ................................................     45,130,312            N/A
   Less: Unallocated ESOP Shares ................................      3,437,809            N/A

                                                                      41,692,503

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                                                       Unallocated
                                                      Additional         Common
                                         Common         Paid-In           Stock       Comprehensive      Retained
                                          Stock         Capital       Held by ESOP        Income          Income
                                      --------------------------------------------------------------------------------
Balance January 1, 1998 ............     $ 451,303    $ 532,520,769    $ (41,262,000)                   $ 181,498,758

Change in unrealized
appreciation (depreciation)
on securities, net of tax ..........                                                       2,265,436

Allocation of 62,155 ESOP shares ...                        450,276          745,980

Net Income .........................                                                      10,597,024       10,597,024
                                                                                     ----------------

                                                                                          12,862,460

                                      ================================================================================
Balance March 31, 1998 .............     $ 451,303    $ 532,971,045    $ (40,516,020)                   $ 192,095,782
                                      ================================================================================


                                       Accumulated
                                          Other
                                      Comprehensive
                                         Income             Total
                                     ---------------------------------
Balance January 1, 1998 ............     $ 12,676,770    $ 685,885,600

Change in unrealized
appreciation (depreciation)
on securities, net of tax ..........        2,265,436        2,265,436

Allocation of 62,155 ESOP share ....                         1,196,256

Net Income .........................                        10,597,024




                                     ==================================
Balance March 31, 1998 .............     $ 14,942,206    $ 699,944,316
                                     ==================================


                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                            1998         1997
                                                                            ----         ----
                                                                              (000 omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $  10,597    $   5,927
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization                                                 461          421
Amortization of bond and mortgage premiums                                   (366)         (28)
Amortization of intangible assets                                             519          519
Loss (Gain) on sale of available for sale securities                         (583)         564
Other noncash expense (income)                                             (2,048)        (561)
Provision for possible loan losses                                            501        2,500
Decrease in deferred loan fees                                               (119)         (59)
Decrease (increase) in accrued interest receivable                            201          196
Decrease (increase) in other assets                                         5,083          196
(Decrease) increase in accrued interest other liabilities                 (54,137)       2,433
(Increase) decrease in deferred income taxes                                4,292       (3,535)
Recoveries                                                                    366          366
                                                                        ----------------------
Net cash provided by operating activities                               $ (35,233)   $   8,939
                                                                        ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available for sale securities                               101,606       32,984
Sales of available for sale securities                                      2,668       56,910
Purchases of available for sale securities                               (144,029)     (93,273)
Principal collected on loans                                               36,829       34,322
Purchases of Loans                                                             --           --
Sale of Loans                                                                 806          691
Loans made to cutomers                                                    (90,292)     (64,852)
Capital expenditures                                                         (903)        (727)
                                                                        ----------------------
Net cash used in investing activities                                     (93,315)     (33,945)
                                                                        ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                           10,323       34,189
Borrowings                                                                 50,000       30,000
                                                                        ----------------------
Net cash provided by financing activities                                  60,323       64,189
                                                                        ----------------------
Net (decrease) increase in cash and cash equivalents                      (68,225)      39,183

CASH AND EQUIVALENTS, beginning of year                                   148,935       52,622
                                                                        ----------------------

CASH AND EQUIVALENTS, end of year                                       $  80,710    $  91,805
                                                                        ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for -
Interest                                                                $  15,967    $  12,406
Income taxes                                                            $   1,825    $     126


                           Staten Island Bancorp, Inc.

                   Notes to Consolidated Financial Statements

Item 1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

      The accompanying unaudited consolidated financial statements include the accounts of Staten Island Bancorp, Inc. (the Company), its direct wholly-owned subsidiary, Staten Island Savings Bank (the Bank), and the subsidiary of the Bank, (Staten Island Funding Corp.)

      The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report and Form 10-K.

      In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

Business

      The Company's principal business is conducted through the Bank which is a traditional, full service, community oriented savings bank located in Staten Island, New York. The Bank operates 16 full service and three limited service branch offices on Staten Island and one in Bay Ridge, Brooklyn. The Bank's deposits are insured by the Bank Insurance Fund (BIF) to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Office of Thrift Supervision (OTS) which is the Bank's chartering authority and primary federal regulator. The Bank is also regulated by the Federal Deposited Insurance Corporation (FDIC), the administrator of the BIF. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System (FRB) and is a member of the Federal Home Loan Bank
(FHLB) of New York, which is one of the 12 regional banks comprising the FHLB system.

Organization Form of Ownership

      The Bank was originally founded as a New York State chartered savings bank in 1864. In August 1997, the Bank converted to a federally chartered mutual savings bank and is now regulated by the OTS. On April 16, 1997, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company (the Conversion). The Company completed its initial public offering and conversion on December 22, 1997 and issued 42,981,250 shares of common stock. As part of the conversion, the Bank established, in accordance with the requirements of the OTS, a liquidation account for $183,947,000 which was equal to its capital as of the date of the latest consolidated statement of financial condition (September 30, 1997) appearing in the IPO prospectus supplement.

      During February 1998, the Bank formed a subsidiary, Staten Island Funding Corporation, as a passive real estate investment trust (REIT). The Bank, on April 24, 1998, transferred $650 million in mortgage loans to the REIT. For regulatory and reporting purposes, the accounts of the REIT will be consolidated with those of the Bank.

Employee Stock Ownership Plan

      In connection with the Conversion, the Bank established an Employee Stock Ownership Plan (the ESOP). The ESOP borrowed $41,262,000 from the Company and used the funds to purchase 3,438,500 shares of the Company's stock issued in the Conversion. The loan has an interest rate of 8.25% and will be repaid over a 15 year period on a quarterly basis. Shares purchased are held in a suspense account for allocation among the participants as the loan is paid. The first payment for the loan was made on March 31, 1998 resulting in the release and allocation of 62,155 shares. Shares allocated will first be used for the employer matching contributions for the 401(k) Plan with the remaining shares allocated to the participants based on compensation as described in the plan, in the year of allocation. The compensation expense related to the allocation of 62,155 shares in the first quarter was $1.2 million.

Comprehensive Income

      In July 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Statement 130 established standards for the reporting and display of comprehensive income and its components in the full set of general purpose financial statements. The Company adopted SFAS No. 130 in the first quarter of 1998. All comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of this statement.

      Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company consists solely of unrealized holding gains or loses on available for sale securities.

Securities - Available for Sale. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities of the Company at March 31, 1998 and December 31, 1997.

                                      March 31, 1998         December 31, 1997
                                    -------------------     --------------------
Bond Available For Sale            Amortized     Fair      Amortized    Fair
                                     Cost        Value       Cost       Value
                                  ----------  ----------  ----------  ----------
                                                  (000's omitted)

U S Treasuries .................  $   48,607  $   49,092  $   55,206  $   55,734
Govt Sponsored Agencies ........      57,543      57,758      50,284      50,884
Foreign ........................         274         302         269         268
                                  ----------  ----------  ----------  ----------
Total Debt Securities ..........     106,424     107,152     105,759     106,886
                                  ----------  ----------  ----------  ----------

G.N.M.A.- M.B.S.................      23,623      23,916      24,147      24,420
F.H.L.M.C.- M.B.S...............     320,065     326,083     340,000     346,315
F.N.M.A.- M.B.S.................     452,671     455,820     451,337     455,994
Agency C.M.O.'s ................     182,397     183,375     166,587     167,719
Privately Issued C.M.O.'s ......     190,088     190,668     171,035     171,223
Payments in Transit ............       2,901       2,901       3,016       3,016
                                  ----------  ----------  ----------  ----------
Total Mortgage Backed and
Mortgage Related Securities ....   1,171,745   1,182,763   1,156,122   1,168,687
                                  ----------  ----------  ----------  ----------

                                  ----------  ----------  ----------  ----------
 Total Bonds - Available For Sale  1,278,169   1,289,915   1,261,881   1,275,573
                                  ----------  ----------  ----------  ----------

Equity Securities                  Amortized     Fair      Amortized     Fair
                                     Cost        Value       Cost       Value
                                  ----------  ----------  ----------  ----------
 Preferred Stock                      31,042      32,457      15,965      16,549
 Common Stock                         31,593      37,410      23,643      27,226
 IIMF Cap  Apprec                     24,640      34,397      24,599      31,119
                                  ----------  ----------  ----------  ----------
 Total Equity Securities              87,275     104,264      64,207      74,894
                                  ----------  ----------  ----------  ----------

                                  ----------  ----------  ----------  ----------
Total Investments ..............  $1,365,444  $1,394,179  $1,326,088  $1,350,467
                                  ==========  ==========  ==========  ==========

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loans at the dates indicated.

                                  ---------------------    -----------------------
                                     March 31, 1998          December 31, 1997
                                  ---------------------    -----------------------
                                               Percent of              Percent of
                                     Amount     Total       Amount        Total
                                   ---------   -------     ---------    ----------
                                                   (000's omitted)
Mortgage loans:
  Single-family residential .   $   914,300     80.56%    $   863,694     79.76%
  Multi-family residential ..        26,758      2.36%         28,218      2.61%
  Commercial real estate ....       120,004     10.57%        120,084     11.09%
  Construction and land .....        43,878      3.87%         40,476      3.74%
  Home equity ...............         6,497      0.57%          6,538      0.60%
                                -----------    ------     -----------    ------
    Total mortgage loans ....     1,111,437     97.93%      1,059,010     97.79%

Other loans:
  Student loans .............         4,055      0.36%          4,033      0.37%
  Passbook loans ............         6,549      0.58%          6,929      0.64%
  Commercial business loans .        18,998      1.67%         19,559      1.81%
  Other consumer loans ......        14,361      1.27%         13,212      1.22%
                                -----------    ------     -----------    ------
    Total other loans .......        43,963      3.87%         43,733      4.04%

                                -----------    ------     -----------    ------
    Total loans receivable ..     1,155,400    101.81%      1,102,743    101.83%
Less:
  Discount on loans purchased          (676)    (0.06)%          (729)    (0.07)%
  Allowance for loan losses .       (16,577)    (1.46)%       (15,709)    (1.45)%
  Deferred loan fees ........        (3,268)    (0.29)%        (3,387)    (0.31)%
                                -----------    ------     -----------    ------
    Loans receivable, net ...   $ 1,134,879    100.00%    $ 1,082,918    100.00%
                                ===========    ======     ===========    ======

Non-Performing Assets. The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans and other real estate owned, and non-performing investments in real estate at the dates indicated.

                                                     March 31, 1998    December 31, 1997
                                                     --------------    -----------------
                                                             (000's omitted)
Accruing loans 90 days or more past due:
  Mortgage loans .................................       $    --              $    --
  Other loans ....................................            --                   85
                                                         -------              -------
    Total accruing loans .........................            --                   85
                                                         -------              -------
Non accrual loans:
  Mortgage loans:
   Single family residential .....................         9,583                9,395
   Multi family residential ......................           345                  319
   Commercial real estate ........................         8,251                8,436
   Construction and land .........................         2,136                1,131
   Home equity ...................................           402                  545
 Other loans:
   Commercial business loans .....................           305                  836
   Other loans ...................................         1,098                  570
                                                         -------              -------
      Total non accruing loans ...................        22,120               21,232
                                                         -------              -------
Total non performing loans .......................        22,120               21,317
                                                         -------              -------
Other real estate owned, net .....................           630                  618
                                                         -------              -------
Total non performing assets ......................       $22,750              $21,935
                                                         =======              =======

Non-performing assets to total loans .............          1.97%                1.99%

Non-performing assets to total assets ............          0.85%                0.83%

Non-performing loans to total loans ..............          1.91%                1.93%

Non-performing loans to total assets .............          0.83%                0.80%


Allowance for Loan Losses. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                Three Months Ended        Year Ended
                                                     March 31,           December 31,
                                             ----------------------------------------
                                                1998          1997          1997
                                             ----------    ----------    ----------
                                                      (000's omitted)
Allowance at beginning of period             $   15,709    $    9,977    $    9,977
Provisions                                          501         2,500         6,003
Charge-offs:
Mortgage loans:
   Construction, land and land development           --            --            --
   Single-family residential                         --           170           501
   Multi-family residential                          --            --           100
   Commercial real estate                            --           116           210
Other loans                                          --           102           507
                                             ----------    ----------    ----------
   Total charge-offs                                 --           388         1,318
Recoveries:
Mortgage loans:
   Construction, land and land development           --            --            10
   Single-family residential                        108           159           533
   Multi-family residential                          --            --            --
   Commercial real estate                           116           143           251
Other loans                                         143            65           253
                                             ----------    ----------    ----------
   Total recoveries                                 367           367         1,047
                                             ----------    ----------    ----------
Allowance at end of period                   $   16,577    $   12,456    $   15,709
                                             ==========    ==========    ==========

Allowance for possible loan losses
to total nonperforming loans at
end of period                                     74.94%        47.49%        73.69%

Allowance for possible loan losses
to total loans at end of period                    1.43%         1.23%         1.42%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Changes in Financial Condition

      Total assets increased $20.2 million from $2.65 billion at December 31, 1997 to $2.67 billion at March 31, 1998. This increase in total assets was primarily due to a $52.0 million increase in loans, net and a $43.7 million increase in the securities portfolios. These increases were offset by a $56.7 million decrease in federal funds sold and a $11.6 million decrease in cash and due from banks. The increase in loans, net reflects the Bank's continuing efforts to increase lending volumes. The increase in the securities portfolio is a result of the Bank's leveraging strategies to increase yield at acceptable risk through the use of borrowed funds.

      Total deposits increased by $8.5 million from $1.62 billion at December 31, 1997 to $1.63 billion at March 31, 1998. The overall increase in deposits was primarily due to the Bank's continued efforts in business development. Demand deposits increased $16.6 million, NOW accounts increased $5.0 million and money market accounts increased $1.4 million. In addition, time deposits increased $3.3 million. All of these increases were offset to some extent by a $17.8 million decrease in savings deposits for the quarter ended March 31, 1998.

      Borrowed funds increased $50.0 million from $250.0 million at December 31, 1997 to $300.0 million at March 31, 1997. The overall increase is the bank's current strategy to fund asset growth through the use of borrowed funds when acceptable spreads can be obtained.

Results of Operations

      The Company reported net income of $10.6 million for the three months ended March 31, 1998 compared to $5.9 million for the three months ended March 31, 1997, an increase of $4.7 million or 78.8%. The increase in net income was the result of an increase in net interest income of $9.0 million, an increase in other income of $1.5 million and a decrease in the provision for loan losses of $2.0 million offset by an increase of $1.3 million in total other expenses and an increase in provision for income taxes of $6.5 million.

Interest Income

      The Company's total interest income was $44.5 for the three months ended March 31, 1998 compared to $31.9 million for the three months ended March 31, 1997. The $12.6 million or 39.5% increase was primarily due to a $2.6 million increase in interest income from loans, and a $9.9 million increase in interest income from securities. The primary reason for the increase in interest income from loans was an increase of $124.0 million in the average balance of loans. The average balance of the loan portfolio increased due to increased loan demand and the Bank's continued business development efforts to attract new loan relationships. The average yield on the loan portfolio increased to 8.19% from 8.15%. The increase in interest income on securities was due to a $634.5 million increase in the average balance of the securities portfolio offset by a 21 basis points decrease in the average yield on the securities portfolio from 6.76% to 6.55%. The increase in the average balance of the securities portfolio is a result of both the use of the proceeds from the Conversion and the Bank's decision to use borrowings to fund asset growth to leverage the balance sheet. The decrease in the average yield is the result of declining interest rates during 1997.

Interest Expense

      The Company's total interest expense was $16.1 million for the three months ended March 31, 1998 compared with $12.5 million for the three months ended March 31, 1997. The increase of $3.6 million was primarily due to an increase of $3.7 million in interest expense on borrowed funds and a $0.2 million increase in interest on time deposits offset by a decrease of $0.3 million in interest on savings deposits. The increase in interest expense on borrowed funds was primarily due to a $253.3 increase in the average balance of borrowed funds. The increase in interest expense on time deposits was a result of a $6.8 million increase in the average balance of time deposits and a decrease of 6 basis points in the average rate paid on time deposits. The decrease in interest expense of savings deposits was due to a $20.0 million decrease in the average balance of savings deposits resulting from deposit outflows in this type of account.

Net Interest Income

      Net interest income increased $9.0 million or 46.6% in the three months ended March 31, 1998 to $28.4 million, compared to $19.4 million in the same period in 1997. Such increase was due to a $12.6 million increase in interest income which was partially offset by a $3.6 million increase in interest expense. The increase in interest income was due to an increase of $764.0 million or 44.6% in the average balance of interest earning assets. The average yield on interest earning assets was 7.28% for the three months ended March 31, 1998 compared with 7.54% for the three months ended March 31, 1997. The increase in interest expense was due to an increase of $239.1 million or 16.6% in the average balance of interest bearing liabilities. The average cost of interest bearing liabilities for the first quarter of 1998 was 3.90% compared with 3.52% for the same period last year. The Company's interest rate spread (the difference between the weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities) and net interest margin (net interest income as a percentage of average interest earning assets) amounted to 3.38% and 4.64% respectively during the three months ended March 31, 1998 compared to 4.02% and 4.58%, respectively, for the comparable period in 1997.

Provision For Loan Losses

      The provision for loan losses for the three months ended March 31, 1998 was $0.5 million compared to $2.5 million for the three months ended March 31, 1997. The provision in 1997 included a non-recurring amount of $2.0 million. The provision in 1998 was based on management's continuing review of the risk elements in the Bank's loan portfolio.

      Non-performing assets were $22.7 million at March 31, 1998 or .85% of total assets. At December 31, 1997 non-performing assets totaled $21.9 million or .83% of total assets. The allowance for loan losses at March 31, 1998 was $16.6 million or 74.7% of non-performing loans compared to 73.7% at December 31, 1997. While no assurance can be given that future charge-offs and/or additional provisions will not be necessary, management of the Company believes that, as of March 31, 1998 the allowance for loan losses was adequate.

Other Income

      Other income increased $1.5 million or 125.8% to $2.7 million for the three months ended March 31, 1998 from $1.2 million for the three months ended March 31, 1997. Such increase was due to a $0.6 million gain on securities transactions during the 1998 period compared to a $0.6 million loss during the first quarter of 1997. The loss in the first quarter of 1997 was due to the restructuring of the Company's securities portfolio in an effort to improve both yield and asset quality. Service and fee income increased from $1.8 million for the three months ended March 31, 1997 to $2.1 million for the three months ended March 31, 1998. The increase in service and fee income was due to an increase in the volume of transactions as well as an increase in demand deposit accounts.

Total Other Expenses

      Total other expenses increased $1.3 million or 12.2% to $12.2 million for the three months ended March 31, 1998 from $10.8 million for the same period in 1997. Such increase was primarily due to a $1.3 million or 26.7% increase in personnel expenses resulting from the costs of the ESOP plan ($1.2 million), staff additions to the Bank's lending operations to enhance credit administration and normal merit increases.

Provision For Income Taxes

      The provision for income taxes increased $6.5 million to $7.8 million for the three months ended March 31, 1998 from $1.3 million for the three months ended March 31, 1997. The effective tax rate for the first quarter of 1998 was 42.5% compared with 17.96% for the first quarter of 1997. The provision in 1997 included a reduction of $2.6 million for the recapture of deferred city taxes related to the New York City tax bad debt reserves. The remaining increase in the provision is due to the increase in income before taxes.

Liquidity and Commitments

      The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates. In addition, the Bank invests excess funds in federal funds sold and other short-term interest earning assets which provide liquidity to meet lending requirements.

      As of March 31, 1998, the Bank had entered into repurchase agreements totaling $300.0 million as an alternative funding source for asset growth. The Bank intends to continue the use of repurchase agreements to leverage its capital base and provide funds for its lending and investment activities.

      Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At March 31, 1998 the total approved loan origination commitments outstanding amounted to $120.9 million. At the same date, the unadvanced portion of construction loans amounted to $9.4 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1998 totalled $420.1 million. Investment securities scheduled to mature in one year or less at March 31, 1998 totalled $23.9 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

      At March 31, 1998, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):

                              Required Capital           Actual Capital         Excess Capital
                        -------------------------  -----------------------  ---------------------
                          Amount     Percent         Amount     Percent       Amount     Percent
                        ---------  --------------  ---------  ------------  ---------  ----------
Tangible capital        $   38,397     1.50%       $  400,655     15.65%    $  362,258     14.15%

Core capital            $  102,699     4.00%       $  404,641     15.78%    $  301,942     11.78%

Risk-based capital      $   87,012     8.00%       $  418,273     38.46%    $  331,261     30.46%

Year 2000

      The Company has completed its assessment of the Company's vulnerability to Year 2000 issues and has prepared initial estimates of the costs of resolution. The Company has signed a contract to have its most critical systems such as loans and deposits be processed by a new data processor with the conversion on to the new system projected for the third quarter of 1998. This processor has made a representation and warranty to be Year 2000 compliant by December 31, 1998. The costs of compliance will be borne by the vendor under their contract. Company personnel will participate in tests of this system as soon as practical to insure full compliance. Failure to prepare this system for the Year 2000 would materially affect the Company's ability to operate and serve its customers. The Company's other information technology-controlled systems have also been identified and are in various states of readiness and testing. Progress is underway to address these other issues, with an estimated cost of $50,000 to $100,000; the actual amount will depend on choices to be made by management in the coming months. This amount could increase materially if problems are noted in the testing process that have not yet been identified. The majority of these costs are expected to be incurred during calendar year 1998 and 1999; all such costs will be charged to expense as incurred.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1997 Annual Report to stockholders. There has been no material change in the Company's asset and liability position or the market value of the Bank's portfolio equity since December 31, 1997.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID


                                                                         Three Months Ended March 31,
                                         -------------------------------------------------------------------------------------------
                                                            1998                                           1997
                                         --------------------------------------------- ---------------------------------------------
                                                                               Average                                      Average
                                               Average                          Yield/     Average                           Yield/
                                               Balance         Interest         Cost       Balance             Interest      Cost
                                           --------------     -----------     ---------  --------------    --------------  ---------
Interest-earning assets:
  Loans receivable (1):
    Real estate loans ....................   $1,075,739,794   $21,407,925        8.07%   $  931,395,222    $   18,660,520    8.13%
    Other loans ..........................       44,797,204     1,225,961       11.10%       65,163,016         1,361,848    8.48%
                                             --------------   -----------                --------------    --------------
      Total loans .......................     1,120,536,998    22,633,886        8.19%      996,558,238        20,022,368    8.15%
  Securities ...........................      1,321,705,224    21,349,928        6.55%      687,208,301        11,450,459    6.76%
  Other earning assets (2) .............         36,157,233       481,711        5.40%       30,590,000           402,971    5.34%
                                             --------------   -----------     ---------  --------------    --------------  ---------
  Total interest-earning assets ........      2,478,399,455    44,465,525        7.28%    1,714,356,539        31,875,798    7.54%
                                                              -----------     ---------                    --------------  ---------
Noninterest-earning assets ...........          125,392,855                                  91,633,164
                                             --------------                              --------------
  Total assets .........................     $2,603,792,310                              $1,805,989,703
                                             ==============                              ==============

Interest-bearing liabilities:
  Deposits:
    NOW and money market deposits ........       91,711,173       625,157        2.76%       99,986,588           672,942    2.73%
    Savings deposits .....................      802,530,798     5,083,980        2.57%      822,563,249         5,344,767    2.64%
    Certificates of deposits .............      519,409,054     6,547,582        5.11%      512,641,860         6,387,066    5.05%
                                             --------------   -----------     ---------  --------------    --------------  ---------
      Total deposits ....................     1,413,651,025    12,256,719        3.52%    1,435,191,697        12,404,775    3.51%
  Total Other Borrowings ...............        260,652,914     3,833,171        5.96%        7,377,017           110,978    6.10%
                                             --------------   -----------     ---------  --------------    --------------  ---------
  Total interest-bearing liabilities ...      1,674,303,939    16,089,890        3.90%    1,442,568,714        12,515,753    3.52%
                                                              -----------     ---------                    --------------  ---------
Noninterest-bearing liabilities (3) ..          237,919,295                                 190,895,712
                                             --------------                              --------------
  Total liabilities ....................      1,912,223,234                               1,633,464,426
Stockholders' equity .................          691,569,076                                 172,525,277
                                             --------------                              --------------
  Total liabilities and stockholders'
    equity .............................     $2,603,792,310                              $1,805,989,703
                                             ==============                              ==============
Net interest-earning assets ..........       $  804,095,516                              $  271,787,825
                                             ==============                              ==============
Net interest income/interest rate                             -----------                                  --------------
  spread                                                       28,375,635        3.38%                         19,360,045    4.02%
                                                              ===========      =======                     ==============  =======

Net interest margin ..................                                           4.64%                                       4.58%
                                                                               =======                                     =======

Ratio of average interest-earning assets
   to average interest-bearing liabilities                                     148.03%                                     118.84%
                                                                               =======                                     =======


(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(2)   Includes money market accounts and Federal Funds sold.
(3)   Consists primarily of demand deposit accounts.

Rate/Volume Analysis

      The following table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to (I) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                                                     Three Months Ended March 31,
                                            -----------------------------------------------
                                                         1998 compared to 1997
                                            -----------------------------------------------
                                               Increase (decrease) due to
                                            --------------------------------      Total
                                                                      Rate/    Net Increase
                                             Rate         Volume     Volume     (Decrease)
                                            --------    --------    --------   ------------
                                                           (000's omitted)
Interest-earning assets:
  Loans receivable:
    Real estate loans ...................   $   (125)   $  2,892    $    (19)   $  2,748
    Other loans .........................        421        (425)       (132)       (136)
                                            --------    --------    --------    --------
    Total loans receivable ..............        296       2,467        (151)      2,612
  Securities ............................       (350)     10,572        (323)      9,899
  Federal funds sold ....................          5          73           1          79
  Total net change in income on interest   ---------    --------    --------    --------
    earning assets ......................        (49)     13,112        (473)     12,590
                                           ---------    --------    --------    --------

Interest-bearing liabilities:
  Deposits:
    NOW and money market deposits .......          9         (56)         (1)        (48)
    Savings accounts ....................       (134)       (130)          3        (261)
    Certificates of deposit .............         75          85           1         161
                                            --------    --------    --------    --------
      Total deposits ....................        (50)       (101)          3        (148)
  Other Borrowings ......................         (2)      3,810         (86)      3,722
  Total net change in expense on            --------    --------    --------    --------
    interest-bearing liabilities ........        (52)      3,709         (83)      3,574
                                            --------    --------    --------    --------
Net change in net interest income .......          3       9,403        (390)      9,016
                                            ========    ========    ========    ========

Part II           Other Information

         Item 1   Legal Proceedings
                  Not applicable

         Item 2   Changes in Securities
                  Not applicable

         Item 3   Defaults Upon Senior Securities
                  Not applicable

         Item 4   Submission of Matters to a Vote of Security Holders
                  Not applicable

         Item 5   Other Information
                  Not applicable

         Item 6   Exhibits and Reports on Form 8-K
                  a) Not applicable
                  b) No Form 8-K reports were filed during the quarter

                                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STATEN ISLAND BANCORP, INC.



Date: May 12, 1998                 By: /s/ Harry P. Doherty
                                       ---------------------------------------
                                       Harry P. Doherty, Chairman of the Board
                                       and Chief Executive Officer



Date: May 12, 1998                 By: /s/ Edward Klingele, Sr.
                                       --------------------------------------
                                       Edward Klingele, Sr. Vice President
                                       and Chief Financial Officer