Form 10-Q
period 1998-06-30
STATEN ISLAND BANCORP INC
filed 1998-08-14
CIK 1042801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Transition period from           to
                                          ---------    ---------

                         Commission File Number 1-13503

                           Staten Island Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                        13-3958850
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                            Identification Number)


              15 Beach Street
        Staten Island, New York                                    10304
------------------------------------------                  -------------------
   (Address of principal executive office)                       (Zip Code)


                                 (718-447-7900)
                    ----------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              ----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 45,130,312 shares of Common Stock outstanding as of August 5, 1998.

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

Table of Contents                                                                        PAGE
-----------------                                                                        ----
Part I          Financial Information

        Item 1  Financial Statements

                Statement of Condition
                As of June 30 1998 and December 31, 1997                                   1

                Statement of Income (For six months ended June 30, 1998 and
                three months ended March 31, 1998)                                         2

                Statement of Equity (For six months ended June 30, 1998)                   3

                Statement of Cash Flows (For the six months ended June 30, 1998
                and 1997)                                                                  4

                Notes to Consolidated Financial Statements                                5-10

        Item 2  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                    11-18

        Item 3  Quantitative and Qualitative Disclosures About Market Risk                 16

Part II         Other Information

        Item 1  Legal Proceedings                                                          19
                -----------------

        Item 2  Changes in Securities                                                      19
                ---------------------

        Item 3  Defaults Upon Senior Securities                                            19
                -------------------------------

        Item 4  Submission of Matters to a Vote of Security Holders                        19
                ---------------------------------------------------

        Item 5  Other Information                                                          19
                -----------------

        Item 6  Exhibits and Reports on Form 8-K                                           19
                --------------------------------

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                            -----------------------------------------
                                                               JUNE 30, 1998        DECEMBER 31, 1997
                                                            -----------------       -----------------
                                                                          (000's omitted)
ASSETS
ASSETS:
Cash and due from banks.............................        $         67,355        $         58,435
Federal funds sold..................................                  11,000                  90,500
Securities available for sale.......................               1,634,821               1,350,467
Loans, net..........................................               1,243,058               1,082,918
Accrued interest receivable.........................                  17,561                  15,707
Bank premises and equipment, net....................                  20,129                  19,737
Intangible assets, net..............................                  17,716                  18,414
Other assets........................................                   7,045                  14,992
                                                            -----------------       -----------------
   Total assets.....................................        $      3,018,685        $      2,651,170
                                                            =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits-
   Savings..........................................        $        789,718        $        827,757
   Time.............................................                 528,836                 520,693
   Money market.....................................                  78,961                  76,088
   NOW accounts.....................................                  33,340                  15,249
   Demand deposits..................................                 223,876                 183,865
                                                            -----------------       -----------------
                                                                   1,654,731               1,623,652
Borrowed funds......................................                 610,042                 250,042
Advances from borrowers for taxes and insurance.....                   6,859                   4,623
Accrued interest and other liabilities..............                  36,475                  86,967
                                                            -----------------       -----------------
    Total liabilities...............................               2,308,107               1,965,284
                                                            -----------------       -----------------

STOCKHOLDERS' EQUITY:
Common stock par value $.01 per share: 100,000,000
   shares authorized; 45,130,312 issued
   and outstanding..................................                     451                     451
Additional paid in capital..........................                 533,651                 532,521
Retained earnings substantially restricted..........                 199,879                 181,499
Unallocated ESOP shares.............................                 (39,829)                (41,262)
                                                            -----------------       -----------------
                                                                     694,152                 673,209
Accumulated other comprehensive income, net of taxes                  16,426                  12,677
                                                            -----------------       -----------------
     Total stockholders' equity.....................                 710,578                 685,886
                                                            -----------------       -----------------
     Total liabilities and stockholders' equity.....        $      3,018,685        $      2,651,170
                                                            =================       =================

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                                               FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                             ------------------------------       --------------------------
                                                                1998              1997               1998            1997
                                                             ------------------------------       --------------------------
                                                                                       (000's omitted)

INTEREST INCOME:
Loans.................................................       $    24,351       $    20,499       $    46,985     $    40,521
Securities, available for sale........................            23,257            11,914            44,607          23,365
Federal funds sold....................................               442               797               924           1,200
                                                             ------------      ------------      ------------    ------------
   Total interest income..............................            48,050            33,210            92,516          65,086
                                                             ------------      ------------      ------------    ------------
INTEREST EXPENSE:
Savings and escrow....................................             5,278             5,460            10,362          10,805
Time..................................................             6,666             6,679            13,214          13,066
Money market and NOW..................................               716               690             1,341           1,363
Borrowed funds........................................             6,223               443            10,056             554
                                                             ------------      ------------      ------------    ------------
      Total interest expense..........................            18,883            13,272            34,973          25,788
                                                             ------------      ------------      ------------    ------------
   Net interest income................................            29,167            19,938            57,543          39,298
Provision for Loan Losses.............................               501             2,501             1,002           5,001

                                                             ------------      ------------      ------------    ------------
   Net interest income after provision
      for possible loan losses........................            28,666            17,437            56,541          34,297

OTHER INCOME (LOSS):
Service and fee income................................             1,977             1,882             4,126           3,656
Securities transactions...............................                92               (41)              675            (605)
                                                             ------------      ------------      ------------    ------------
                                                                   2,069             1,841             4,801           3,051

OTHER EXPENSES:
Personnel.............................................             6,186             5,165            12,430          10,095
Occupancy and equipment...............................             1,444             1,413             2,919           2,784
Amortization of intangible assets.....................               519               519             1,038           1,038
FDIC Insurance........................................                57                 1               108             122
Data processing.......................................               997             1,107             2,193           2,138
Marketing.............................................               337               324               674             648
Professional fees.....................................               848                16             1,260             430
Other.................................................             1,869             2,044             3,827           4,181
                                                             ------------      ------------      ------------    ------------
   Total other expenses...............................            12,277            10,589            24,449          21,436
                                                             ------------      ------------      ------------    ------------
   Income before provision for income taxes...........            18,458             8,689            36,893          15,912


PROVISION FOR INCOME TAXES............................             7,515             3,655            15,353           4,951
                                                             ------------      ------------      ------------    ------------
Net Income............................................       $    10,943        $    5,034       $    21,540     $    10,961
                                                             ============      ============      ============    ============

EARNINGS (LOSS) PER SHARE:
   Basic                                                     $      0.27             N/A         $      0.52            N/A
   Fully Diluted                                             $      0.27             N/A         $      0.52            N/A

WEIGHTED AVERAGE
   Common Shares                                              45,130,312             N/A          45,130,312            N/A
   Less: Unallocated ESOP Shares                               3,375,706             N/A           3,406,586            N/A
                                                             ------------                       -------------
                                                              41,754,606                          41,723,726
                                                             ============                       =============

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY


                                                                           UNALLOCATED
                                                         ADDITIONAL          COMMON
                                        COMMON            PAID-IN             STOCK            COMPREHENSIVE
                                         STOCK            CAPITAL         HELD BY ESOP            INCOME
                                      ---------------------------------------------------------------------
                                                                (000's omitted)

Balance January 1, 1998..........      $   451          $  532,521           $ (41,262)

Change in unrealized
appreciation (depreciation)
on securities, net of tax.........                                                                    3,749

Allocation of 119,391 ESOP shares                            1,130               1,433

Net Income                                                                                           21,539
                                                                                                   --------

                                                                                                     25,288
                                                                                                   ========

Dividends paid


                                      --------------------------------------------------------------------------
Balance June 30, 1998                  $   451          $  533,651           $ (39,829)
                                      ==========================================================================


                                                                ACCUMULATED
                                                                   OTHER
                                           RETAINED            COMPREHENSIVE
                                            INCOME                 INCOME                     TOTAL
                                         ----------------------------------------------------------
                                                               (000's omitted)

Balance January 1, 1998..........         $ 181,499               $   12,677             $  685,886

Change in unrealized
appreciation (depreciation)
on securities, net of tax.........                                     3,749                  3,749

Allocation of 119,391 ESOP shares                                                             2,563

Net Income                                   21,539                                          21,539





Dividends paid                               (3,159)                                         (3,159)

                                         -----------------------------------------------------------
Balance June 30, 1998                     $ 199,879              $   16,426             $   710,578
                                         ===========================================================

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                                   1998                  1997
                                                                                                   ----                  ----
                                                                                                          (000 omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                   $    21,540               $  10,961
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization                                                                        917                     847
Amortization of bond and mortgage premiums                                                           859                      71
Amortization of intangible assets                                                                  1,038                   1,038
Loss (Gain) on sale of available for sale securities                                                (583)                    564
Other noncash expense (income)                                                                       963                  (5,789)
Provision for possible loan losses                                                                 1,000                   5,000
Decrease in deferred loan fees                                                                       (65)                     80
Decrease (increase) in accrued interest receivable                                                (1,854)                   (935)
Decrease (increase) in other assets                                                                 (333)                   (148)
(Decrease) increase in accrued interest other liabilities                                        (46,032)                  1,756
(Increase) decrease in deferred income taxes                                                         359                  (4,535)
Recoveries                                                                                           440                     588
                                                                                           --------------------------------------
Net cash provided by operating activities                                                    $   (21,751)              $   9,498
                                                                                           --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available for sale securities                                                      214,926                  67,772
Sales of available for sale securities                                                             7,987                  83,674
Purchases of available for sale securities                                                      (504,002)               (222,288)
Principal collected on loans                                                                      73,590                  92,879
Purchases of Loans                                                                                   -                       -
Sale of Loans                                                                                      2,871                   2,333
Loans made to cutomers                                                                          (236,239)               (131,343)
Capital expenditures                                                                              (1,278)                 (2,027)
                                                                                           --------------------------------------
Net cash used in investing activities                                                           (442,145)               (109,000)
                                                                                           --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                                                  33,316                  64,236
Borrowings                                                                                       360,000                  60,043
                                                                                           --------------------------------------
Net cash provided by financing activities                                                        393,316                 124,279
                                                                                           --------------------------------------
Net (decrease) increase in cash and cash equivalents                                             (70,580)                 24,777

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                                          148,935                  52,622
                                                                                           --------------------------------------

CASH AND EQUIVALENTS, END OF YEAR                                                             $   78,355               $  77,399
                                                                                           ======================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for-
Interest                                                                                      $   32,464               $  25,711
Income taxes                                                                                  $   14,059               $   8,046

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

          The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three AND six month periods ended June 30,1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report and Form 10-K.

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

     Organization Form of Ownership

          The Bank was originally founded as a New York State chartered savings bank in 1864. In August 1997, the Bank converted to a federally chartered mutual savings bank and is now regulated by the OTS. On April 16, 1997, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company (the Conversion). The Company completed its initial public offering and conversion on December 22, 1997 and issued 45,130,312 shares of common stock. As part of the conversion, the Bank established, in accordance with the requirements of the OTS, a liquidation account for $183,947,000 which was equal to its capital as of the date of the latest consolidated statement of financial condition (September 30, 1997) appearing in the IPO prospectus supplement. In February 1998, the Bank formed a subsidiary, Staten Island Funding Corporation, as a passive real estate investment trust (REIT).

     Employee Stock Ownership Plan

          In connection with the Conversion, the Bank established an Employee Stock Ownership Plan (the ESOP). The ESOP borrowed $41,262,000 from the Company and used the funds to purchase 3,438,500 shares of the Company's stock issued in the Conversion. The loan has an interest rate of 8.25% and will be repaid over a 15 year period on a quarterly basis. Shares purchased are held in a suspense account for allocation among the participants as the loan is paid. As of June 30, 1998, 119,391 shares HAD been released and allocated. Shares allocated will first be used for the employer matching contributions for the 401(k) Plan with the remaining shares allocated to the participants based on compensation as described in the plan, in the year of allocation.

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

     New Accounting Pronouncement

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

          In management's opinion SFAS NO. 133 when adopted will not have a material effect on the Company's financial statements since at this time the Company owns no derivative instruments affected by this statement.

SECURITIES - AVAILABLE FOR SALE. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities of the Company at June 30, 1998 and December 31, 1997.

                                                                        JUNE 30, 1998                     DECEMBER 31, 1997
                                                             ----------------------------------    ------------------------------
BONDS - AVAILABLE FOR SALE                                      AMORTIZED             FAIR           AMORTIZED        FAIR
--------------------------                                        COST               VALUE              COST          VALUE
                                                             ---------------    ---------------    -------------  ---------------
                                                                                         (000's omitted)

U.S. Treasuries..........................................      $     40,696       $     41,151     $     55,206     $     55,734
Govt. Sponsored Agencies.................................            56,617             57,039           50,284           50,884
Industrial and Finance ..................................             5,158              5,152                -                -
Foreign..................................................               279                270              269              268
                                                             ---------------    ---------------   --------------  ---------------
Total Debt Securities....................................           102,750            103,612          105,759          106,886
                                                             ---------------    ---------------   --------------  ---------------

G.N.M.A. - M.B.S.........................................            22,866             23,292           24,147           24,420
F.H.L.M.C. - M.B.S.......................................           293,159            299,071          340,000          346,315
F.N.M.A. - M.B.S.........................................           531,681            536,007          451,337          455,994
Agency C.M.O.'s..........................................           219,665            221,154          166,587          167,719
Privately Issued C.M.O.'s................................           328,055            329,443          171,035          171,223
Payments in Transit......................................             4,638              4,638            3,016            3,016
                                                             ---------------    ---------------   --------------  ---------------
Total Mortgage-Backed and Mortgage Related Securities....         1,400,064          1,413,605        1,156,122        1,168,687
                                                             ---------------    ---------------   --------------  ---------------

                                                             ---------------    ---------------   --------------  ---------------
TOTAL BONDS - AVAILABLE FOR SALE                                  1,502,814          1,517,217        1,261,881        1,275,573
                                                             ---------------    ---------------   --------------  ---------------

EQUITY SECURITIES                                               AMORTIZED            FAIR           AMORTIZED         FAIR
-----------------                                                  COST              VALUE            COST            VALUE
                                                             ---------------    ---------------   --------------  ---------------
Preferred Stock                                                      34,609             36,517           15,965           16,549
Common Stock                                                         41,120             45,865           23,643           27,226
IIMF Cap. Apprec.                                                    24,690             35,222           24,599           31,119
                                                             ---------------    ---------------   --------------  ---------------
TOTAL EQUITY SECURITIES                                             100,419            117,604           64,207           74,894
                                                             ---------------    ---------------   --------------  ---------------

                                                             ---------------    ---------------   --------------  ---------------
TOTAL INVESTMENTS........................................      $  1,603,233       $  1,634,821      $ 1,326,088     $  1,350,467
                                                             ===============    ===============   ==============  ===============

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loans at the dates indicated.

                                              ----------------------------------  -----------------------------
                                                          JUNE 30, 1998                    DECEMBER 31, 1997
                                              -----------------------------------------------------------------
                                                                  PERCENT OF                        PERCENT OF
                                                  AMOUNT            TOTAL             AMOUNT           TOTAL
                                              --------------    -------------     -------------     -----------
                                                                       (000's omitted)
Mortgage loans:
  Single-family residential.........            $ 1,015,070            81.66%        $ 863,694           79.76%
  Multi-family residential..........                 28,006             2.25%           28,218            2.61%
  Commercial real estate............                124,508            10.02%          120,084           11.09%
  Construction and land.............                 40,435             3.25%           40,476            3.74%
  Home equity.......................                  6,035             0.49%            6,538            0.60%
                                              --------------    -------------     --------------    -----------
    Total mortgage loans............              1,214,054            97.67%        1,059,010           97.79%

Other loans:
  Student loans.....................                  2,814             0.23%            4,033            0.37%
  Passbook loans....................                  6,384             0.51%            6,929            0.64%
  Commercial business loans.........                 22,509             1.81%           19,559            1.81%
  Other consumer loans..............                 16,761             1.35%           13,212            1.22%
                                              --------------    -------------     --------------    -----------
    Total other loans...............                 48,468             3.90%           43,733            4.04%

                                              --------------    -------------     --------------    -----------
    Total loans receivable..........              1,262,522           101.57%        1,102,743          101.83%
Less:
  Discount on loans purchased.......                   (147)          (0.01)%             (729)         (0.07)%
  Allowance for loan losses.........                (15,994)          (1.29)%          (15,709)         (1.45)%
  Deferred loan fees................                 (3,323)          (0.27)%           (3,387)         (0.31)%
                                              --------------    -------------     --------------    -----------
    Loans receivable, net...........            $ 1,243,058           100.00%      $ 1,082,918          100.00%
                                              ==============    =============     ==============    ===========

NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans and other real estate owned, and non-performing investments in real estate at the dates indicated.

                                                         JUNE 30, 1998     DECEMBER 31, 1997
                                                        --------------     -----------------
                                                                    (000's omitted)

Accruing loans 90 days or more past due:
   Mortgage loans.............................            $       -           $        -
   Other loans................................                    -                     85
                                                         ------------        -------------
      Total accruing loans....................                    -                     85
                                                         ------------        -------------

Non-accrual loans:
  Mortgage loans:
    Single-family residential.................                  8,710                9,395
    Multi-family residential..................                    263                  319
    Commercial real estate....................                  6,878                8,436
    Construction and land.....................                  1,116                1,131
    Home equity...............................                    -                    545
  Other loans:
    Commercial business loans.................                    284                  836
    Other loans...............................                    574                  570
                                                          ------------        -------------
      Total non-accruing loans................                 17,825               21,232
                                                          ------------        -------------
Total non-performing loans....................                 17,825               21,317
                                                          ------------        -------------
Other real estate owned, net..................                    523                  618
                                                          ------------        -------------
Total non-performing assets...................            $    18,348         $     21,935
                                                          ============        =============


Non-performing assets to total loans..........                   1.45%                1.99%

Non-performing assets to total assets.........                   0.61%                0.83%

Non-performing loans to total loans...........                   1.41%                1.93%

Non-performing loans to total assets..........                   0.59%                0.80%

ALLOWANCE FOR LOAN LOSSES. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                                SIX MONTHS ENDED           YEAR ENDED
                                                                    JUNE 30,               DECEMBER 31,
                                                      -----------------------------------  ------------

                                                             1998               1997          1997
                                                      -----------------  ----------------  ------------
                                                                         (000's omitted)

Allowance at beginning of period                       $    15,709          $   9,977       $    9,977
Provisions                                                   1,002              5,001            6,003
Charge-offs:
Mortgage loans:
   Construction, land and land development                     -                  -                -
   Single-family residential                                   116                361              501
   Multi-family residential                                     31                 50              100
   Commercial real estate                                      284                119              210
Other loans                                                    725                380              507
                                                      -------------        -----------     ------------
   Total charge-offs                                         1,156                910            1,318
Recoveries:
Mortgage loans:
   Construction, land and land development                       3                -                 10
   Single-family residential                                   199                263              533
   Multi-family residential                                    -                  -                -
   Commercial real estate                                      116                222              251
Other loans                                                    121                101              253
                                                      -------------        -----------     ------------
   Total recoveries                                            439                586            1,047
                                                      -------------        -----------     ------------
Allowance at end of period                             $    15,994          $  14,654       $   15,709
                                                      =============        ===========     ============

Allowance for possible loan losses
to total nonperforming loans at
end of period                                                89.73%             67.10%           73.69%

Allowance for possible loan losses
to total loans at end of period                               1.27%              1.43%            1.42%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Changes in Financial Condition

          Total assets at June 30, 1998 were $3.0 billion, an increase of $367.5 million or 13.9% from December 31, 1997. This increase in total assets was primarily due to a $160.1 million increase in loans, net and a $284.4 million increase in investment securities. These increases were offset by A $79.5 million decrease in federal funds sold. The increase in loans, net reflects the Bank's continuED efforts to increase lending volumes and the ability to capitalize on a very favorable interest rate market for mortgage lending. The increase in the securities portfolio WAS a result of the Bank's leveraging strategies to increase yields at acceptable risk through the use of borrowed funds.

          Total deposits increased $31.1 million from $1.62 billion at December 31 1997 to $1.65 billion at June 30, 1998. The overall increase in deposits was primarily due to the Bank's continued efforts in business development. Demand deposits increased $40.0 million, NOW accounts increased $18.1 million, and Money Market accounts increased $2.9 million. In addition, time deposits increased $8.1 million. All of these increases were offset to some extent by a $38.0 million decrease in savings deposits for the six months ended June 30, 1998.

          Borrowed funds increased $360.0 million from $250.0 million at December 31, 1997 to $610.0 million at June 30, 1998. The increase WAS a result of the Bank's strategy to fund asset growth through the use of borrowed funds when acceptable spreads can be obtained. The borrowings consist of reverse repurchase agreements of which $390.0 million are with Wall Street Brokerage firms and $220.0 million ARE with the Federal Home Loan Bank OF NEW YORK.

          Stockholders' equity totaled $710.6 million or 23.5% of total assets at June 30, 1998 compared to $685.9 million or 25.9% of total assets at December 31, 1997. The $24.7 million increase was primarily due to net income of $21.5 million for the six months ended June 30, 1998, an increase in unrealized appreciation on securities available for sale, net of taxes, of $3.7 million, and allocations of ESOP shares, resulting in an increase of $2.6 million, reduced by aggregate cash dividend payments of $3.2 million. This resultED in tangible book value per share OF $15.35 as of June 30, 1998.

     Results of Operations

          The Company reported net income of $10.9 million for the three months ended June 30, 1998 compared to $5.0 million for the three months ended June 30, 1997, an increase of $5.9 million or 117.4%. The increase in net income for the quarter was primarily due to an increase in net interest income of $9.2 million, an increase in other income of $0.2 million and a decrease in the provision for loan losses of $2.0 million, offset by an increase of $1.7 million in total other expenses and an increase in the provision for income taxes of $3.9 million.

          For the six months ended June 30, 1998, NET INCOME WAS $21.5 million compared to $11.0 million for the six months ended June 30, 1997, an increase of $10.6 million or 96.5%. The increase in net income for the first six months OF 1998 was primarily due to an increase in net interest income of $18.2 million, an increase in other income of $1.8 million, and a decrease in the provision for loan losses of $4.0 million, offset by an increase of $3.0 million in total other expenses and an increase in the provision for income taxes of $10.4 million.

     Interest Income

          The Company's total interest income was $48.1 MILLION for the three months ended June 30, 1998 compared to $33.2 million for the three months ended June 30, 1997. The $14.8 million or 44.7% increase was primarily due to a $3.9 million increase in interest income from loans, and a $11.3 million increase in interest income from securities. The primary reason for the increase in interest income from loans was an increase of $233.0 million in the average balance of loans. The average balance of the loan portfolio increased due to increased loan demand and the Bank's continued business development efforts to attract new loan relationships. The average yield on the loan portfolio decreased to 7.87% for the quarter ended June 30, 1998 from 8.15% for the second quarter of 1997. SUCH CURRENT RATE ENVIRONMENT HAS RESULTED IN THE PAYOFF OF HIGHER YIELDING LOANS AND THE ORIGINATION OF LOANS AT MARKET INTEREST RATES WHICH ARE CURRENTLY LOWER THAN THE AVERAGE YIELD OF THE BANK'S LOAN PORTFOLIO. The increase in interest income on securities was due to a $771.2 million increase in the average balance of the securities portfolio offset by a decrease in the average yield on the securities portfolio from 6.73% for the second quarter of 1997 to 6.30% for the second quarter of 1998. The decrease in the average yield WAS the result of declining interest rates during 1997 and the accelerated payoff of higher yielding investments. The increase in the average balance of the securities portfolio WAS a result of both the use of the proceeds from the Conversion and the Bank's program to use borrowings to fund asset growth to leverage the balance sheet.

          Interest income for the six months ended June 30, 1998 was $92.5 million compared to $65.1 for million the same time period last year. The increase of $27.4 million or 42.1% was the result of a $6.5 million increase in interest income from loans and a $21.2 million increase in interest income from securities. The primary reason for the increase in interest income from loans was an increase of $178.8 million in the average balance of loans offset by a decrease in the average yield on loans from 8.15% to 8.02% during the six month period ended June 30, 1997 and 1998, respectively. The increase in interest income on securities was the result of an increase of $703.2 million in the average balance of securities partially offset by a decrease in the average yield from 6.74% to 6.42% for the six months ended June 30, 1997 and June 30, 1998. The reasons for the growth and change in yields of the loan portfolio and investment portfolio in the six month period are the same as those for the second quarter of 1998.

     Interest Expense

          The Company's total interest expense was $18.9 million for the three months ended June 30, 1998 compared with $13.3 million for the three months ended June 30, 1997. The increase of $5.6 million was primarily due to an increase of $5.8 million in interest expense on borrowed funds offset by a decrease of $0.2 million in interest EXPENSE on deposits. The increase in interest expense on borrowed funds was primarily due to a $403.5 increase in the average balance of borrowed funds. The decrease in interest expense ON deposits was due to a $26.0 million decrease in the average balance of deposits resulting from deposit outflows in SAVINGS ACCOUNTS OFFSET BY DEPOSIT INFLOWS IN CERTIFICATE OF DEPOSITS, MONEY MARKET AND NOW ACCOUNTS.

          For the six month period ended June 30, 1998, interest expense increased $9.2 million to $35.0 million compared to $25.8 million for the same time period last year. The primary reason for the increase was an increase of $9.5 million in interest expense ON borrowed funds offset by a $0.3 million decrease in interest expense on deposits. The increase in interest expense on borrowed funds was the result of a $328.8 million increase in the average balance of borrowed funds. The decrease in interest expense on deposits was the result of a $23.8 million decrease in the average balance of deposits. The Bank's program of funding asset growth with borrowings at acceptable spreads has resulted in the growth of the average balance of borrowed funds. Deposit outflows in savings deposits WAS THE PRIMARY REASON FOR the decline in the average balance of deposits.

     Net Interest Income

          Net interest income increased $9.2 million or 46.3% to $29.2 million from $19.9 million for the three months ended June 30, 1998 compared with the three months ended June 30, 1997. Such increase was due to a $14.8 million increase in interest income offset by a $5.6 million increase in interest expense. The increase in interest income was due to an increase of $977.0 million or 54.9% in the average balance of interest earning assets. The average yield on interest earning assets for the three months ended June 30, 1998 was 6.99% compared with 7.49% for the three months ended June 30, 1997. The increase in interest expense was due to an increase of $377.5 million or 25.2% in the average balance of interest bearing liabilities. The average cost of interest bearing liabilities for the second quarter of 1998 was 4.04% compared with 3.56% for the same period last year. The average cost of interest bearing deposits remained flat at 3.53% for the second quarter of 1998 compared with 3.52% for the second quarter of 1997. The Company's interest rate spread (the difference between the weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities) and net interest margin (net interest income as percentage of average interest earning assets) amounted to 2.95% and 4.24%, respectively, during the three months ended June 30, 1998 compared to 3.93% and 4.50%, respectively, for the comparable period in 1997.

          For the six month period ended June 30, 1998, net interest income was $57.5 million compared with $39.3 million for the same time period last year. The increase of $18.2 million or 46.4% WAS the result of a $27.4 million increase in interest income offset by a $9.2 million increase in interest expense. The increase in interest income WAS primarily the result of an increase of $871.1 million in the average balance of interest earning assets partially offset by a decrease in the average yield on interest earning assets from 7.51% for the six month period ending June 30, 1997 to 7.13% for the same time period this year. The increase in interest expense RESULTED from an increase of $305.0 million in the average balance of interest bearing liabilities along with an increase in the average cost from 3.54% to 3.97%. The increase in the average cost WAS due to the increased average cost of borrowed funds. The average cost of deposits remained stable at 3.52% for the six months ending June 30, 1998 compared with 3.51% for the same time period last year. The Company's interest rate spread and net interest margin for the six month period ended June 30, 1998 was 3.15% and 4.43%, respectively, compared with 3.97% and 4.54%, RESPECTIVELY, for the six month period ended June 30, 1997. THE BANK'S USE OF BORROWED FUNDS TO LEVERAGE THE BALANCE SHEET AND THE CURRRENT RATE ENVIRONMENT HAS RESULTED IN THE DECREASE IN THE INTEREST RATE SPREAD AND INTEREST RATE MARGIN.

     Provision For Loan Losses

          The provision for loan losses for the three months ended June 30, 1998 was $0.5 million compared to $2.5 million for the three months ended June 30, 1997. The provision in 1997 included a non-recurring amount of $2.0 million. For the six month period endED June 30, 1998, the provision was $1.0 million compared with $5.0 million for the same period in 1997. The provision for the first six months in 1997 included a non-recurring amount OF $4.0 million. The provision in 1998 was based on management's continuing review of the risk elements in the Bank's loan portfolio.

          Non-performing assets were $18.3 million at June 30, 1998 or .61% of total assets. At December 31, 1997 non-performing assets totaled $21.9 million or .83% of total assets. The allowance for loan losses at June 30, 1998 was $16.0 million or 89.7% of non-performing loans compared to $15.7 MILLION OR 73.7% at December 31, 1997. While no assurance can be given that future charge-offs and/or additional provisions will not be necessary, management of the Company believes that, as of June 30, 1998 the allowance for loan losses was adequate.

     Other Income

          For the three months ended June 30, 1998 other income was $2.1 million compared with $1.8 million for the three months ended June 30, 1997. Such increase was PRIMARLY due to service and fee income of $2.0 million compared to $1.9 million for the same period last year. The increase in service and fee income was due to an increase in the volume of transactions as well as an increase in demand deposit accounts.

          Other income for the first six months of 1998 was $4.8 million compared with $3.1 million FOR the first six months of 1997. SUCH increase was primarily due to securities transactions which resulted in a loss of $0.6 million for the first six months of 1997 compared with a gain of $0.7 million in the first six months of 1998. The loss in the first half of 1997 was due to the restructuring of the Company's security portfolio in an effort to improve both yield and quality. In the same time period, service and fee income increased from $3.7 million to $4.1 million.

     Total Other Expenses

          Total other expenses increased $1.7 million or 15.9% to $12.3 million for the three months ended June 30, 1998 from $10.6 million for the same period in 1997. Such increase was due to a $1.0 million increase in personnel expenses and a $0.8 million increase in professional fees. These increases were partially offset by a $0.2 million decrease in other expenses. The increase in personnel expenses WAS due to the costs of $0.9 MILLION ASSOCIATED WITH the ESOP plan, staff additions to the Bank's lending operations to enhance credit administration, and normal merit increases. Professional fees increased $0.8 million due to costs related to STATEN ISLAND FUNDING CORPORATION, A PASSIVE REAL ESTATE INVESTMENT TRUST (REIT) and increased audit and legal fees related to operation as a public company. The decrease in other expenses was primarily due to reduced costs related to non-performing assets.

          Other expenses for the first six months of 1998 increased $3.0 million to $24.4 million compared with $21.4 million for the first six months of 1997. This was primarily due to an increase in personnel costs of $2.3 million and professional fees of $0.8 million, offset by a decrease in other expenses of $0.3 million. The reasons for the increases in personnel costs and professional fees and the offsetting decrease in other expenses are the same as discussed above for the second quarter.

     Provision For Income Taxes

          The provision for income taxes for the three months ended June 30, 1998 was $7.5 million compared with $3.7 million for the same time period last YEAR, RESULTING in an effective tax rate of 40.7% for the 1998 period and 42.1% for the 1997 period. For the six month period ending June 30, 1998 the provision for income taxes was $15.4 million compared with $5.0 million for the same time period last year. The effective tax rate for the six month period in 1998 was 41.6% compared with 31.1% in the first six months of 1997. The provision in 1997 included a reduction of $2.6 million for the recapture of deferred city taxes related to the New York City tax bad debt reserves. Adjusting for the recapture of deferred city taxes in the first six months of 1997, the Bank's effective tax rate would have been 47.5%.

          As part of its overall capital management and tax planning strategies, the Bank funded Staten Island Funding Corporation with $650.0 million in residential mortgage loans. The REIT will purchase additional loans from the Bank using the cash generated from principal amortization and paydowns.

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

          As of June 30, 1998, the Bank had entered into repurchase agreements totaling $610.0 million as an alternative funding source for asset growth. The Bank intends to continue the use of repurchase agreements to leverage its capital base and provide funds for its lending and investment activities.

          Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At June 30, 1998 the total approved loan origination commitments outstanding amounted to $163.5 million. At the same date, the unadvanced portion of construction loans amounted to $7.6 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1998 totaled $421.8 million. Investment securities scheduled to mature in one year or less at June 30, 1998 totaled $21.0 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

     Capital

          At June 30, 1998, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):

                                 REQUIRED CAPITAL                 ACTUAL CAPITAL                EXCESS CAPITAL
                              -----------------------         -----------------------      -----------------------
                                AMOUNT       PERCENT            AMOUNT       PERCENT         AMOUNT       PERCENT
                              ----------   ----------         ----------   ----------      ----------   ----------
Tangible capital           $     43,164        1.50%       $    412,893       14.35%    $    369,729       12.85%

Core capital               $    115,251        4.00%       $    416,587       14.46%    $    301,335       10.46%

Risk-based capital         $     98,664        8.00%       $    432,010       35.03%    $    333,346       27.03%

Year 2000

     The Company has completed its assessment of the Company's vulnerability to Year 2000 issues and has prepared initial estimates of the costs of resolution. The Company has signed a contract to have its most critical systems such as loans and deposits be processed by a new data servicer. The conversion to this new system is scheduled for the third quarter of 1998. This servicer has made a representation and warranty to be Year 2000 compliant by December 31, 1998. The costs of compliance will be borne by the vendor under their contract. Company personnel will participate in tests of this system as soon as practical to insure full compliance. Failure to prepare this system for the Year 2000 would materially affect the Company's ability to operate and serve its customers. The Company's other information technology-controlled systems have also been identified and are in various states of readiness and testing. The estimated cost for Year 2000 compliance is $50,000 to $100,000, HOWEVER, the actual amount will depend on choices to be made by management in the coming months. This amount could increase materially if problems are noted in the testing process that have not yet been identified. The majority of these costs are expected to be incurred during calendar year 1998 and 1999; all such costs will be charged to expense as incurred.

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document and the Company's Annual Report to Stockholders, the words "anticipate," "believe," "estimate," "expect," "intend," "should," and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID


                                                                 THREE MONTHS ENDED JUNE 30,
                                                    -----------------------------------------------------
                                                                           1998
                                                    -----------------------------------------------------
                                                                                                AVERAGE
                                                         AVERAGE                                 YIELD/
                                                         BALANCE              INTEREST            COST
                                                    ------------------   ------------------    ----------
Interest-earning assets:
   Loans receivable (1):
     Real estate loans............................    $ 1,194,793,314         $ 23,105,968          7.76%
     Other loans..................................         46,690,289            1,244,706         10.69%
                                                    ------------------   ------------------     ---------
        Total loans...............................      1,241,483,603           24,350,674          7.87%
   Securities.....................................      1,481,473,982           23,257,580          6.30%
   Other interest-earning assets (2)..............         33,108,859              442,094          5.36%
                                                    ------------------   ------------------     ---------
   Total interest-earning assets..................      2,756,066,444           48,050,348          6.99%
                                                                         ------------------     ---------
Noninterest-earning assets........................         84,453,787
                                                    ------------------
   Total assets...................................    $ 2,840,520,231
                                                    ==================


Interest-bearing liabilities:
   Deposits:
     NOW and money market deposits...............     $   107,241,711              715,524         2.68%
     Savings and escrow accounts.................         805,755,576            5,278,897         2.63%
     Certificates of deposits....................         524,493,545            6,666,405         5.10%
                                                    ------------------   ------------------     --------
       Total deposits............................       1,437,490,832           12,660,826         3.53%
   Total Other Borrowings........................         435,891,143            6,222,588         5.73%
                                                    ------------------   ------------------     --------
   Total interest-bearing liabilities............       1,873,381,975           18,883,414         4.04%
                                                                         ------------------     --------
Noninterest-bearing liabilities (3)..............         265,767,638
                                                    ------------------
   Total liabilities.............................       2,139,149,613
Stockholder's equity.............................         701,370,618
                                                    ------------------
   Total liabilities and stockholders' equity....     $ 2,840,520,231
                                                    ==================
Net interest-earning assets......................     $   882,684,469
                                                    ==================
                                                                         ------------------
Net interest income/interest rate spread.........                              $ 29,166,934        2.95%
                                                                         ==================     ========

Net interest margin..............................                                                  4.24%
                                                                                                ========
Ratio of average interest-earning assets
   to average interest-bearing liabilities.......                                                147.12%
                                                                                                ========






                                                                 THREE MONTHS ENDED JUNE 30,
                                                    -----------------------------------------------------
                                                                             1997
                                                    -----------------------------------------------------
                                                                                                AVERAGE
                                                         AVERAGE                                 YIELD/
                                                         BALANCE              INTEREST            COST
                                                    ------------------   ----------------      ----------
Interest-earning assets:
   Loans receivable (1):
     Real estate loans.........................     $   963,542,554         $ 19,478,848           8.11%
     Other loans...............................          44,969,510            1,019,144           9.09%
                                                    ----------------     ----------------
       Total loans.............................       1,008,512,064           20,497,992           8.15%
   Securities..................................         710,241,906           11,914,536           6.73%
   Other interest-earning assets (2)...........          60,319,461              797,250           5.30%
                                                    ----------------     ----------------       ---------
   Total interest-earning assets...............       1,779,073,431           33,209,778           7.49%
                                                                         ----------------       ---------
Noninterest-earning assets.....................          92,886,816
                                                    ----------------
   Total assets................................     $ 1,871,960,247
                                                    ================


Interest-bearing liabilities:
   Deposits:
     NOW and money market deposits.............     $    99,260,418              690,067           2.79%
     Savings and escrow accounts...............         834,599,695            5,460,248           2.62%
     Certificates of deposits..................         529,628,217            6,679,198           5.06%
                                                    ----------------     ----------------       ---------
   Total deposits..............................       1,463,488,330           12,829,513           3.52%
   Total Other Borrowings......................          32,350,822              442,359           5.48%
                                                    ----------------     ----------------       ---------
   Total interest-bearing liabilities..........       1,495,839,152           13,271,872           3.56%
                                                                         ----------------       ---------
Noninterest-bearing liabilities (3)............         198,632,016
                                                    ----------------
   Total liabilities...........................       1,694,471,168
Stockholder's equity...........................         177,489,079
                                                    ----------------
   Total liabilities and stockholders' equity..     $ 1,871,960,247
                                                    ================
Net interest-earning assets....................     $   283,234,279
                                                    ================
                                                                         ----------------
Net interest income/interest rate spread.......                            $ 19,937,906            3.93%
                                                                         ================       =========

Net interest margin............................                                                    4.50%
                                                                                                =========
Ratio of average interest-earning assets
   to average interest-bearing liabilities.....                                                  118.93%
                                                                                                =========





                                                                  SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------------------------------
                                                                             1998
                                                    -----------------------------------------------------
                                                                                                AVERAGE
                                                         AVERAGE                                 YIELD/
                                                         BALANCE              INTEREST            COST
                                                    ------------------     --------------       --------
Interest-earning assets:
   Loans receivable (1):
     Real estate loans.........................        $ 1,135,595,431       $ 44,513,893        7.90%
     Other loans...............................             45,748,976          2,470,667       10.89%
                                                    -------------------     --------------
       Total loans.............................          1,181,344,407         46,984,560        8.02%
   Securities..................................          1,402,030,953         44,607,508        6.42%
   Other interest-earning assets (2)...........             34,624,625            923,805        5.38%
                                                    -------------------     --------------     -------
   Total interest-earning assets...............          2,617,999,985         92,515,873        7.13%
                                                                            --------------     -------
Noninterest-earning assets.....................            104,810,230
                                                    -------------------
   Total assets................................        $ 2,722,810,215
                                                    ===================


Interest-bearing liabilities:
   Deposits:
     NOW and money market deposits.............        $    99,519,344          1,340,681        2.72%
     Savings and escrow accounts...............            804,152,095         10,362,877        2.60%
     Certificates of deposits..................            521,965,345         13,213,987        5.11%
                                                    -------------------     --------------     -------
   Total deposits..............................          1,425,636,784         24,917,545        3.52%
   Total Other Borrowings......................            348,756,112         10,055,759        5.81%
                                                   -------------------      --------------     -------
   Total interest-bearing liabilities..........          1,774,392,896         34,973,304        3.97%
                                                                            --------------     -------
Noninterest-bearing liabilities (3)............            251,920,396
                                                    -------------------
   Total liabilities...........................          2,026,313,292
Stockholder's equity...........................            696,496,923
                                                    -------------------
   Total liabilities and stockholders' equity..       $  2,722,810,215
                                                    ===================
Net interest-earning assets....................       $    843,607,089
                                                    ===================
                                                                            --------------
Net interest income/interest rate spread.......                              $ 57,542,569        3.15%
                                                                            ==============    ========

Net interest margin............................                                                  4.43%
                                                                                              ========
Ratio of average interest-earning assets
   to average interest-bearing liabilities.....                                                147.54%
                                                                                              ========



                                                                  SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------------------------------
                                                                             1997
                                                    -----------------------------------------------------
                                                                                                AVERAGE
                                                         AVERAGE                                 YIELD/
                                                         BALANCE              INTEREST            COST
                                                    ------------------     --------------       --------
Interest-earning assets:
   Loans receivable (1):
     Real estate loans.........................         $ 947,557,693         $ 38,139,368         8.12%
     Other loans...............................            55,010,480            2,380,992         8.73%
                                                    ------------------    -----------------
       Total loans.............................         1,002,568,173           40,520,360         8.15%
   Securities..................................           698,788,732           23,364,995         6.74%
   Other interest-earning assets (2)...........            45,536,856            1,200,221         5.32%
                                                    ------------------    -----------------    ---------
   Total interest-earning assets...............         1,746,893,761           65,085,576         7.51%
                                                                          -----------------    ---------
Noninterest-earning assets.....................            92,263,453
                                                    ------------------
   Total assets................................       $ 1,839,157,214
                                                    ==================


Interest-bearing liabilities:
   Deposits:
     NOW and money market deposits.............          $ 99,621,497            1,363,009         2.76%
     Savings and escrow accounts...............           828,614,722           10,805,015         2.63%
     Certificates of deposits..................           521,181,962           13,066,264         5.06%
                                                    ------------------    -----------------    ---------
   Total deposits..............................         1,449,418,181           25,234,288         3.51%
   Total Other Borrowings......................            19,932,908              553,337         5.60%
                                                    ------------------    -----------------    ---------
   Total interest-bearing liabilities..........         1,469,351,089           25,787,625         3.54%
                                                                          -----------------    ----------
Noninterest-bearing liabilities (3)............           194,785,235
                                                    ------------------
   Total liabilities...........................         1,664,136,324
Stockholder's equity...........................           175,020,890
                                                    ------------------
   Total liabilities and stockholders' equity..       $ 1,839,157,214
                                                    ==================
Net interest-earning assets....................       $   277,542,672
                                                    ==================
                                                                           ----------------
Net interest income/interest rate spread.......                               $ 39,297,951         3.97%
                                                                           ================    =========

Net interest margin............................                                                    4.54%
                                                                                               =========
Ratio of average interest-earning assets
   to average interest-bearing liabilities.....                                                  118.89%
                                                                                               =========

---------------------------
(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(2) Includes money market accounts and Federal Funds sold.
(3) Consists primarily of demand deposit accounts.

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


                                                                            Three Months Ended June 30,
                                                             -------------------------------------------------------
                                                                               1998 compared to 1997
                                                             -------------------------------------------------------
                                                                    Increase (decrease) due to
                                                             ---------------------------------------      Total
                                                                                           Rate/       Net Increase
                                                                 Rate       Volume         Volume       (Decrease)
                                                             -----------   ----------    -----------  --------------
                                                                                (000's omitted)
Interest-earning assets:
   Loans receivable:
     Real estate loans.................................     $    (845)    $    4,675     $    (203)      $  3,627
     Other loans.......................................           179             39             7            225
                                                            -----------   -----------    ----------     ----------
     Total loans receivable............................          (666)         4,714          (196)         3,852
   Securities..........................................          (765)        12,938          (830)        11,343
   Federal funds sold..................................             8           (360)           (3)          (355)
   Total net change in income on interest-                  -----------   -----------    ----------     ----------
   earning assets......................................        (1,423)        17,292        (1,029)        14,840
                                                            -----------   -----------    ----------     ----------
Interest-bearing liabilities:
   Deposits:
     NOW and money market deposits.....................           (27)            55            (2)            26
     Savings and escrow accounts.......................             7           (189)             -          (182)
     Certificates of deposit...........................            52            (65)             -           (13)
                                                            -----------   -----------    ----------     ----------
       Total deposits..................................            32           (199)           (2)          (169)
Other Borrowings.......................................            19          5,518           243          5,780
Total net change in expense on
                                                            -----------   -----------    ----------     ----------
     interest-bearing liabilities......................            51          5,319           241          5,611
                                                            -----------   -----------    ----------     ----------
Net change in net interest income......................     $  (1,474)    $   11,973     $  (1,270)      $  9,229
                                                            ===========   ===========    ==========     ==========


                                                                            Six Months Ended June 30,
                                                             -------------------------------------------------------
                                                                               1998 compared to 1997
                                                             -------------------------------------------------------
                                                                    Increase (decrease) due to
                                                             ---------------------------------------      Total
                                                                                           Rate/       Net Increase
                                                                 Rate       Volume         Volume       (Decrease)
                                                             -----------   ----------    -----------  --------------
                                                                                (000's omitted)
Interest-earning assets:
   Loans receivable:
     Real estate loans.................................        $  (996)     $ 7,568        $  (198)       $ 6,374
     Other loans.......................................            590         (401)           (99)            90
                                                             -----------   ----------    ----------   ------------
     Total loans receivable............................           (406)       7,167           (297)         6,464
   Securities..........................................         (1,132)      23,514         (1,140)        21,242
   Federal funds sold..................................             15         (288)            (3)          (276)
   Total net change in income on interest-
   earning assets......................................         (1,523)      30,393         (1,440)        27,430
                                                             -----------   ----------    ----------   ------------
Interest-bearing liabilities:
   Deposits:
     NOW and money market deposits.....................            (21)          (1)             -            (22)
     Savings and escrow accounts.......................           (127)        (319)             3           (443)
     Certificates of deposit...........................            128           20              -            148
                                                             -----------   ----------    ----------   ------------
       Total deposits..................................            (20)        (300)             3           (317)
Other Borrowings.......................................             21        9,128            353          9,502
Total net change in expense on
                                                             -----------   ----------    ----------   ------------
     interest-bearing liabilities......................              1        8,828            356          9,185
                                                             -----------   ----------    ----------   ------------
Net change in net interest income......................        $(1,524)     $21,565        $(1,796)       $18,245
                                                             ===========   ==========    ==========   ============

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



                                  STATEN ISLAND BANCORP, INC.



Date: August 5, 1998              By:  /s/ Harry P. Doherty
                                       -----------------------------------
                                       Harry P. Doherty, Chairman of the Board
                                       and Chief Executive Officer


Date: August 5, 1998              By:  /s/ Edward Klingele
                                       -----------------------------------
                                       Edward Klingele, Sr. Vice President
                                       and Chief Financial Officer