Form 10-Q
period 1998-09-30
STATEN ISLAND BANCORP INC
filed 1998-11-16
CIK 1042801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the Transition period from __________ to __________

                         Commission File Number 1-13503

                           Staten Island Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   13-3958850
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
            or organization)                              Identification Number)


             15 Beach Street
        Staten Island, New York                               10304
---------------------------------------------       ----------------------------
   (Address of principal executive office)                  (Zip Code)


                                 (718-447-7900)
                 ---------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 44,542,312 shares of Common Stock outstanding as of November 5, 1998.

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

Table of Contents                                                                                  PAGE
-----------------                                                                                  ----

Part I            Financial Information

         Item 1   Financial Statements

                  Statement of Condition
                  As of September 30 1998 and December 31, 1997                                     1

                  Statement of Income (For nine months ended September 30, 1998 and
                  three months ended, September 30, 1998)                                           2

                  Statement of Equity (For nine months ended September 30, 1998)                    3
                  Statement of Cash Flows (For the nine months ended September 30, 1998
                  and 1997)                                                                         4

                  Notes to Consolidated Financial Statements                                      5-10

        Item 2    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                          11-16

        Item 3    Quantitative and Qualitative Disclosures About Market Risk                        14

Part II           Other Information

        Item 1    Legal Proceedings                                                                 17
                  -----------------

        Item 2    Changes in Securities                                                             17
                  ---------------------

        Item 3    Defaults Upon Senior Securities                                                   17
                  -------------------------------

        Item 4    Submission of Matters to a Vote of Security Holders                               17
                  ---------------------------------------------------

        Item 5    Other Information                                                                 17
                  -----------------

        Item 6    Exhibits and Reports on Form 8-K                                                  17
                  --------------------------------

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                       -------------------------------------------------------
                                                                        SEPTEMBER 30, 1998                  DECEMBER 31, 1997
                                                                       --------------------                -------------------
                                                                                            (000's omitted)
ASSETS
                                                                                               unaudited


ASSETS:
  Cash and due from banks...........................................    $           52,602                  $           58,435
  Federal funds sold................................................                13,435                              90,500
  Securities available for sale.....................................             1,865,941                           1,350,467
  Loans, net........................................................             1,354,489                           1,082,918
  Accrued interest receivable.......................................                18,662                              15,707
  Bank premises and equipment, net..................................                20,342                              19,737
  Intangible assets, net............................................                17,182                              18,414
  Other assets......................................................                 8,817                              14,992
                                                                       --------------------                -------------------
      Total assets..................................................    $        3,351,470                  $        2,651,170
                                                                       ====================                ==================-


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
 Deposits-
  Savings...........................................................    $          717,652                  $          709,074
  Time..............................................................               539,037                             520,693
  Money market......................................................                81,242                              76,088
  NOW accounts......................................................                65,273                              67,076
  Demand deposits...................................................               275,205                             250,721
                                                                       --------------------                -------------------
                                                                                 1,678,409                           1,623,652
 Borrowed funds.....................................................               953,547                             250,042
 Advances from borrowers for taxes and insurance....................                 6,842                               4,623
 Accrued interest and other liabilities.............................                20,957                              86,967
                                                                       --------------------                -------------------
      Total liabilities.............................................             2,659,755                           1,965,284
                                                                       --------------------                -------------------


STOCKHOLDERS' EQUITY:
 Common stock par value $.01 per share: 100,000,000
  shares authorized; 45,130,312 issued and outstanding                                 451                                 451
 Additional paid in capital.........................................               534,036                             532,521
 Retained earnings substantially restricted.........................               207,217                             181,499
 Unallocated ESOP shares............................................               (39,143)                            (41,262)
 Unallocated MRRP shares............................................               (29,161)                                  -
                                                                       --------------------                -------------------
                                                                                   673,400                             673,209
Accumulated other comprehensive income, net of taxes                                18,315                              12,677
                                                                       --------------------                -------------------
    Total stockholders' equity.....................................                691,715                             685,886
                                                                       --------------------                -------------------
    Total liabilities and stockholders' equity.....................     $        3,351,470                  $        2,651,170
                                                                       ====================                ===================

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                       FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      ------------    -----------     -----------    -----------
                                                                          1998           1997            1998            1997
                                                                      ------------    -----------     -----------    -----------
                                                                                             (000's omitted)

                                                                                               unaudited
INTEREST INCOME:
Loans..............................................................   $   25,960      $   21,070     $    72,945     $   61,591
Securities, available for sale.....................................       27,626          13,619          72,233         36,984
Federal funds sold.................................................          482             542           1,406          1,742
                                                                      ------------    -----------    ------------    -----------
   Total interest income...........................................       54,068          35,231         146,584        100,317
                                                                      ------------    -----------    ------------    -----------
INTEREST EXPENSE:
Savings and escrow.................................................        5,390           5,501          15,752         16,306
Time...............................................................        6,916           6,967          20,130         20,033
Money market and NOW...............................................          809             727           2,150          2,090
Borrowed funds.....................................................       11,028           1,887          21,084          2,441
                                                                      ------------    -----------    ------------    -----------
   Total interest expense..........................................       24,143          15,082          59,116         40,870
                                                                      ------------    -----------    ------------    -----------
   Net interest income.............................................       29,925          20,149          87,468         59,447
PROVISION FOR LOAN LOSSES..........................................          500             501           1,502          5,502

                                                                      ------------    -----------    ------------    -----------
     Net interest income after provision for possible loan losses..       29,425          19,648          85,966         53,945

OTHER INCOME (LOSS):
Service and fee income.............................................        1,844           1,925           5,970          5,581
Securities transactions............................................           72             193             747           (412)
                                                                      ------------    -----------    ------------    -----------
                                                                           1,916           2,118           6,717          5,169
OTHER EXPENSES:
Personnel..........................................................        7,360           5,859          19,790         15,954
Occupancy and equipment............................................        1,598           1,449           4,517          4,233
Amortization of intangible assets..................................          519             519           1,557          1,557
FDIC Insurance.....................................................           52              75             160            197
Data processing....................................................          926           1,048           3,119          3,186
Marketing..........................................................          337             324           1,011            972
Professional fees..................................................          464             253           1,724            683
Other..............................................................        2,071           1,941           5,898          6,122
                                                                      ------------    -----------    ------------    -----------
   Total other expenses............................................       13,327          11,468          37,776         32,904
                                                                      ------------    -----------    ------------    -----------
   Income before provision for income taxes........................       18,014          10,298          54,907         26,210

PROVISION FOR INCOME TAXES.........................................        7,066           4,261          22,419          9,212
                                                                      ------------    -----------    ------------    -----------
Net Income.........................................................   $   10,948      $    6,037     $    32,488     $   16,998
                                                                      ============    ===========    ============    ===========
EARNINGS (LOSS) PER SHARE:
    Basic                                                             $      0.26       N/A          $      0.78       N/A
    Fully Diluted                                                     $      0.26       N/A          $      0.78       N/A

WEIGHTED AVERAGE
    Common Shares                                                      45,130,312       N/A           45,130,312       N/A
    Less: Unallocated ESOP Shares                                       3,318,487       N/A            3,376,897       N/A
                                                                      ------------                   ------------
                                                                       41,811,825                     41,753,415
                                                                      ============                   ============

                  STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY



                                                               UNALLOCATED
                                                   ADDITIONAL   COMMON          UNEARNED
                                         COMMON     PAID-IN      STOCK            MRRP
                                          STOCK     CAPITAL    HELD BY ESOP      SHARES
                                      ------------------------------------------------------
                                                         (000's omitted)
Balance January 1, 1998...............    $ 451   $ 532,521      $ (41,262)     $    -

Change in unrealized
  appreciation (depreciation)
  on securities, net of tax.............

Allocation of 176,617 ESOP shares.....                1,515          2,119

Purchase of MRRP shares...............                                           (29,161)

Net Income............................




Dividends paid........................
                                      ------------------------------------------------------

Balance September 30, 1998............    $ 451   $ 534,036      $ (39,143)     $(29,161)
                                      ======================================================







                                                                       ACCUMULATED
                                                                          OTHER
                                       COMPREHENSIVE     RETAINED     COMPREHENSIVE
                                          INCOME          INCOME          INCOME         TOTAL
                                      -----------------------------------------------------------
                                                           (000's omitted)
Balance January 1, 1998...............                   $ 181,499         $ 12,677     $685,886

Change in unrealized
  appreciation (depreciation)
  on securities, net of tax...........        5,638                           5,638        5,638

Allocation of 176,617 ESOP shares.....                                                     3,634

Purchase of MRRP shares...............                                                   (29,161)

Net Income............................       32,488         32,488                        32,488
                                      --------------

                                             38,126

Dividends paid........................                      (6,770)                       (6,770)

                                      -----------------------------------------------------------
Balance September 30, 1998............                   $ 207,217         $ 18,315    $ 691,715
                                      ===========================================================

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                          1998                1997
                                                                                          ----                ----
                                                                                               (000 omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                            $     32,488         $     16,588
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization                                                                1,411                1,165
Amortization of bond and mortgage premiums                                                     872                  493
Amortization of intangible assets                                                            1,557                1,624
Loss (Gain) on sale of available for sale securities                                          (747)                 184
Other noncash expense (income)                                                               3,593               (2,730)
Provision for possible loan losses                                                           1,502                  500
Decrease in deferred loan fees                                                                (809)                 626
Decrease (increase) in accrued interest receivable                                          (2,954)               1,365
Decrease (increase) in other assets                                                          3,522               (4,376)
(Decrease) increase in accrued interest other liabilities                                  (62,117)             (10,001)
(Increase) decrease in deferred income taxes                                                 4,350                2,247
Recoveries                                                                                   1,100                  840
                                                                                     -----------------------------------
Net cash provided by operating activities                                             $    (16,232)        $      8,525
                                                                                     -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available for sale securities                                                385,637              193,856
Sales of available for sale securities                                                      14,953              225,286
Purchases of available for sale securities                                                (927,809)            (351,143)
Principal collected on loans                                                               159,573              122,457
Loans made to cutomers                                                                    (433,475)            (253,364)
Sale of loans                                                                                5,090                3,071
Capital expenditures                                                                        (1,954)              (2,605)
                                                                                     -----------------------------------
Net cash used in investing activities                                                     (797,985)             (62,442)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                                            56,975               46,004
Borrowings                                                                                 703,505                   (1)
PURCHASE OF SHARES FOR RRP                                                                 (29,161)
Net cash provided by financing activities                                                  731,319               46,003
Net (decrease) increase in cash and cash equivalents                                       (82,898)              (7,914)


CASH AND EQUIVALENTS, BEGINNING OF YEAR                                                    148,935               76,464
                                                                                     -----------------------------------

CASH AND EQUIVALENTS, END OF YEAR                                                     $     66,037         $     68,550
                                                                                     ===================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for-
Interest                                                                                    55,072               37,777
Income taxes                                                                          $     22,584         $     12,390

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

        The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine month periods ended September 30,1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report and Form 10-K.

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

Organization Form of Ownership

        The Bank was originally founded as a New York State chartered savings bank in 1864. In August 1997, the Bank converted to a federally chartered mutual savings bank and is now regulated by the OTS. On April 16, 1997, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company (the Conversion). The Company completed its initial public offering and Conversion on December 22, 1997 and issued 45,130,312 shares of common stock at $.01 par value per share (Common Stock). As part of the Conversion, the Bank established, in accordance with the requirements of the OTS, a liquidation account for $183,947,000 which was equal to its capital as of the date of the latest consolidated statement of financial condition (September 30, 1997) appearing in the Company's prospectus supplement. In February 1998, the Bank formed a subsidiary, Staten Island Funding Corporation, as a passive real estate investment trust (REIT).

Employee Stock Ownership Plan

        In connection with the Conversion, the Bank established an Employee Stock Ownership Plan (the ESOP). The ESOP borrowed $41,262,000 from the Company and used the funds to purchase 3,438,500 shares of the Company's Common Stock issued in the Conversion. The loan has an interest rate of 8.25% and will be repaid over a 15 year period on a quarterly basis. Shares purchased are held in a suspense account for allocation among the participants as the loan is paid. As of September 30, 1998, 176,617 shares had been released and allocated. Shares allocated will first be used for the employer matching contributions for the 401(k) Plan with the remaining shares allocated to the participants based on compensation as described in the ESOP, in the year of allocation.

1998 Stock Option Plan

        At a special meeting of the shareholders held on July 10, 1998, the shareholders approved the 1998 Stock Option Plan (Option Plan). The Company has reserved, for future issuance pursuant to the Option Plan, 4,298,125 shares of Common Stock, which is equal to 10% of the Common Stock sold in the Conversion.

        Under the Option Plan, unless stated otherwise, at the time of grant, all options granted to participants shall become vested and exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted, and the right to exercise shall be cumulative. Each stock option expires ten years after the date of the grant. On July 10, 1998, the Board of Directors of the Company granted 3,056,000 options to the Directors and Officers of the Company and the Bank. Each option entitles the holder to purchase one share of the Company's Common Stock at an exercise price equal to $22.875 per share, which was the closing price of the Common Stock on the date of the grant.

1998 Recognition and Retention Plan

          At a special meeting of the shareholders held on July 10, 1998, the shareholders approved the 1998 Recognition and Retention Plan (RRP). The objective of the RRP is to enable the Company to provide officers, key employees and directors with a proprietary interest in the Company and as an incentive to contribute to its success. The RRP will be funded with the purchase of 4% of the Common Stock sold in the Conversion, or 1.7 million shares. As of September 30, 1998, 1.6 million shares had been purchased on the open market at a cost of $29.2 million. The remaining 0.1 million shares were purchased in October at an average price of $17.65 resulting in a cost of $2 million. The aggregate cost of the shares of Common Stock purchased pursuant to the RRP is treated as a reduction of the Company's stockholders' equity. On July 31, 1998, 1.5 million shares were granted to the officers and directors of the Bank and will vest over a five year period. The Bank recognizes expense ratably based on the market value of the common stock at the date of the granting.

Demand Deposits

        Each of the Bank's commercial and personal demand (checking) accounts and NOW accounts has a related interest bearing money market sweep account. The sole purpose of the sweep accounts is to reduce the non-interest bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although the sweep accounts are classified as money market accounts for regulatory purposes, they are included in demand deposits and NOW accounts in the accompanying consolidated balance sheets.

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

        In management's opinion SFAS NO. 133 when adopted will not have a material effect on the Company's financial statements since the Company currently owns no derivative instruments affected by this statement.

SECURITIES - AVAILABLE FOR SALE. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities of the Company at September 30, 1998 and December 31, 1997.

                                                                    SEPTEMBER 30, 1998                   DECEMBER 31, 1997
                                                           ---------------------------------   ----------------------------------
BONDS - AVAILABLE FOR SALE                                    AMORTIZED           FAIR            AMORTIZED            FAIR
--------------------------
                                                                COST              VALUE              COST              VALUE
                                                           ---------------   ---------------   ----------------   ---------------
                                                                                      (000's omitted)
U.S. Treasuries..........................................        $ 35,719          $ 36,502           $ 55,206          $ 55,734
Govt. Sponsored Agencies.................................          46,030            46,904             50,284            50,884
Industrial and Finance ..................................          97,362            96,624                  -                 -
Foreign..................................................             283               182                269               268
                                                           ---------------   ---------------   ----------------   ---------------
Total Debt Securities....................................         179,394           180,212            105,759           106,886
                                                           ---------------   ---------------   ----------------   ---------------

G.N.M.A. - M.B.S.........................................          21,898            22,648             24,147            24,420
F.H.L.M.C. - M.B.S.......................................         314,543           322,742            340,000           346,315
F.N.M.A. - M.B.S.........................................         553,514           560,595            451,337           455,994
Agency C.M.O.'s..........................................         207,696           211,446            166,587           167,719
Privately Issued C.M.O.'s................................         399,744           406,610            171,035           171,223
Payments in Transit......................................           2,852             2,852              3,016             3,016
                                                           ---------------   ---------------   ----------------   ---------------
Total Mortgage-Backed and Mortgage Related Securities           1,500,247         1,526,893          1,156,122         1,168,687
                                                           ---------------   ---------------   ----------------   ---------------

                                                           ---------------   ---------------   ----------------   ---------------
TOTAL BONDS - AVAILABLE FOR SALE                                1,679,641         1,707,105          1,261,881         1,275,573
                                                           ---------------   ---------------   ----------------   ---------------

EQUITY SECURITIES                                             AMORTIZED           FAIR            AMORTIZED            FAIR
-----------------
                                                                COST              VALUE              COST              VALUE
                                                           ---------------   ---------------   ----------------   ---------------
Preferred Stock                                                    57,504            50,888             15,965            16,549
Common Stock                                                       68,886            74,934             23,643            27,226
IIMF Cap. Apprec.                                                  24,690            33,014             24,599            31,119
                                                           ---------------   ---------------   ----------------   ---------------
TOTAL EQUITY SECURITIES                                           151,080           158,836             64,207            74,894
                                                           ---------------   ---------------   ----------------   ---------------

                                                           ---------------   ---------------   ----------------   ---------------
TOTAL INVESTMENTS........................................     $ 1,830,721       $ 1,865,941        $ 1,326,088       $ 1,350,467
                                                           ===============   ===============   ================   ===============

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loans at the dates indicated.




                                          ------------------------------------------  ------------------------------------------
                                                      SEPTEMBER 30, 1998                          DECEMBER 31, 1997
                                          ------------------------------------------  ------------------------------------------
                                                                    PERCENT OF                                  PERCENT OF
                                                AMOUNT                 TOTAL                 AMOUNT                TOTAL
                                          -------------------   --------------------  --------------------  --------------------
                                                                             (000's omitted)
Mortgage loans:
  Single-family residential............          $ 1,109,895                 81.94%             $ 863,694                79.76%
  Multi-family residential.............               33,626                  2.48%                28,218                 2.61%
  Commercial real estate...............              130,527                  9.64%               120,084                11.09%
  Construction and land................               44,348                  3.27%                40,476                 3.74%
  Home equity..........................                6,049                  0.45%                 6,538                 0.60%
                                          -------------------   --------------------  --------------------  --------------------
    Total mortgage loans...............            1,324,445                 97.78%             1,059,010                97.79%

Other loans:
  Student loans........................                  534                  0.04%                 4,033                 0.37%
  Passbook loans.......................                5,817                  0.43%                 6,929                 0.64%
  Commercial business loans............               22,532                  1.66%                19,559                 1.81%
  Other consumer loans.................               20,027                  1.48%                13,212                 1.22%
                                          -------------------   --------------------  --------------------  --------------------
    Total other loans..................               48,910                  3.61%                43,733                 4.04%

                                          -------------------   --------------------  --------------------  --------------------
    Total loans receivable.............            1,373,355                101.39%             1,102,743               101.83%

Less:

  Premium (Discount) on loans purchased                  208                  0.02%                  (729)              (0.07)%
  Allowance for loan losses............              (16,496)               (1.22)%               (15,709)              (1.45)%
  Deferred loan fees...................               (2,578)               (0.19)%                (3,387)              (0.31)%
                                          -------------------   --------------------  --------------------  --------------------
    Loans receivable, net..............          $ 1,354,489                100.00%           $ 1,082,918               100.00%
                                          ===================   ====================  ====================  ====================

NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans and other real estate owned, and non-performing investments in real estate at the dates indicated.

                                                                September 30, 1998                  December 31, 1997
                                                          --------------------------------   --------------------------------
                                                                                    (000's omitted)
Accruing loans 90 days or more past due:
    Mortgage loans................................        $                           -      $                           -
    Other loans...................................                                    -                                   85
                                                          --------------------------------   --------------------------------
      Total accruing loans........................                                    -                                   85
                                                          --------------------------------   --------------------------------

Non-accrual loans:
    Single-family residential.....................                                  8,026                              9,395
    Multi-family residential......................                                    263                                319
    Commercial real estate........................                                  6,089                              8,436
    Construction and land.........................                                  1,089                              1,131
    Home equity...................................                                    160                                545

   Other loans:
    Commercial business loans.....................                                    337                                836
    Other loans...................................                                    946                                570
                                                          --------------------------------   --------------------------------
      Total non-accruing loans....................                                 16,910                             21,232
                                                          --------------------------------   --------------------------------
Total non-performing loans........................                                 16,910                             21,317
                                                          --------------------------------   --------------------------------
Other real estate owned, net......................                                    770                                618
                                                          --------------------------------   --------------------------------
Total non-performing assets.......................        $                        17,680    $                        21,935
                                                          ================================   ================================


Non-performing assets to total loans..............                                  1.29%                              1.99%

Non-performing assets to total assets.............                                  0.53%                              0.83%

Non-performing loans to total loans...............                                  1.23%                              1.93%

Non-performing loans to total assets..............                                  0.50%                              0.80%


ALLOWANCE FOR LOAN LOSSES. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                                Nine Months Ended                               Year Ended
                                                                  September 30,                                December 31,
                                           ----------------------------------------------------------   ----------------------------

                                                      1998                           1997                          1997
                                           ----------------------------   ---------------------------   ----------------------------
                                                                                (000'S OMITTED)
Allowance at beginning of period            $                   15,709     $                   9,977     $                    9,977
Provisions                                                       1,502                         5,502                          6,003
Charge-offs:
Mortgage loans:
   Construction, land and land development                         -                               2                            -
   Single-family residential                                       224                           624                            501
   Multi-family residential                                         31                           100                            100
   Commercial real estate                                          309                           444                            210

Other loans                                                      1,251                           485                            507
                                           ----------------------------   ---------------------------   ----------------------------
   Total charge-offs                                             1,815                         1,655                          1,318
Recoveries:
Mortgage loans:
   Construction, land and land development                           3                            10                             10
   Single-family residential                                       227                           295                            533
   Multi-family residential                                        -                              -                             -
   Commercial real estate                                          116                           238                            251

Other loans                                                        754                           163                            253
                                           ----------------------------   ---------------------------   ----------------------------
   Total recoveries                                              1,100                           706                          1,047
                                           ----------------------------   ---------------------------   ----------------------------
Allowance at end of period                  $                   16,496     $                  14,530      $                  15,709
                                           ============================   ===========================   ============================
Allowance for possible loan losses
to total nonperforming loans at
end of period                                                   97.55%                        61.72%                         73.69%

Allowance for possible loan losses
to total loans at end of period                                  1.20%                         1.38%                          1.42%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Changes in Financial Condition

        Total assets at September 30, 1998 were $3.4 billion, an increase of $700.3 million or 26.4% from December 31, 1997. The increase in total assets was the result of an increase in net loans of $271.6 million and an increase in securities available for sale of $515.5 million. These increases were partially offset by a $77.1 million decrease in federal funds sold. The increase in net loans reflects the Bank's continued efforts to increase lending volumes and the ability to capitalize on a very favorable interest rate market for mortgage lending. The increase in the securities portfolio was a result of the Bank's leveraging strategies to increase yields at acceptable risk through the use of borrowed funds.

        Total deposits increased $54.8 million from $1.62 billion at December 31, 1997 to $1.68 billion at September 30, 1998. The Bank's continued efforts in business development were the primary reason for this increase. Demand deposits increased $24.5 million, savings accounts increased $8.6 million and money market accounts increased $5.2 million. In addition, time deposits increased $18.3 million. These increases were offset to some extent by a $1.8 million decrease in NOW deposits for the nine months ended September 30, 1998.

        Borrowed funds increased to $953.5 million as of September 30, 1998 from $250.0 million as of December 31, 1997. The growth of $703.5 million is primarily the result of the Bank's strategy to fund asset growth through the use of borrowed funds when acceptable spreads can be obtained. The borrowings consist of reverse repurchase agreements of which $530.5 million are with Wall Street brokerage firms and $423.0 million are with the Federal Home Loan Bank of New York.

        Stockholders' equity as of September 30, 1998 was $691.7 million or 20.6% of total assets compared with $685.9 million or 25.9% of total assets as of December 31, 1997. The increase of $5.8 million was primarily due to net income of $32.5 million, an increase of $5.6 million in unrealized appreciation on securities available for sale net of taxes, and an allocation of ESOP shares, resulting in an increase of $3.6 million. These increases were offset by aggregate cash dividend payments of $6.8 million and the repurchase of 1.6 million shares for the Recognition and Retention Plan (RRP) during the third quarter of 1998 at an average price of $18.31 totaling $29.2 million. This resulted in tangible book value per share of $14.95 as of September 30, 1998.

Results of Operations

        The Company reported net income of $10.9 million for the three months ended September 30, 1998 compared to $6.0 million for the three months ended September 30, 1997, an increase of $4.9 million or 81.4%. The increase in net income for the quarter was primarily due to an increase in net interest income of $9.8 million partially offset by an increase of $2.8 million in the provision for income taxes, an increase in total other expenses of $1.9 million and a decrease in other income of $0.2 million.

        For the nine month period ended September 30, 1998, net income was $32.5 million compared to $17.0 million for the nine months ended September 30, 1997, an increase of $15.5 million or 91.1%. The increase in net income for the first nine months of 1998 was primarily due to an increase in net interest income of $28.0 million, an increase in other income of $1.5 million and a decrease in the provision for loan losses of $4.0 million offset by an increase of $4.9 million in total other expenses and an increase of $13.2 million in the provision for income taxes.

Interest Income

        Interest income increased $18.8 million or 53.5% to $54.1 million for the three months ended September 30, 1998 compared to $35.2 million for the third quarter of 1997. The increase was primarily due to a $4.9 million increase in interest income from loans and $14.0 million increase in interest income from securities. The increase in interest income from loans was primarily due to an increase of $265.0 million in the average balance of loans. The average balance of the loan portfolio increased due to increased loan demand and the Bank's continued business development efforts to attract new loan relationships and processing broker partnerships. The average yield on the portfolio decreased to 7.92% for the quarter ended September 30, 1998 from 8.07% for the third quarter of 1997. The current rate environment continues to result in the payoff of higher yielding loans and the origination of loans at market interest rates which are currently lower than the average yield of the Bank's loan portfolio. The increase in interest income on securities was due to a $906.3 million increase in the average balance of securities offset by a decrease in the average yield from 6.57% for the third quarter of 1997 to 6.34% for the third quarter of 1998. The decrease in the average yield was the result of declining interest rates in 1997 and 1998 and the accelerated payoff of higher yielding investments. The increase in the average balance of the securities portfolio was a result of the use of the proceeds from the Conversion and the Bank's program to use borrowings to fund asset growth to leverage the balance sheet.

        Interest income for the nine months ended September 30, 1998 was $146.6 million compared to $100.3 million for the same time period last year. The increase of $46.3 million or 46.1% was the result of an $11.4 million increase in interest income from loans and a $35.2 million increase in interest income from securities. The primary reason for the increase in interest income from loans was an increase of $207.8 million in the average balance of loans offset by a decrease in the average yield from 8.12% to 7.98% during the nine month period ended September 30, 1997 and 1998, respectively. The increase in interest income on securities was the result of an increase of $771.7 million in the average balance of securities partially offset by a decrease in the average yield from 6.68% to 6.39% for the nine months ended September 30, 1997 and 1998, respectively. The reasons for the growth and change in yields of the loan portfolio and investment portfolio in the nine-month period ended September 30, 1998 are the same as those for the third quarter of 1998 disclosed above.

Interest Expense

        Interest expense for the three months ended September 30, 1998 was $24.1 million compared with $15.1 million for the three months ended September 30, 1997. The increase of $9.1 million or 37.8% was due to an increase of $9.1 million in interest expense on borrowed funds. The increase in interest expense on borrowed funds was due to a $646.8 million increase in the average balance of borrowed funds offset by a decrease in the average cost from 5.98% to 5.67%.

        Interest expense for the nine-month period ended September 30, 1998 was $59.1 million compared with $40.7 million for the same time period last year. The increase of $18.2 million or 44.6% was a result of an increase of $18.6 million in interest expense on borrowed funds offset by a decrease in interest expense on deposits of $0.4 million. The increase in interest expense on borrowed funds was due to a $436.0 million increase in the average balance of borrowed funds offset by a decrease in the average cost from 5.89% for the nine months ended September 30, 1997 to 5.74% for the nine months ended September 30, 1998. The decrease in the interest expense on deposits was a result of the $25.4 million decrease in the average balance of interest-bearing deposits. The increase in the average balance of borrowed funds in the three and nine month period is the result of the Bank's program to fund asset growth with borrowings at acceptable spreads.

Net Interest Income

        Net interest income increased $9.8 million or 48.5% to $29.9 million in the three months ended September 30, 1998 compared to $20.1 million in the same time period one year ago. This increase was due to an $18.8 million increase in interest income offset by a $9.1 million increase in interest expense. The increase in interest income was due to a $1.17 billion increase in the average balance of interest-earning assets. The average yield on interest-earning assets for the three months ended September 30, 1998 was 7.00% down from 7.37% for the three months ended September 30, 1997. The increase in interest expense was due to a $618.3 million increase in average interest-bearing liabilities and an increase in the average cost from 3.75% to 4.32% for the three months ended September 30, 1997 and September 30, 1998, respectively. The Company's interest rate spread and net interest margin amounted to 2.68% and 3.87%, respectively, during the three months ended September 30, 1998 compared to 3.62% and 4.21%, respectively, for the comparable period in 1997.

        For the nine-month period ended September 30, 1998, net interest income was $87.5 million compared with $59.4 million for the same time period last year. The increase of $28.0 million or 47.2% was the result of a $46.3 million increase in interest income offset by a $18.2 million increase in interest expense. The increase in interest income was primarily the result of a $971.5 million increase in the average balance of interest-earning assets partially offset by a decrease in the average yield on interest-earning assets from 7.46% for the nine months ended September 30, 1997 to 7.08% for the nine months ended September 30, 1998. The increase in interest expense resulted from an increase of $410.6 million in the average balance of interest-bearing liabilities along with an increase in the average cost from 3.61% for the nine months ended September 30, 1997 to 4.11% for the nine months ended September 30, 1998. The average cost of deposits remained stable at 3.55% for the nine months ended September 30, 1998 and 3.53% for the same time period last year. The Company's interest rate spread and net interest margin for the nine months ended September 30, 1998 was 2.97% and 4.22%, respectively, compared with 3.85% and 4.42%, respectively, for the nine months ended September 30, 1997.

        The Bank's use of borrowed funds to leverage the balance sheet and the current rate environment, primarily reflected in lower interest earning asset yields, has resulted in the decrease in the interest rate spread and interest rate margin for both the three and nine month periods ended September 30, 1998 compared to the same periods in 1997.

Provision For Loan Losses

        The provision for loan losses for the third quarter of 1998 was $0.5 million, which was the same as the provision in the quarter ended September 30, 1997. The provision for loan losses year-to-date was $1.5 million compared with $5.5 million for the same time period last year. The provision in the nine month period in 1997 included a non-recurring amount of $4.0 million. The provision in 1998 is based on management's continuing reviews of the risk elements in the Bank's loan portfolio.

        Non-performing assets were $17.7 million at September 30, 1998 compared to $21.9 million at December 31, 1997 and $24.7 million at September 30, 1997. As a percent of total assets, non-performing assets were .53% on September 30, 1998 compared to .83% on December 31, 1997 and 1.15% on September 30, 1997. Since December 31, 1997 non-performing assets have decreased $4.2 million or 19.1%.

        The allowance for loan losses was $16.5 million as of September 30, 1998, an increase of $0.8 million since December 31, 1997. The decline in non-performing loans and the increase in the loan loss reserve has resulted in the allowance for loan losses growing to 97.6% of non-performing loans as of September 30, 1998. As of December 31, 1997 this ratio was 73.7% compared to 60.7% as of September 30, 1997. While no assurance can be given that future charge-offs and/or additional provisions will not be necessary, management of the Company believes that, as of September 30, 1998, the allowance for loan losses was adequate


Other Income

        Other income was $1.9 million for the quarter ended September 30, 1998 compared with $2.1 million for the quarter ended September 30, 1997. Other income consists of service and fee income and net gains and losses from security transactions. Security transactions for the third quarter of 1998 resulted in a net gain of $0.1 million compared to a net gain of $0.2 million in the third quarter of 1997.

        Other income was $6.7 million for the nine months ended September 30, 1998 compared with $5.2 million for the first nine months of 1997. Service and fee income was $6.0 million for the 1998 period compared with $5.6 million in 1997 while security transactions resulted in a net gain of $0.7 million in 1998 compared to a net loss of $0.4 million in 1997. The net loss in 1997 was due to the restructuring of the Company's investment portfolio to improve quality and yield. The increase in service and fee income was the result of an increase in the Company's demand deposits and the related transaction volumes.

Total Other Expenses

        Total other expenses increased $1.9 million or 16.2% to $13.3 million for the three months ended September 30, 1998 from $11.5 million for the same period in 1997. The increase was primarily due to a $1.5 million increase in personnel expenses and a $0.2 million increase in professional fees. Personnel costs increased due to the costs related to the RRP of $1.0 million, and the ESOP of $0.7 million. Overtime expenses for the quarter increased $0.3 million, primarily as a result of the conversion to a new data processing system. These increases were offset by the elimination of the $0.5 million cost related to the Bank's profit sharing plan. Professional fees increased due to the increased audit and legal fees to operate as a public company.

        Total other expenses for the first nine months of 1998 increased $4.9 million or 14.8% to $37.8 million compared to $32.9 million for the same period in 1997. This was primarily due to an increase in personnel costs of $3.8 million and professional fees $1.0 million. These increases were partially offset by a decrease of $0.2 million in other expenses. The increase in personnel costs was a result of the costs related to the ESOP and the RRP, staff additions to the Bank's lending operations to enhance credit administration, and normal merit increases. Professional fees increased $1.0 million due to costs related to forming Staten Island Funding Corporation, a passive Real Estate Investment Trust (REIT), and increased audit and legal fees related to operation as a public company. The decrease in other expenses was primarily due to reduced costs related to non-performing assets.

Provision For Income Taxes

        The provision for income taxes for the three months ended September 30, 1998 was $7.1 million compared with $4.3 million for the same time period last year, resulting in an effective tax rate of 39.2% for the 1998 period and 41.4% for the 1997 period. For the nine month period ended September 30, 1998 the provision for income taxes was $22.4 million compared with $9.2 million for the same period last year. The effective tax rate for the nine month period in 1998 was 40.8% compared with 35.1% in the first nine months of 1997. The provision in 1997 included a reduction of $2.6 million for the recapture of deferred city taxes related to the New York City tax bad debt reserves. Adjusting for the recapture of deferred city taxes in the nine months of 1997, the Bank's effective tax rate would have been 45.1%. The reduction in the effective tax rate in both the three and nine month periods in 1998 is primarily due to the Bank's tax planning strategies.

Liquidity and Commitments

        The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities and short-term investments are relatively predicable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, in addition, the Bank invests excess funds in federal funds sold and other short-term interest earning assets which provide liquidity to meet lending requirements.

        As of September 30, 1998, the Bank had entered into repurchase agreements totaling $953.5 million as an alternative funding source for asset growth. The Bank intends to continue the use of repurchase agreements to leverage its capital base and provide funds for its lending and investment activities.

        Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Bank uses it sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At September 30, 1998 the total approved loan origination commitments outstanding amounted to $145.1 million. At the same date, the unadvanced portion of construction loans amounted to $12.4 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1998 totaled $403.2 million. Investment securities scheduled to mature in one year or less at September 30, 1998 totaled $23.3 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with borrowings, to meets it current commitments.

Capital

        At September 30, 1998, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):

                       Required Capital      Actual Capital     Excess Capital
                      --------------------  ------------------  ----------------
                      Amount   Percent      Amount   Percent    Amount   Percent
                      -------  ------       -------  -------    -------  -------
Tangible capital    $  46,558   1.50%      $ 393,882  12.69%   $ 347,324  11.19%

Core capital        $ 124,316   4.00%      $ 397,285  12.78%   $ 272,969   8.78%

Risk-based capital  $ 108,276   8.00%      $ 413,781  30.57%   $ 305,505  22.57%

Year 2000

        During the quarter ended September 30, 1998, the Company converted most of its mission critical bank systems, such as deposits and loans to a Year 2000-compliant platform provided by a new data processing servicer. The cost of this Year 2000 compliance is borne by the vendor under terms of the Company's contract with them. A comprehensive test of the Year 2000 functionality of this system is scheduled for the first quarter of 1999. The Company's other information technology-controlled systems have also been identified and are in various states of readiness and testing. The estimated cost for Year 2000 compliance is $50,000 to $100,000, however, the actual amount will depend on choices to be made by management in the coming months. This amount could increase materially if problems are noted in the testing process that have not yet been identified. The majority of these costs are expected to be incurred during calendar year 1998 and 1999; all such costs will be charged to expense as incurred.

Forward-Looking Statements

        This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in portions of this document and the Company's Annual Report to Stockholders, the words "anticipate," "believe," "estimate," "expect," "intend," "should," and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1997 Annual Report to stockholders. There has been no material change in the Company's asset and liability position or the market value of the Bank's portfolio equity since December 31, 1997

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------------------------------------
                                                                  1998                                       1997
                                                 ----------------------------------------------------------------------------------
                                                                              AVERAGE                                      AVERAGE
                                                    AVERAGE                    YIELD/         AVERAGE                      YIELD/
                                                    BALANCE     INTEREST       COST           BALANCE        INTEREST       COST
                                                 -----------  ------------  -----------  ----------------  -----------  -----------
Interest-earning assets:                                                                                        (000's omitted)
  Loans receivable (1):
    Real estate loans.......................     $1,253,277    $   24,428        7.73%      $  998,929     $   20,082        7.98%
    Other loans.............................         47,928         1,532       12.69%          37,277            989       10.53%
                                                 -----------  ------------               ----------------  -----------
      Total loans...........................      1,301,205        25,960        7.92%       1,036,206         21,071        8.07%
  Securities................................      1,728,872        27,626        6.34%         822,569         13,619        6.57%
  Other interest-earning assets (2).........         34,564           482        5.54%          38,790            541        5.54%
                                                 -----------  ------------  -----------  ----------------  -----------  -----------
  Total interest-earning assets.............      3,064,641        54,068        7.00%       1,897,565         35,231        7.37%
                                                              ------------  -----------                    -----------  -----------
Noninterest-earning assets..................        127,596                                    109,104
                                                 -----------                             ----------------
  Total assets..............................     $3,192,237                                 $2,006,669
                                                 ===========                             ================


Interest-bearing liabilities:
  Deposits:
    NOW and money market deposits...........     $  121,927           809        2.63%         105,622            726        2.73%
    Savings and escrow accounts.............        789,125         5,389        2.71%         824,052          5,501        2.65%
    Certificates of deposits................        532,094         6,916        5.16%         542,039          6,967        5.10%
                                                 -----------  ------------  -----------  ----------------  -----------  -----------
      Total deposits........................      1,443,146        13,114        3.61%       1,471,713         13,194        3.56%
  Total Other Borrowings....................        772,123        11,028        5.67%         125,292          1,888        5.98%
                                                 -----------  ------------  -----------  ----------------  -----------  -----------
  Total interest-bearing liabilities........      2,215,269        24,142        4.32%       1,597,005         15,082        3.75%
                                                              ------------  -----------                    -----------  -----------
Noninterest-bearing liabilities (3).........        274,720                                    221,157
                                                 -----------                             ----------------
  Total liabilities.........................      2,489,989                                  1,818,162
Stockholder's equity........................        702,248                                    188,507
                                                 -----------                             ----------------
  Total liabilities and stockholders' equity     $3,192,237                                 $2,006,669
                                                 ===========                             ================
Net interest-earning assets.................     $  849,372                                 $  300,560
                                                 ===========  ------------               ================  -----------
Net interest income/interest rate spread....                   $   29,926        2.68%                     $   20,149        3.62%
                                                              ============  ===========                    ===========  ===========

Net interest margin.........................                                     3.87%                                       4.21%
                                                                            ===========                                 ===========
Ratio of average interest-earning assets
  to average interest-bearing liabilities...                                   138.34%                                     118.82%
                                                                            ===========                                 ===========




                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------------------------------------
                                                                  1998                                       1997
                                                 ----------------------------------------------------------------------------------
                                                                              AVERAGE                                      AVERAGE
                                                    AVERAGE                    YIELD/         AVERAGE                      YIELD/
                                                    BALANCE     INTEREST       COST           BALANCE        INTEREST       COST
                                                 -----------  ------------  -----------  ----------------  -----------  -----------
Interest-earning assets:                                                                                        (000's omitted)
  Loans receivable (1):
    Real estate loans.......................     $1,175,254   $    68,942        7.84%   $       964,870   $   58,221        8.07%
    Other loans.............................         46,483         4,003       11.51%            49,034        3,370        9.19%
                                                 -----------  ------------               ----------------  -----------
      Total loans...........................      1,221,737        72,945        7.98%         1,013,904       61,591        8.12%
  Securities................................      1,512,175        72,233        6.39%           740,502       36,984        6.68%
  Other interest-earning assets (2).........         34,604         1,406        5.43%            42,651        1,742        5.46%
                                                 -----------  ------------  -----------  ----------------  -----------  -----------
  Total interest-earning assets.............      2,768,516       146,584        7.08%         1,797,057      100,317        7.46%
                                                              ------------  -----------                    -----------  -----------
Noninterest-earning assets..................        112,489                                       98,551
                                                 -----------                             ----------------
  Total assets..............................     $2,881,005                              $     1,895,608
                                                 ===========                             ================


Interest-bearing liabilities:
  Deposits:
    NOW and money market deposits...........        107,070         2,150        2.68%           101,644        2,099        2.76%
    Savings and escrow accounts.............        799,088        15,752        2.64%           827,077       16,296        2.63%
    Certificates of deposits................        525,379        20,130        5.12%           528,210       20,033        5.07%
                                                 -----------  ------------  -----------  ----------------  -----------  -----------
      Total deposits........................      1,431,537        38,032        3.55%         1,456,931       38,428        3.53%
  Total Other Borrowings....................        491,429        21,084        5.74%            55,439        2,442        5.89%
                                                 -----------  ------------  -----------  ----------------  -----------  -----------
  Total interest-bearing liabilities........      1,922,966        59,116        4.11%         1,512,370       40,870        3.61%
                                                              ------------  -----------                    -----------  -----------
Noninterest-bearing liabilities (3).........        259,604                                      203,672
                                                 -----------                             ----------------
  Total liabilities.........................      2,182,570                                    1,716,042
Stockholder's equity........................        698,435                                      179,566
                                                 -----------                             ----------------
  Total liabilities and stockholders' equity     $2,881,005                              $     1,895,608
                                                 ===========                             ================
Net interest-earning assets.................     $  845,550                              $       284,687
                                                 ===========  ------------               ================  -----------
Net interest income/interest rate spread....                  $    87,468        2.97%                     $   59,447        3.85%
                                                              ============  ===========                    ===========  ===========

Net interest margin.........................                                     4.22%                                       4.42%
                                                                            ===========                                 ===========
Ratio of average interest-earning assets
  to average interest-bearing liabilities...                                   143.97%                                     118.82%
                                                                            ===========                                 ===========



(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.

(2) Includes money market accounts and Federal Funds sold.

(3) Consists primarily of demand deposit accounts.

RATE/VOLUME ANALYSIS

       The follwing table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                                               Three Months Ended September 30,            Nine Months Ended September 30,
                                           -----------------------------------------------------------------------------------
                                                   1998 compared to 1997                        1998 compared to 1997
                                           ----------------------------------------- -----------------------------------------
                                           Increase (decrease) due to        Total    Increase (decrease) due to       Total
                                           ----------------------------              ----------------------------
                                                                Rate/      Net Increase                     Rate/   Net Increase
                                           Rate     Volume     Volume       (Decrease)   Rate    Volume    Volume    (Decrease)
                                           ------  --------  ------------ ------------ ------- ---------- --------- ------------
                                                                         (000's omitted)
 Interest-earning assets:
  Loans receivable:
    Real estate loans.................... $ (611)   $ 5,113    $ (155)      $ 4,347  $ (1,621)  $ 12,695  $   (353)     $ 10,721
    Other loans..........................    202        283        58           543       852       (175)      (45)          632
                                           ------  --------  ------------ ------------ ------- ---------- --------- ------------
    Total loans receivable... ...........   (409)     5,396       (97)        4,890      (769)    12,520      (398)       11,353
  Securities.............................   (476)    15,006      (524)       14,006    (1,612)    38,541    (1,680)       35,249
  Federal funds sold.. ..................    -          (59)      -             (59)       (8)      (329)        2          (335)
  Total net change in income on interest-
                                           ------  --------  ------------ ------------ ------- ---------- --------- ------------
    earning assets.......................   (885)    20,343      (621)       18,837    (2,389)    50,732    (2,076)       46,267
                                           ------  --------  ------------ ------------ ------- ---------- --------- ------------

Interest-bearing liabilities:
  Deposits:
    NOW and money market deposits........    (25)       112        (4)           83       (58)       112        (3)           51
    Savings and escrow accounts..........    126       (233)       (5)         (112)        8       (552)      -            (544)
    Certificates of deposit..............     78       (128)       (1)          (51)      205       (108)       (1)           96
                                           ------  --------  ------------ ------------ ------- ---------- --------- ------------
      Total deposits.....................    179       (249)      (10)          (80)      155       (548)       (4)         (397)
Other Borrowings.........................    (98)     9,747      (509)        9,140       (63)    19,200      (494)       18,643
Total net change in expense on
                                           ------  --------  ------------ ------------ ------- ---------- --------- ------------
  interest-bearing liabilities...........     81      9,498      (519)        9,060        92     18,652      (498)       18,246
                                           ------  --------  ------------ ------------ ------- ---------- --------- ------------
Net change in net interest income........ $ (966)   $10,845    $ (102)      $ 9,777  $ (2,481)  $ 32,080  $ (1,578)     $ 28,021
                                           ======  ========  ============ ============ ======= ========== ========= ============

Part II             Other Information

            Item 1  Legal Proceedings
                    Not applicable

            Item 2  Changes in Securities and Use of Proceeds
                    Not applicable

            Item 3  Defaults Upon Senior Securities
                    Not applicable

            Item 4  Submission of Matters to a Vote of Security Holders

                        On July 10, 1998, the Company held a special meeting of
            stockholders to consider and approve the Option Plan and the RRP. The votes cast for the Option Plan and the RRP were as follows:

                         For        Against/Withheld   Abstain   Broker Non-Vote
            Option Plan  24,078,586   2,866,347        403,220     235,499

            RRP          23,189,550   4,004,665        389,437        0


            Item 5  Other Information

                    On October 14, 1998, the Company announced its plans to
            repurchase 2.3 million shares of Common Stock or approximately 5% of the Company's outstanding Common Stock.

                    Repurchases will be made by the Company in open market
            transactions from time to time over the next twelve months. The repurchased shares will be held as treasury stock and will be available for exercises of options under the Company's Option Plan and for general corporate purposes.

                    On October 30, 1998 the Company announced that its newly
            formed subsidiary, SIB Mortgage Corp, will acquire the residential mortgage production operations and certain assets of Ivy Mortgage Corp. of Branchburg, N.J. Ivy Mortgage maintains an extensive branch and correspondent network in 21 states primarily in the Eastern United States.


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

                                     STATEN ISLAND BANCORP, INC.



Date: November 13, 1998               By: /s/ Harry P. Doherty
                                          -------------------------------------
                                        Harry P. Doherty, Chairman of the Board
                                        and Chief Executive Officer



Date: November 13, 1998               By: /s/ Edward Klingele, Sr.
                                          -------------------------------------
                                          Edward Klingele, Sr. Vice President
                                          and Chief Financial Officer