Form 10-Q/A
period 1998-09-30
STATEN ISLAND BANCORP INC
filed 1998-11-17
CIK 1042801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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
                                      ===========================================================

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                          1998                1997
                                                                                          ----                ----
                                                                                               (000 omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                            $     32,488         $     16,998
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization                                                                1,411                1,267
Amortization of bond and mortgage premiums                                                     872                  187
Amortization of intangible assets                                                            1,557                1,557
Loss (Gain) on sale of available for sale securities                                          (747)                 412
Other noncash expense (income)                                                               3,593               (2,919)
Provision for possible loan losses                                                           1,502                5,502
Decrease in deferred loan fees                                                                (809)                 206
Decrease (increase) in accrued interest receivable                                          (2,954)              (1,230)
Decrease (increase) in other assets                                                          3,522               (2,024)
(Decrease) increase in accrued interest other liabilities                                  (62,117)                (143)
(Increase) decrease in deferred income taxes                                                 4,350               (4,856)
Recoveries                                                                                   1,100                  717
                                                                                     -----------------------------------
Net cash provided by operating activities                                             $    (16,232)        $     15,674
                                                                                     -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                                                 20,564
Maturities of available for sale securities                                                385,637              117,133
Sales of available for sale securities                                                      14,953               51,805
Purchases of available for sale securities                                                (927,809)            (431,885)
Principal collected on loans                                                               159,573              157,778
Sale of loans                                                                                5,090                2,967
Loans made to customers                                                                   (433,475)            (235,144)
Capital expenditures                                                                        (1,954)              (2,554)
                                                                                     -----------------------------------
Net cash used in investing activities                                                     (797,985)            (319,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                                            56,975               89,978
                                                                                     -----------------------------------
Borrowings                                                                                 703,505              245,787


PURCHASE OF SHARES FOR RRP                                                                 (29,161)
                                                                                     -----------------------------------
Net cash provided by financing activities                                                  731,319              335,765
                                                                                     -----------------------------------
Net (decrease) increase in cash and cash equivalents                                       (82,898)              32,123

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                                    148,935               52,622
                                                                                     -----------------------------------

CASH AND EQUIVALENTS, END OF YEAR                                                     $     66,037         $     84,745
                                                                                     ===================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for-
Interest                                                                              $     55,072         $     39,652
Income taxes                                                                          $     22,584         $     13,945

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

                                     STATEN ISLAND BANCORP, INC.



Date: November 17, 1998               By: /s/ Harry P. Doherty
                                          -------------------------------------
                                        Harry P. Doherty, Chairman of the Board
                                        and Chief Executive Officer



Date: November 17, 1998               By: /s/ Edward Klingele, Sr.
                                          -------------------------------------
                                          Edward Klingele, Sr. Vice President
                                          and Chief Financial Officer