Form 10-K
period 1998-12-31
STATEN ISLAND BANCORP INC
filed 1999-04-01
CIK 1042801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                          Commission File No.: 1-13503

                           Staten Island Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     13-3958850
---------------------------------                  ----------------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification Number)


         15 Beach Street
     Staten Island, New York                               10304
            ---------                                    ----------
            (Address)                                    (Zip Code)


       Registrant's telephone number, including area code: (718) 447-7900

   Securities registered pursuant to Section 12(g) of the Act: Not Applicable

           Securities registered pursuant to Section 12(b) of the Act

                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Based upon the $16.50 closing price of the Registrant's common stock as of March 24, 1998, the aggregate market value of the 37,570,845 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was $619.9 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 24, 1999:  42,538,705

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I

Item 1.  Business

Staten Island Bancorp, Inc.

         Staten Island Bancorp, Inc. (the "Company") is a Delaware corporation organized in July, 1997 by Staten Island Savings Bank (the "Bank" or "Staten Island Savings") for the purpose of becoming a unitary holding company of the Bank. The Bank's conversion to stock form and the concurrent offer and sale of the Company's common stock was consummated on December 22, 1997. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP"), and the portion of the net conversion proceeds retained by the Company for investments. The business and management of the Company consists primarily of the business and management of the Bank. The Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Company does not intend to employ any persons other than officers of the Bank, and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

         The Company's executive office is located at the executive office of the Bank at 15 Beach Street, Staten Island, New York 10304, and its telephone number is (718) 447-7900.

Staten Island Savings Bank

         The Bank was originally founded as a New York State-chartered savings bank in 1864. The Bank maintains a network of 16 full-service branch offices located in Staten Island and one branch office located in the Bay Ridge area of Brooklyn, New York as well as three limited service branch offices in Staten Island. The Bank also maintains a lending center and Trust Department office on Staten Island along with a commercial lending office in the Bay Ridge Brooklyn branch. The Bank is a traditional, full-service, community oriented savings bank headquartered in Staten Island, New York. Staten Island Savings is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured primarily by single-family (one to four units) residences located in Staten Island and, to a lesser extent, the metropolitan New York area.

         The Bank has long-standing ties to Staten Island with over 134 years of service to the communities and residents of Staten Island and, more recently, the Bay Ridge area of Brooklyn. As of June 30, 1998 (the latest available data), the Bank was the largest depository institution in terms of deposit market share in Staten Island with 30% of the total deposits and 23% of the total number of branch offices of depository institutions in Staten Island. Historically, the Bank also has been among the leaders in terms of the number and amount of residential mortgage loan originations in Staten Island. Staten Island Savings' operating strategy emphasizes customer service and convenience and, in large part, the Bank attributes its commitment to maintaining customer satisfaction for its market share position. The Bank attempts to differentiate itself from its competitors by providing the type of personalized customer service not generally available from larger banks while offering a greater variety of products and services than is typically available from smaller local depository institutions. The Bank has an experienced management team directing its operations. The Bank's Chairman and Chief Executive Officer and President and Chief Operating Officer have 32 years and 28 years, respectively, of service with the Bank while the other executive officers of the Bank have an average of 15 years of service with Staten Island Savings.

         In recent years, the Bank has facilitated its growth through acquisitions. In 1998, the Bank's wholly-owned subsidiary, SIB Mortgage Corporation (the "Mortgage Company") acquired the assets of Ivy Mortgage Corp. The Mortgage Company, located in Branchburg, New Jersey, will continue to do business as Ivy Mortgage Corp. in 22 states primarily on the east coast. The Mortgage Company originates loans and sells them to investors generating fee income for the Company. The Bank will also purchase specific adjustable rate loans and higher yielding loans from the Mortgage Company to fill in its portfolio with loan products the Bank requires. The Bank will also use certain of the Mortgage Company locations to offer its commercial loan products including loans to small businesses. This will alleviate some of the reliance of the Bank's business on the economy of Staten Island and to a larger extent New York City. In 1990, the Bank acquired several branch offices of a former savings and loan association from the Resolution Trust Corporation and in August 1995, the Bank acquired, Gateway State Bank, a local commercial bank headquartered on Staten Island.

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

Lending Activities

         General. At December 31, 1998, Staten Island Savings' total net loans amounted to $1.5 billion or 38.6% of the Company's total assets at such date. The Bank's primary emphasis has been, and continues to be, the origination of loans secured by first liens on single-family residences (which includes one to four family residences) located primarily in Staten Island and, to a lesser extent, Brooklyn and other areas in New York. At December 31, 1998, $1.2 billion or 81.5% of the Bank's net loan portfolio were secured by one to four family residences of which $797.7 million were located on Staten Island and an additional $316.8 million located in other areas of New York State.

         In addition to loans secured by single-family residential real estate, the Bank's mortgage loan portfolio includes loans secured by commercial real estate, which amounted to $137.7 million or 9.5% of the net loan portfolio at December 31, 1998, construction and land loans, which totaled $42.4 million or 2.9% at December 31, 1998, home equity loans, which totaled $6.1 million or .4% at December 31, 1998, and loans secured by multi-family (over four units) residential properties, which amounted to $33.3 million or 2.3% of the net loan portfolio at December 31, 1998. In addition to mortgage loans, the Bank originates various other loans including commercial business loans and consumer loans. At December 31, 1998, the Bank's total other loans amounted to $67.6 million or 4.6% of the net loan portfolio.

         The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Bank's loans at the dates indicated.

                                                                                   At December 31,
                                         1998                           1997                             1996
                                         ----                           ----                             ----
                                            Percent of                     Percent of                      Percent of
                                Amount          Total        Amount           Total           Amount           Total
                                ------          -----        ------           -----           ------           -----
                                                                                     (Dollars in Thousands)
                                                                                                                    <C
Mortgage loans:
One to four family            $ 1,187,212        81.48%    $  863,694       79.76%         $ 743,089          76.76%
residential................
  Multi-family residential.        33,328          2.29        28,218        2.61             26,444           2.73
  Commercial real estate...       137,720          9.45       120,084       11.09            115,593          11.94
  Construction and land....        42,420          2.91        40,479        3.74             28,779           2.97
  Home equity..............         6,121          0.42         6,538        0.60              7,464           0.76
                                ---------        ------     ---------       ------           -------         ------
    Total mortgage loans...     1,406,801         96.55     1,059,010        97.80           921,369          95.18
Other loans:
  Student loans............           940          0.06         4,033        0.37              4,522           0.47
  Automobile leases (1)....             -          0.00             -          -              28,249           2.92
  Passbook loans...........         5,989          0.41         6,929        0.00              5,933           0.61
  Commercial business loans        36,592          2.51        19,559        1.84             14,995           1.55
  Other....................        24,070          1.65        13,212        1.22              9,712           1.00
                                ---------        ------     ---------       ------           -------         ------
    Total other loans......        67,591          4.63        43,733         4.04            63,411           6.55
                                ---------        ------     ---------       ------           -------         ------
    Total loans receivable.     1,474,392        101.18     1,102,743       101.84           984,780         101.73
Less:
  Premium (discount) on             1,194          0.08         (729)       (0.07)           (3,475)         (0.36)
loans purchased..
  Allowance for loan losses      (16,617)        (1.14)      (15,709)       (1.45)           (9,977)         (1.03)

  Deferred loan fees.......       (1,910)        (0.12)       (3,387)       (0.32)           (3,313)       (0.34)
                                ---------        ------     ---------       ------           -------         ------

Loans receivable, net......   $ 1,457,059       100.00%    $1,082,918       100.00%       $ 968,015         100.00%
                              ===========       ======     ==========       ======        =========

                                                 1995
                                                 ----
                                             Percent of              Percent
                                  Amount        Total      Amount       of
                                  ------        -----      ------       --
                                          (Dollars in Thousands)
Mortgage loans:
One to four family           $ 611,964         76.39%  $ 506,397    83.16%
residential................
  Multi-family residential.     25,977          3.24      24,347    4.00
  Commercial real estate...     99,000         12.36      30,037    4.93
  Construction and land....     18,123          2.26       3,003    0.49
  Home equity..............      8,193          1.02       9,858    1.59
                               -------        ------     -------  ------
    Total mortgage loans...    763,257         95.27     573,442   94.17
Other loans:
  Student loans............      6,072          0.76      23,398    3.84
  Automobile leases (1)....     18,705          2.33       8,344    1.37
  Passbook loans...........      5,683          0.71       4,673    0.77
  Commercial business loans     15,257          1.90         200    0.03
  Other....................      9,079          1.13       5,972    0.98
                               -------        ------     -------  ------
    Total other loans......     54,796          6.84      42,587    6.99
                               -------        ------     -------  ------
    Total loans receivable.    818,053        102.11     616,029  101.16
Less:
  Premium (discount) on                       (0.36)               (0.19)
loans purchased..              (2,911)                   (1,134)
  Allowance for loan losses   (10,704)        (1.34)               (0.51)
                                                         (3,124)
  Deferred loan fees.......    (3,301)        (0.41)     (2,817)
                               -------        ------     -------  ------
                                                                   (0.46)
Loans receivable, net...... $ 801,137         100.00% $ 608,954  100.00%
                            =========         ======  =========  ======

(1) Consists of loans secured by assignments of automobile lease payments.

                                                            Year Ended December 31,
                                                      1998              1997              1996
                                                   ----------      ----------          --------
                                                               (Dollars In Thousands)
Total loans held at beginning
  of period................................       $ 1,102,743       $ 984,780          $818,053
Originations of loans:
  Mortgage loans:
    One to four family residential.........           508,124         194,937           181,200
    Multi-family residential...............             9,988           4,603             2,087
    Commercial real estate.................            41,294          22,171            35,677
    Construction and land..................            38,514          27,936            32,080
    Home equity............................             2,686           2,744             1,224
  Other loans:
    Student loans..........................             2,205           3,202             3,469
    Passbook loans.........................             5,666           8,614             5,995
    Commercial business loans..............            23,180           9,415             7,806
    Other consumer loans (1)...............            12,197           7,666             3,131
                                                  -----------       ---------          --------
      Total  originations..................           643,854         289,512           287,950
Purchases of loans:
  Mortgage loans:
    One to four family residential (2).....            59,412              --                --
    Multi-family residential...............                --              --                --
    Commercial real estate.................                --              --                --
    Construction and land..................                --              --                --
    Home equity............................                --              --                --
  Other loans:                                                             --
    Student loans..........................                --              --                --
    Passbook loans.........................                --              --                --
    Commercial business loans..............                --              --                --
    Other consumer loans...................             6,855              --                --
                                                  -----------       ---------          --------
      Total purchases .....................            66,267              --                --
                                                  -----------       ---------          --------
        Total originations and purchases...           710,121         289,512           287,950
                                                  -----------       ---------          --------

                                                            Year Ended December 31,
                                                      1998              1997              1996
                                                   ----------      ----------          --------
                                                               (Dollars In Thousands)
Loans sold:
  Mortgage loans:
    One to four family residential(3)......            57,577           1,104                --
    Multi-family residential...............                --              --                --
    Commercial real estate.................                --              --                --
    Construction and land..................                --              --                --
    Home equity............................                --              --                --
  Other loans:
    Student loans..........................                --           3,185             3,340
     Passbook loans........................                                --                --
    Commercial business loans..............                --              --                --
    Other consumer loans...................                --              --                --
                                                  -----------       ---------          --------
      Total sold...........................            57,577           4,289             3,340
Transfers to real estate owned..........                1,166           1,149             1,629
Charge-offs................................             2,119           1,022             2,373
Repayments.................................           201,091         165,089           113,881
                                                  -----------       ---------          --------
Net activity in loans......................           448,091         117,963           166,727
                                                  -----------       ---------          --------
Gross loans held at end of period..........        $1,550,834      $1,102,743          $984,780
                                                   ==========      ==========          ========


(1) Includes amounts drawn on overdraft loans.

(2) Represents loans purchased in the Ivy Mortgage Corp. acquisition.

(3) Loan sales by Ivy Mortgage Corp.

         The lending activities of Staten Island Savings are subject to written underwriting standards and loan origination procedures established by management and approved by the Bank's Board of Directors. Applications for mortgage and other loans are taken at all of the Bank's branch offices. In addition, the Bank's business development officers, loan officers and branch managers call on individuals in the Bank's market area in order to solicit new loan originations as well as other banking relationships. The Bank also relies on independent mortgage brokers, a group of whom are authorized to accept and process mortgage loan applications on the Bank's behalf, and a non-employee commercial loan solicitor in order to obtain new loan applications. All loan applications are forwarded to the Bank's loan origination center for underwriting and approval. The Bank's employees at the loan origination center supervise the process of obtaining credit reports, appraisals and other documentation involved with a loan. The Bank requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals are performed by an independent appraiser from a list approved by the Bank's Board of Directors. Staten Island Savings requires that title insurance and hazard insurance be maintained on all collateral properties (except for home equity loans and home secured loans) and that flood insurance be maintained if the property is within a designated flood plain.

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

         A federal savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. However, the Bank generally maintains a more restrictive limit of loans to any one borrower and related entities of 5% of the Bank's unimpaired capital and surplus, or $21.1 million at December 31, 1998.

         One to  Four  Family  Residential.  Substantially  all  of  the  Bank's
single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Staten Island and, to a lesser extent, Brooklyn and other areas of New York. Historically, the Bank has retained substantially all mortgage loans which it has originated and has not engaged in sales of residential mortgage loans. As of December 31, 1998, $1.2 billion, or 81.5%, of the Bank's net loans consisted of single-family residential mortgage loans. The Bank originated $508.1 million of one to four family residential mortgage loans during the year ended December 31, 1998 and $194.9 million and $181.2 million in 1997 and 1996, respectively. The Bank anticipates that a significant portion of its future new loan originations will continue to be single-family residential mortgage loans.

         The Bank's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 10 to 30 years and are fully amortizing with monthly or bi-weekly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), and other investors in the secondary market for mortgages. At December 31, 1998, $855.5 million, or 72.1%, of the Bank's single-family residential mortgage loans were fixed-rate loans. Substantially all of the Bank's single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

         The adjustable-rate single-family residential mortgage ("ARM") loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index such as one-, three- or five-year U.S. Treasury obligations adjusted to a constant maturity ("CMT"), plus a stipulated margin. In addition, the Bank offers an ARM with a fixed-rate for the first ten years which adjusts on an annual basis thereafter. At December 31, 1998, the Bank's five-year and ten-year ARM loans amounted to $202.4 million and $93.0 million, respectively. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% thru 5% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 5% or 6% above the initial rate. From time to time, based on prevailing market conditions, the Bank may offer ARM loans with initial rates which are below the fully indexed rate. Such loans generally are underwritten based on the fully indexed rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 1998, $331.7 million or 27.9% of the Bank's single-family residential mortgage loans were adjustable-rate loans.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates increase, the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally, are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

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

         The Bank's single-family residential mortgage loans generally do not exceed $700,000. In addition, the maximum loan-to-value ("LTV") ratio for the Bank's single-family residential mortgage loans generally is 95% of the appraised value of the security property, provided, however, that private mortgage insurance is obtained on the portion of the principal amount that exceeds 80% of the appraised value.

         At December 31, 1998, the Bank's home equity loans amounted to $6.1 million or 0.4% of the Bank's net loans. The Bank offers floating rate home equity lines of credit. Home equity loans, like single-family residential mortgage loans, are secured by the underlying equity in the borrower's residence. However, the Bank generally obtains a second mortgage position to secure its home equity loans. The Bank's home equity loans generally require LTV ratios of 80% or less after taking into consideration any first mortgage loan.

         Commercial Real Estate Loans and Multi-Family Residential Loans. At December 31, 1998, the Bank's commercial real estate loans and multi-family residential mortgage loans amounted to $137.7 million and $33.3 million, respectively, or 9.5% and 2.3%, respectively, of the Bank's net loan portfolio.

         The Bank's commercial real estate loans generally are secured by small office buildings, retail and industrial use buildings, strip shopping centers and other commercial uses located in the Bank's market area. The Bank's commercial real estate loans seldom exceed $1.0 million and, as of December 31, 1998, the average size of the Bank's commercial real estate loans was $325,000. The Bank originated $41.3 million of commercial real estate loans during the year ended December 31, 1998 compared to $22.2 million and $35.7 million, respectively, of commercial real estate loan originations in 1997 and 1996.

         The Bank's multi-family residential real estate loans are concentrated in Brooklyn and, to a lesser extent, Staten Island. The Bank originated $10.0 million of multi-family residential real estate loans during the year ended December 31, 1998 compared to $4.6 million and $2.1 million, respectively, of originations in 1997 and 1996. The Bank generally has not been a substantial originator of multi-family residential real estate loans due to, among other factors, the relatively limited amount of apartment and other multi-family properties in Staten Island.

         The Bank's commercial real estate and multi-family residential loans generally are three or five-year adjustable-rate loans indexed to three-or five-year U.S. Treasury obligations adjusted to a CMT, plus a margin. Generally, fees of between 50 basis points and 1.50% of the principal loan balance are charged to the borrower upon closing. The Bank generally charges prepayment penalties on commercial real estate and multi-family residential mortgage loans. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 25 years with amortization of principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals as additional security for any commercial real estate and multi-family residential loans.

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

         As of December 31, 1998, $6.5 million or 4.7% of the Bank's commercial real estate loans and $131,000 or 0.4% of its multi-family residential real estate loans were considered non-performing loans.

         Construction and Land Loans. The Bank originates primarily residential construction loans to local (primarily Staten Island) real estate builders, generally with whom it has an established relationship. To a significantly lesser extent, the Bank originates such loans to individuals who have a contract with a builder for the construction of their residence. The Bank's construction loans are secured by property located primarily in the Bank's market area. At December 31, 1998, construction and land loans amounted to $42.4 million or 2.9% of the Bank's net loan portfolio of which $32.0 million consisted of construction loans and $10.4 million consisted of land loans. In addition, at such date, the Bank had $14.1 million of undisbursed funds for construction loans in process. The Bank originated $38.5 million of construction and land loans during the year ended December 31, 1998, compared to $27.9 million and $32.1 million of construction loans in 1997 and 1996, respectively.

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

         Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by independent appraiser approved by the Board of Directors. The Bank's staff also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections of the project based on a percentage of completion. The Bank requires monthly interest payments during the construction term.

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

         The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction and land lending generally and by limiting its construction and land lending to primarily residential properties. In addition, the Bank has adopted strict underwriting guidelines and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business to its existing market and by working with builders with whom it has established relationships. It is also the Bank's policy to obtain personal guarantees from the principals of its corporate borrowers on its construction and land loans.

         Other Loans. The Bank offers a variety of other or non-mortgage loans. Such other loans, which include commercial business loans, passbook loans, student loans, overdraft loans, manufactured home loans and a variety of other personal loans, amounted to $67.6 million or 4.6% of the Bank's loan portfolio at December 31, 1998.

         At December 31, 1998, the Bank's commercial business loans amounted to $36.6 million or 2.5% of the Bank's net loan portfolio. The Bank's commercial business loans have a term of up to five years and may have either fixed-rates of interest or, to a lesser extent, floating rates tied to the prime rate. The Bank's commercial business loans are made to small- to medium-sized businesses within the Bank's market area. A substantial portion of the Bank's small business loans are unsecured with the remainder generally secured by perfected security interests in accounts receivable and inventory or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. In addition, the Bank may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor's home or the business property. In such cases, the loan, while underwritten to commercial business loan standards, is reported as a single-family or commercial real estate mortgage loan, as the case may be. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

         The Bank's commercial business loans include discounted loans, which amounted to $8.2 million or 0.6% of the Bank's loans at December 31, 1998. The Bank's discounted loans, which are made primarily to local businesses, are designed to provide an interim source of financing and require no payment of principal or interest until the due date of the loan, which may be up to one year but generally is 60 or 90 days from the date of origination. While the borrower is contractually obligated to repay the entire face amount of the loan at maturity, the Bank advances only a portion of the face amount with the difference constituting the interest component. In addition to personal guarantees, discounted loans may also be secured by perfected security interests in receivables. However, due to the lack of an amortization schedule and, in certain cases, the absence of perfected security interests, discounted loans generally may be deemed to involve a greater risk of loss than single-family residential mortgage loans.

         At December 31, 1998, included in total other loans as other loans was $6.8 million of loans secured by manufactured housing. This represents 0.46% of the Bank's net loan portfolio. The Bank currently purchases these loans, after a review of the loan documentation and underwriting which is prepared by the company originating the loan. The majority of the loans are secured by manufactured housing and are located in the Northeastern section of the country. The Bank services the loan and is assisted by the originating company in the collection process.

         At December 31, 1998, the Bank had $1.0 million of student loans in its portfolio. The Bank has been and continues to be an active originator of student loans. Substantially, all of these loans are originated under the auspices of the New York State Higher Education Services Corporation ("NYSHESC"). Under the terms of these loans, no repayment is due until the student's graduation, with 98% of the principal guaranteed by the NYSHESC. The terms and rates of these loans are established by the NYSHESC. Presently, the Bank's general practice is to sell its student loans into the secondary market as the loans are originated.

         The balance of the Bank's other loans consist of loans secured by passbook accounts, loans on overdraft accounts, home improvement loans and various other personal loans.

         Loans Held For Sale. At December 31, 1998 the Bank had $77.9 million of loans held for sale. Such loans are originated by the Mortgage Company through its network of retail loan origination offices. The loans are underwritten by the Mortgage Company to meet the standards of its investors.

         The Bank has provided the Mortgage Company with a warehouse line of credit to fund the loans. The majority of the loans are secured by one to four family residences. The Mortgage Company also has a line of credit with the Bank for its operating cash needs. Both borrowing arrangements have similar terms to other commercial borrowers with similar loan products. Revenues and expenses generated are eliminated on the consolidated financial statements.

         A majority of the loans are sold within a 45 day period to approved buyers. Revenues and costs in originating and selling the loan are deferred until the loan is sold and the transaction is completed. Revenues generated from the sale are recorded as other income in the Company's consolidated financial statements.

         Loan Origination and Loan Fees. In addition to interest earned on loans, the Bank receives loan origination fees or "points" for many of the loans it originates. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

         In accordance with SFAS No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Bank's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life, adjusted for prepayments, of the related loans as an adjustment to the yield of such loans. At December 31, 1998, the Bank had $1.9 million of such deferred loan fees and costs, net.

Asset Quality

         General. As a part of the Bank's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under this classification system. Loans are periodically reviewed and the classifications are reviewed by the Board of Directors on at least a quarterly basis. In addition, the Bank has retained an independent third party consultant to review the Bank's classifications, among other things, on a periodic basis. The Bank has also added staff and enhanced the procedures of the loan administration area in the collection and loan review area.

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

         Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be doubtful and the value of the collateral is not sufficient to satisfy all interest, principal and potential costs due on the loan. Management reviews individual loans to determine their accrual status when they approach 90 days past due. The Bank does not accrue interest on unsecured loans that are 90 days or more past due. When a loan is placed on nonaccrual status previously accrued unpaid interest is deducted from interest income.

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

         Delinquent Loans. The following table sets forth information concerning delinquent mortgage loans at December 31, 1998, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                                  December 31, 1998
                                                                                  -----------------
                                                            30-59 Days               60-89 Days               90 Days or More
                                                   -------------------------   ------------------------    ---------------------
                                                                 Percent of               Percent of                 Percent of
                                                   Amount      Loan Category   Amount     Loan Category    Amount  Loan Category
                                                   ------      -------------   ------     -------------    ------  -------------
                                                                                (Dollars in Thousands)
Mortgage loans:
  Residential:
    Single-family ..............................  $   950          0.08%      $ 7,814         0.62%       $ 2,350        0.20%
    Multi-family ...............................      145          0.44           168         0.50           --          0.00%
  Commercial real estate .......................      334          0.24           727         0.53          1,495        1.09%
  Construction and land ........................       79          0.19         1,168         2.75          3,028        7.14%
  Home equity ..................................       12          2.58           210         3.43           --          0.00%
                                                  -------          ----       -------         ----        -------        ----
    Total ......................................  $ 1,520          0.54%      $10,087         3.43%       $ 6,873        0.49%

Other loans:
  Commercial business loans ....................    2,569          7.02%         1,02         4.10%            50        0.14%
  Other loans ..................................      860          2.77%          665          .15%           499        1.61%
                                                  -------          ----       -------         ----        -------        ----
                  Total other loans ............    3,429          5.07%        2,167         3.21%           549        0.81%
                                                  -------          ----       -------         ----        -------        ----
                      Total loans ..............  $ 4,949          0.34%      $12,254         0.83%       $ 7,422        0.50%
                                                  =======          ====       =======         ====        =======        ====

         Non-Performing Assets. The following table sets forth information with respect to non-performing assets identified by the Bank, including nonaccrual loans and other real estate owned, and non-performing investments in real estate at the dates indicated.

                                                                           At December 31,
                                                                           ---------------
                                               1998            1997            1996            1995            1994
                                               ----            ----            ----            ----            ----
                                                                                     (Dollars in Thousands)
Nonaccrual loans:
    Mortgage loans:
        Single-family residential...         $7,067           $9,395            $10,417    $11,159(1)        $6,692
        Multi-family residential....            131              319                322         98               86
        Commercial real estate......          6,534            8,436             11,102     11,653              560
        Construction and land.......          1,761            1,131                 --        379              240
        Home equity.................            212              545                644        124              --
    Other loans:
        Automobile leases...........             --               --                 15         18              --
        Commercial business loans...            346              835                 81         49              --
        Discounted loans............                                                 25        126              --
        Other loans.................            181              570                144        307               61
                                           --------         --------           --------    --------        --------
            Total nonaccruing loans.         16,232           21,231             22,750      23,913           7,639
                                           --------         --------           --------    --------        --------
        Total non-performing loans...        16,232           21,316             22,751      24,215           8,054
                                           --------         --------           --------    --------        --------
    Other real estate owned, net.....           849             618               1,103         627             373
                                           --------         --------           --------    --------        --------
        Total non-performing assets..      $ 17,081         $ 21,934           $ 23,854    $ 24,842        $  8,427
                                           ========         ========           ========    ========        ========

Non-performing assets to total
  loans.............................           1.10%           1.98%             2.42%        3.04%            1.37%
Non-performing assets to total
  assets............................           0.45%           0.82%             1.34%        1.44%            0.61%
Non-performing loans to total
  loans.............................           1.05%           1.93%             2.31%        2.96%            1.31%
Non-performing loans to total
  assets............................           0.43%           0.80%             1.28%        1.40%            0.59%


(1) The acquisition of Gateway occurred in August 1995.

         Non-performing assets at December 31, 1998 totaled $17.1 million down from $21.9 million at December 31, 1997 and $23.9 million at December 31, 1996. The primary reason for the increase in non-performing assets in 1995 compared to earlier periods was the acquisition of a local commercial bank. While the Bank has continued to originate commercial real estate loans, construction and land loans, and commercial business loans, and intends to increase the level of originations of such loans, management has implemented loan underwriting policies and procedures which it believes are more conservative than those previously used by this commercial bank. Management has also enhanced the collection and workout procedures and loan administration staff with regard to non-performing assets which is reflected in the decrease achieved in 1998.

         The interest income that would have been recorded during the year ended December 31, 1998 if all of the Bank's non-performing loans at the end of such period had been current in accordance with their terms during such period was $794,000. The actual amount of interest recorded as income (on a cash basis) on such loans during 1998 amounted to $713,000.

         Classified and Criticized Assets. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high probability of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At December 31, 1998, the Bank had an aggregate of $25.8 million of classified assets of which $14.9 million were classified substandard and $10.9 million of assets which were deemed special mention.

         Allowance for Loan Losses. The allowance for loan losses is maintained through provisions for loan losses which are determined by management. The provision for loan losses are determined by management's ongoing evaluation of the risks inherent in the portfolio. Such evaluation includes the national and regional economics, the real estate market in the Bank's primary lending area, chargeoff and recovery trends in the portfolio, and the composition of the portfolio. At December 31, 1998, the Bank's allowance for loan losses amounted to $16.6 million or 102.4% and 1.1% of the Bank's non-performing loans and total loans receivable, respectively. The Bank's provision for loan losses amounted to $1.6 million for 1998 and $6.0 million during 1997 which included a non-recurring amount of $4.0 million.

         Effective December 21, 1993, and reinforced with a joint press release November 24, 1998 the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued a Policy Statement regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming 12 months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling." The Bank's policy for establishing loan losses is not inconsistent with the Policy Statement.

         The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                              Year Ended December 31,
                                  1998       1997       1996        1995      1994
                                 -------    -------    -------    -------    -------
                                              (Dollars in Thousands)
Allowance at beginning of
  period .....................   $15,709    $ 9,977    $10,704    $ 3,124    $ 3,180
Provisions ...................     1,594      6,003      1,000      8,026         76
Increase as a result of ......        96       --         --         --         --
acquisition
  Charge-offs:
    Mortgage loans:
      Single-family
        residential ..........       358        501      1,590        606        107
      Multi-family
        residential ..........        31        100       --         --           36
      Commercial real estate .       344        210        376       --         --
    Other loans ..............     1,386        507        729        176        275
                                 -------    -------    -------    -------    -------
      Total charge-offs ......     2,119      1,318      2,695        782        418
  Recoveries:
   Mortgage loans:
     Single-family
       residential ...........       267        533        408        198        166
     Multi-family residential       --         --         --         --           10
     Commercial real estate ..       210        251        413         19       --
     Construction and land ...         3         10       --         --         --
    Other loans ..............       857        253        147        119        110
                                 -------    -------    -------    -------    -------
      Total recoveries .......     1,337      1,047        968        336        286
                                 -------    -------    -------    -------    -------
Allowance at end of period ...   $16,617    $15,709    $ 9,977    $10,704    $ 3,124
                                 =======    =======    =======    =======    =======

Allowance for loan losses to
  total nonperforming loans at
  end of period ..............    102.37%     73.69%     43.85%     44.20%     38.79%
                                 =======    =======    =======    =======    =======

Allowance for loan losses to
total loans at end of period .      1.07%      1.42%      1.02%      1.32%      0.51%
                                 =======    =======    =======    =======    =======

         The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                             At December 31,
                                 1998                      1997                   1996                    1995
                         ---------------------   ------------------------  ---------------------   --------------------
                                   Percent of                 Percent of              Percent of             Percent of
                                    Loan in                    Loan in                  Loan in                Loan in
                                   Category to               Category to             Category to             Category to
                         Amount    Total Loans   Amount      Total Loans   Amount    Total Loans   Amount    Total Loans
                         ------    -----------   ------      -----------   ------    -----------   ------    -----------
                                                                         (Dollars in Thousands)
Residential ........   $  5,562         84.89%    $ 5,853       82.37%    $ 3,192       77.20%     $ 2,002       77.50%
Other...............      7,721         11.74       6,696       15.43       5,842       17.98        7,735       17.77
Other loans.........      3,334          4.40       3,160        4.04         943        6.55          967        6.84
                        -------       ------     -------       ------      ------      ------      -------      ------
 Total..............    $16,617       101.02%    $15,709       101.84%     $9,977      101.73%     $10,704      102.11%
                        =======       ======     =======       ======      ======      ======      =======      ======

                            At December 31,
                                 1994
                        -----------------------
                                    Percent of
                                      Loan in
                                    Category to
                        Amount      Total Loans
                        ------      -----------
                        (Dollars in Thousands)
Residential ........    $2,100          85.78%
Other...............       --            8.39
Other loans.........     1,024           6.99
                        ------         ------
 Total..............    $3,124         101.16%
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

Securities Activities

         General. As of December 31, 1998, the Company had securities totaling $2.0 billion or 53.7% of the Company's total assets at such date. The unrealized appreciation on the Company's securities available for sale amounted to $15.5 million, net of income taxes. The securities investment policy of the Bank and Company, which has been established by the Board of Directors, is designed, among other things, to assist the Bank in its asset/liability management policies. The investment policy emphasizes principal preservation, favorable returns on investments, maintaining liquidity within designated guidelines, minimizing credit risk and maintaining flexibility. Interest and dividend income from the Company's securities portfolio is the largest source of income to the Company. The current securities investment policies permit investments in various types of assets including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of mortgage-backed and mortgage-related securities, commercial paper, certificates of deposit, equities and federal funds sold to financial institutions approved by the Board of Directors.

         The Bank converted to a federally chartered mutual savings bank in August 1997. Prior to that date, the Bank operated as a New York State-chartered mutual savings bank. While operating under its New York Charter, the Bank was permitted to make certain investments in equity securities and stock mutual funds. Pursuant to the current law for federally chartered thrifts, the Bank was required to divest or transfer such securities. The Bank transferred these securities with a market value of $60.8 million to the Company during the month of February 1998. The Company's securities portfolio as of December 31, 1998 was $171.6 million, consisting of equity investments and certain corporate bonds which are not legal investments for a federally chartered thrift.

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

         At December 31, 1998, all of the Company's securities were classified as available for sale. Such classification as available for sale provides the Company with the flexibility to sell securities if deemed appropriate in response to, among other factors, changes in interest rates. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable income taxes. Securities classified as trading account are carried at market value with any increase or decrease in unrealized appreciation or depreciation included in the Company's income statement. As of December 31, 1998, the Company had no securities that were held in a trading account. In the year ended December 31, 1998 the Company recognized a net gain on security transactions of $524,000 compared to net losses on security transactions of $85,000 and $2.7 million for the years ended December 31, 1997 and 1996, respectively.

         The Bank's investment policy provides management with the authority to sell securities provided, among other things, any losses on such sales do not exceed $500,000, in which event prior approval of the Board of Directors is required. Generally, management will enter into such securities sales only if it believes that it can replace the securities sold with newly purchased securities that, due to their higher yield, will offset the losses within a twelve month period. During the fourth quarter of 1996, management and the Board of Directors reviewed the Bank's entire securities portfolio and authorized extensive sales as part of its securities restructuring efforts. The Bank substantially replaced the securities sold with securities having a significantly higher (over 75 basis points) projected yield without, in management's view, sacrificing credit quality or liquidity. The Bank does not anticipate that it will, as a matter of course, continue to authorize similar amounts of losses in its securities activities.

      The following table sets forth the activity in the Bank's aggregate securities portfolio during the periods indicated.

                                                   Year Ended December 31,
                                             1998           1997           1996
                                         -----------    -----------    -----------
                                                   (Dollars In Thousands)

Securities at beginning of period ....   $ 1,350,466    $   703,134    $   788,622
Purchases:
  U.S. government and agencies .......        19,819         25,073         29,670
  State and municipals ...............          --             --             --
  Agency mortgage-backed securities ..       351,465        519,430        212,634
  Agency CMOs ........................       199,852        166,015         35,079
  Private CMOs .......................       374,353        165,137         53,258
  Other debt securities ..............       239,128            167           --
  Marketable equity securities .......       119,768         34,483         15,059
                                         -----------    -----------    -----------
    Total purchases ..................     1,304,385        910,305        345,700
Sales:
  U.S. government and agencies .......          --           30,000         71,051
  State and municipals ...............          --             --               70
  Agency mortgage-backed securities ..         2,772         18,183        113,617
  Agency CMOs ........................          --             --           16,332
  Private CMOs .......................          --           24,952           --
  Other debt securities ..............        88,168           --           36,042
  Marketable equity securities .......        18,284         24,822          3,305
                                         -----------    -----------    -----------
    Total sales ......................       109,224         97,957        240,417
Repayments and prepayments:
  U.S. government and agencies .......        49,943         22,025         46,800
  State and municipals ...............          --            3,045           --
  Agency mortgage-backed securities ..       263,362        104,187        102,748
  Agency CMOs ........................       134,220         33,366          4,399
  Private CMOs .......................        72,082         16,866          3,466
  Other debt securities ..............          --            1,000         31,767
  Marketable equity securities .......            60           --             --
                                         -----------    -----------    -----------
  Total repayments and prepayments ...       519,667        180,489        189,180
Accretion of discount and amortization
  of premium .........................        (2,392)          (520)          (692)
Unrealized gains or (losses) on
  available-for-sale securities ......         5,473         16,435           (899)
Realized gains and losses on trading
  assets .............................          --             (442)          --
                                         -----------    -----------    -----------
Securities at end of period ..........   $ 2,029,041    $ 1,350,466    $   703,134
                                         ===========    ===========    ===========

         Mortgage-Backed and Mortgage-Related Securities. At December 31, 1998, the Company's securities included $913.0 million, or 24.2% of total assets, of mortgage participation certificates (which are also known as mortgage-backed securities).

         Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests, in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA").

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

         The Bank's securities also include $711.0 million, or 18.8% of total assets, in collateralized mortgage obligations ("CMOs"), which are also known as mortgage-related securities. CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FHLMC, the FNMA or the GNMA. As of December 31, 1998, $234.6 million of the Bank's CMOs were insured or guaranteed by the FHLMC, FNMA or GNMA and the remaining $476.3 million of the Bank's CMOs were rated "AAA" by national rating agencies. While non-agency private issue CMOs are somewhat less liquid than CMOs insured or guaranteed by the GNMA, FNMA or FHLMC, they generally have a higher yield than agency insured or guaranteed CMOs. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The regular interests of some CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other CMOs are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These CMOs may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk. As of December 31, 1998, the Bank's CMOs did not include any residual interests, or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residual interests of CMOs or interest-only and principal-only securities.

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

         The Bank generally does not invest in mortgage-backed and mortgage-related securities with estimated average lives exceeding 10 years. At December 31, 1998, the estimated weighted average life of the Bank's mortgage-backed and mortgage-related securities was approximately 4.3 years. The actual maturity of a mortgage-backed or mortgage-related security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or accretion of discount related to the mortgage-backed security. In accordance with GAAP, premiums are amortized and discounts are accreted over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or mortgage-related security, and these assumptions are reviewed periodically to reflect actual prepayments.

Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates, generally, is the most significant determinant of the rate of prepayments.

         During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed and mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. At December 31, 1998, of the $1.6 billion of mortgage-backed and mortgage-related securities, an aggregate of $1.1 billion were secured by fixed-rate securities and an aggregate of $493.9 million were secured by adjustable-rate securities.

U.S. Government and Agency Obligations

         At December 31, 1998, the Company's U.S. Government securities portfolio totaled $30.2 million with a weighted average maturity of 1.1 years. The U.S. Government agency securities portfolio consisting of callable securities totaled $46.1 million with a weighted average maturity of 7.7 years and a weighted average life of 6 months to the call date.

Other Securities

         At December 31, 1998, the Company's other securities consisted primarily of $134.6 million in corporate bonds, $12.4 million in asset backed bonds, and $0.2 million in foreign bonds. The corporate bonds consist of longer term financial institution bonds of which $58.5 million have adjustable rates using the 3 month LIBOR as the index and $76.0 million have fixed rates for longer terms. The weighted average maturity of the corporate bond portfolio is
20.4 years.

Equity Securities

         At December 31, 1998, the Company's investment in equity securities was $181.5 million, consisting of $80.1 million of preferred stock, $31.6 million of common stock, $29.7 million of FHLB stock and $40.0 million of mutual funds. All equity investments are classified as available for sale.

         The following table sets forth certain information regarding the maturities of the Bank's U.S. Government Agency obligations and other securities (all of which were classified as available for sale) at December 31, 1998.

                                                                           Contractually Maturing
                                       Weighted                    Weighted                  Weighted                  Weighted
                          Under 1      Average      1-5            Average      6-10         Average      Over 10      Average
                          Year         Yield        Years          Yield        Years        Yield        Years        Yield
                          ----         -----        -----          -----        -----        -----        -----        -----
                                                                           (Dollars in Thousands)
U.S.Government and        $17,250      6.54%         $27,804        7.42%        $30,000      6.70%        $    --       --%
 federal agency
 obligations
Other                         --         --           30,100        6.78%         12,000     5.72%          110,837    7.77%
                          ------                     -------                      ------                  ---------
                          $17,250                    $57,904                     $42,000                   $110,837
                          =======                    =======                     =======                   ========

Sources of Funds.

         General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank also utilizes borrowed funds on a short term basis to compensate for reductions in the availability of funds from other sources and on a longer term basis for general business.

         Deposits. The Bank's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, noninterest bearing checking accounts, commercial checking accounts, regular savings accounts and term certificate accounts. The Bank also offers jumbo certificate of deposit accounts and Individual Retirement Accounts ("IRA") and other qualified plan accounts. Deposit account terms vary with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         At December 31, 1998, the Bank's deposits totaled $1.7 billion, of which 82.3% were interest bearing deposits. Noninterest bearing demand deposits, commercial and retail were $305.4 million or 17.7% of deposits. Core deposits (savings accounts, money market accounts and NOW accounts) were $886.5 million or 51.3% and certificates of deposit were $537.2 million or 31.0% at December 31, 1998. Although the Bank has a significant portion of its deposits in core deposits, management monitors the activity in these accounts and, based on historical experience, believes it will continue to retain a large portion of these deposits.

         Total deposits held by banks in the Bank's market area have decreased over the past few years. The Bank utilizes traditional marketing methods to attract new customers and savings deposits. In addition, the Bank's business development officers have actively solicited through individual meetings and other contacts, deposit accounts, particularly commercial accounts. The Bank's lending officers and branch managers have increased their efforts to solicit new deposits from the Bank's loan customers and other residents and businesses in their market area. The Bank does not participate in the brokered deposit market. The Bank is the largest depository institution, by deposit market share, in Staten Island.

         For the year ended December 31, 1998 deposits before interest credited increased $54.8 million compared with a decrease of $9.4 million in 1997. Inclusive of interest credited, deposits increased $105.4 million in 1998 and $45.9 million in 1997.

         The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                                Year Ended December 31,
                                                      1998                1997                 1996
                                                  ----------           ----------           ----------
                                                                 (Dollars In Thousands)
Beginning balance...................              $1,623,652           $1,577,748           $1,535,617
Net increase (decrease) before
  interest credited.................                  54,763              (9,386)              (8,397)
Interest credited...................                  50,645               55,290               50,528
                                                  ----------           ----------           ----------
Net increase in deposits............                 105,408               45,904               42,131

Ending balance......................              $1,729,060           $1,623,652           $1,577,748
                                                  ==========           ==========           ==========

         The following table sets forth by various interest rate categories the certificates of deposit with the Bank at the dates indicated.

                                                     At December 31,
                                        1998             1997             1996
                                      --------         --------         --------
                                                (Dollars in Thousands)
0.00% to 2.99% ..............         $  4,343         $   --           $   --
3.00% to 3.99% ..............            3,516            9,704           12,314
4.00% to 4.99% ..............          253,301          128,150          223,234
5.00% to 6.99% ..............          273,931          380,820          262,924
7.00% to 8.99% ..............            2,063            2,019            2,098
                                      --------         --------         --------
    Total ...................         $537,154         $520,693         $500,570
                                      ========         ========         ========

Weighted Average Rate

         The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit at December 31, 1998.

                                                     Over Six         Over One           Over Two
                                                      Months            Year               Years
                                  Six Months        Through One      Through Two       Through Three   Over Three
                                    and Less           Year            Years               Years         Years
                                    --------           ----            -----               -----         -----
                                                               (Dollars in Thousands)
0.00% to 2.99%.............        $    4,343         $    --        $    --          $    --         $    --
3.00% to 3.99%.............             3,037             479             --               --              --
4.00% to 4.99%.............           156,209          46,070         48,073            1,580           1,369
5.00% to 6.99%.............           133,516          63,769         48,732           11,192          16,722
7.00% to 8.99%.............                --              --          2,063               --              --
                                  -----------        --------       --------          -------         -------
    Total..................       $   297,105        $110,318       $ 98,868          $12,772         $18,091
                                  ===========        ========       ========          =======         =======

         As of December 31, 1998, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000, was approximately $122.2 million. The following table presents the maturity of these time certificates of deposit at such dates.

                                                                December 31,
                                                                    1998
                                                                 --------
                                                          (Dollars in Thousands)
3 months or less............................................      $59,072
Over 3 months through 6 months..............................       20,288
Over 6 months through 12 months.............................       16,566
Over 12 months..............................................       26,240
                                                                 --------
                                                                 $122,166
                                                                 ========

         The following table sets forth the dollar amount of deposits in various types of deposits offered by the Bank at the dates indicated.

                                                   At December 31,
                                1998                    1997                  1996
                                ----                    ----                  ----
                          Amount   Percentage     Amount  Percentage    Amount   Percentage
                          ------   ----------     ------  ----------    ------   ----------
                                                (Dollars in Thousands)
Savings accounts ....   $  730,614    42.25%   $  709,074    43.67%   $  735,009    45.27%
Certificates of
  deposits ..........      537,154    31.07       520,693    32.07       500,570    30.83
Money market accounts       82,360     4.76        76,088     4.69        79,704     4.91
NOW accounts ........       73,541     4.25        67,076     4.13        60,206     3.71
Demand deposits .....      305,392    17.66       250,721    15.44       202,259    12.46
                        ----------   ------    ----------   ------    ----------   ------
              Total .   $1,729,061   100.00%   $1,623,652   100.00%   $1,577,748   100.00%
                        ==========   ======    ==========   ======    ==========   ======

         Borrowings. During 1998, the Bank continued to leverage its capital by utilizing borrowings as an additional source of funds for asset growth. At December 31, 1998 the Bank had borrowings of $1.3 billion which consisted of reverse repurchase agreements with established brokerage firms and the FHLB of New York. These borrowings are collateralized primarily by the Bank's mortgage-backed securities. The Bank had $250.0 million in borrowings at December 31, 1997.

         The Bank's strategy to invest borrowings at acceptable spreads has increased the overall cost of funds while incrementally increasing net interest income and decreasing the net interest rate spread. The Bank may continue to utilize borrowings through FHLB advances collateralized by the Bank's whole loan portfolio in 1999.

         The following table sets forth information with respect to the Company's reverse repurchase agreements at and during the periods indicated. The Bank did not have any reverse repurchase agreements at or for the year ended December 31, 1996.

                              At or For the Year Ended December 31,
                                    1998           1997
                                    ----           ----
                                   (Dollars in Thousands)

Maximum balance                 $ 1,349,477      $250,000
Average balance                 $   664,822      $ 81,071
Year end balance                $ 1,344,477      $250,000
Weighted average
  interest rate:
   At end of year                     5.24%         5.86%
   During the year                    5.58%         5.88%

         Trust Activities. The Bank also provides a full range of trust and investment services, and acts as executor or administrator of estates and as trustee for various types of trusts. Trust and investment services are offered through the Bank's Trust Department which was acquired in 1995. Fiduciary and investment services are provided primarily to persons and entities located in Staten Island, New York. Services offered include fiduciary services for trusts and estates, money management, custodial services and pension and employee benefits consulting. As of December 31, 1998, the Trust Department maintained approximately 435 trust/fiduciary accounts with an aggregate principal balance of $137.1 million.

         The accounts maintained by the Trust/Investment Services Division consist of "managed" and "non-managed" accounts. "Managed" accounts are those accounts under custody for which the Bank has responsibility for administration and investment management and/or investment advice. "Non-managed" accounts are those accounts for which the Bank merely acts as a custodian. The Company receives fees dependent upon the level and type of service provided. The Trust Department administers various trust accounts (revocable, irrevocable and charitable trusts, and trusts under wills), agency accounts (various investment fund products), estate accounts and employee benefit plan accounts (assorted plans and IRA accounts). Two trust officers and related staff are assigned to the Trust Department. The administration of trust and fiduciary accounts are monitored by the Trust Committee of the Board of Directors of Staten Island Savings.

         Savings Bank Life Insurance. The Bank has a Savings Bank Life Insurance ("SBLI") department which issues life insurance to individuals. The financial statements of the SBLI Department are not consolidated with the Bank's. The SBLI Department's activities are segregated from the Bank and, while they do not directly affect the Bank's earnings, management believes that offering SBLI is beneficial to the Bank's relationship with its depositors and the general public. The SBLI Department pays its own expenses and reimburses the Bank for expenses incurred on its behalf. At December 31, 1998, the SBLI Department had policies totaling $1.6 billion in force.

Subsidiaries

         SIB Mortgage Corporation (SIBMC) is a wholly-owned subsidiary of the Bank incorporated in the State of New Jersey in 1998. SIBMC was formed to purchase the assets of Ivy Mortgage Corp. SIBMC currently originates loans in 22 states and had assets totaling $84.4 million at December 31, 1998.

         Staten Island Funding Corporation (SIFC) is a wholly-owned subsidiary of SIBIC incorporated in the State of Maryland in 1998 for the purpose of establishing a Real Estate Investment Trust ("REIT"). The Bank transferred real estate mortgage loans totaling $648.0 million, net, which included certain other associated assets and liabilities. In return the Bank received all the shares of common stock and preferred stock in SIFC. The assets of SIFC totaled $655.0 million at December 31, 1998.

         SIB Investment Corporation (SIBIC) is a wholly-owned subsidiary of the Bank that was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at December 31, 1998 were $686.0 million.

Employees

         The Bank had 538 full-time employees and 102 part-time employees at December 31, 1998. None of these employees is represented by a collective bargaining agent and the Bank believes that it enjoys good relations with its personnel.

                                   REGULATION

General

         The Bank is a federally chartered and insured savings bank subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings associations, and the FDIC, as the administrator of the BIF (Bank Inurance Fund).

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

         Federal Home Loan Banks. The Bank is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a central credit facility. The Bank is required to own capital stock in an FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) .3% of total assets, or (iii) 5% of its FHLB advances (borrowings). The current investment in FHLB stock is based on 5% of the Bank's borrowings outstanding from the FHLB.

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

         Under OTS regulations, a savings bank with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR")
component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. Based on internal measures of interest rate risk at December 31, 1998, the Bank would have been required to deduct $8.2 million pursuant to the IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect. However, even in the event of such a deduction, the Bank would still be deemed to be a "well-capitalized" institution.

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

         The Bank's tangible capital ratio was 11.31%, its core capital ratio was 11.39% and its total risk-based capital ratio was 26.04% at December 31, 1998.

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

         Capital Distribution Regulation. As a subsidiary of a savings and loan holding company the Bank is required to provide advance notice to the OTS of any proposed capital distribution on its capital stock.

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

         Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At December 31, 1998, under the expanded QTL test, approximately 99.97% of the Bank's portfolio assets were qualified thrift investments.

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

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF (Savings Association Insurance Fund) will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranges from 0 to 27 basis points. However, insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980's, equal to approximately 6 basis points for each $100 in domestic deposits, while BIF insured institutions pay an assessment equal to approximately 1 basis point for each $100 in domestic deposits. The assessment is expected to be reduced to about 2 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

         The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semi-annual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

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

         Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective BIF and SAIF rates both range from zero basis points to 27 basis points. From 1997 through 1999, FDIC-insured institutions will pay approximately
1.3 basis points of their BIF-assessable deposits and 6.4 basis points of their SAIF-assessable deposits to fund the Financing Corporation. The Bank's insurance premiums, which had amounted to the minimum $2,000 annual fee for its BIF-insured deposits, were increased to 1.3 basis points. The Bank paid $204,000 in insurance premiums during 1998.

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

         Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific chargeoff method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 1998 is approximately $7.0 million. The Bank began to recapture the reserve in 1998.

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

         At December 31, 1998 the Bank's total federal pre-1988 reserve was approximately $11.7 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1998, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

         A temporary Metropolitan Transportation Business Tax Surcharge on Banking corporations doing business in the Metropolitan District has been applied since 1982. The Bank transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 1998, the surcharge rate is 17% of the State franchise tax liability

         Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000. The Delaware Tax for 1998 was $122,000. The Mortgage Company is subject to taxes for the additional states that they operate in.

PART II

Item 2.  Properties

         At December 31, 1998, the Bank conducted its business from its executive and administrative offices in Staten Island, New York, and 16 full service branch offices in Staten Island, one full service branch office in Brooklyn as well as three limited service branch offices, a loan origination center and its Trust Department in Staten Island. In addition, the Bank maintains 36 automated teller machines ("ATMs"), with at least two ATMs at each of the Bank's branch offices, and an office for its SBLI activities.

         SIBMC conducts its business from its executive and administrative office in Branchburg, New Jersey and eight retail loan origination offices.

          SIBIC conducts its business in its executive office located in Middletown, New Jersey.

         The following table sets forth certain information relating to the Bank's offices at December 31, 1998.

                                                                            Net Book Value of
                                                                              Property and
                                                      Lease                     Leasehold
                                     Owned or         Expiration             Improvements at         Deposits at
Location (1)                         Leased           Date                  December 31, 1998     December 31, 1998
------------                         ------           ----                  -----------------     -----------------
                                                                                   (Dollars in Thousands)
Executive Office:

15 Beach Street
Staten Island, NY 10304              Owned                                      1,893              $     --

Branch Offices:

81-91 Water Street                   Owned                                        242               147,623
Staten Island, NY 10304

15 Hyatt Street                      Owned                                        128                65,581
Staten Island, NY 10301

257 New Dorp Lane                    Owned                                         20               139,526
Staten Island, NY 10305

260 New Dorp Lane                    Owned                                        487                   (1)
Staten Island, NY 10305

1837 Victory Boulevard               Owned                                        177               158,778
Staten Island, NY 10314

1850 Victory Boulevard               Owned                                        157                   (2)
Staten Island, NY 10314

                                                                            Net Book Value of
                                                                              Property and
                                                      Lease                     Leasehold
                                     Owned or         Expiration             Improvements at         Deposits at
Location (1)                         Leased           Date                  December 31, 1998     December 31, 1998
------------                         ------           ----                  -----------------     -----------------
                                                                                   (Dollars in Thousands)
1320 Hylan Boulevard                 Owned                                        490               157,739
Staten Island, NY 10305

461-465, 475 Forest Avenue           Owned                                        684               109,209
Staten Island, NY 10310

3150 Amboy Road                      Owned                                        420               100,917
Staten Island, NY 10308

900 Huguenot Avenue                  Leased                   2000 (3)            356                71,987
Staten Island, NY 10312

5472 Amboy Road                      Owned                                      1,197                   (4)
Staten Island, NY 10309

2700 Hylan Boulevard                 Leased                  2005 (3)             388               125,032
Staten Island, NY 10306

4025 Amboy Road                      Owned                                        262               101,137
Staten Island, NY 10308

6975 Amboy Road                      Owned                                      1,372                65,808
Staten Island, NY 10309

1630 Forest Avenue                   Owned                                      1,125                86,427
Staten Island, NY 10302

43 Richomd Hill Road                 Leased                 1999 (3)              509                70,779
Staten Island, NY 10314

800 Forest Avenue                    Owned                                        808                57,928
Staten Island, NY 10310

1630 Richmond Road                   Owned                                      1,092               145,317
Staten Island, NY 10304

4310-4312-4320 Amboy Road            Leased                 2007 (3)              321                62,847
Staten Island, NY 10312

9512-20 3rd Avenue                   Leased                 1999 (3)              305                62,406
Brooklyn, NY 11209

                                                                            Net Book Value of
                                                                              Property and
                                                      Lease                     Leasehold
                                     Owned or         Expiration             Improvements at         Deposits at
Location (1)                         Leased           Date                  December 31, 1998     December 31, 1998
------------                         ------           ----                  -----------------     -----------------
                                                                                   (Dollars in Thousands)

Other Offices:

45 Beach Street                      Owned                                        556                   (5)
Staten Island, NY 10304

260 Christopher Lane                 Leased                2003                   184                   (6)
Staten Island, NY 10314

96 Prospect Street                   Owned                                        939                   (5)
Staten Island, NY 10304

1591 Richmond Road                   Owned                                        634                   (7)
Staten Island, NY 10304

176 Broadway                         Leased                2000                     -                   (8)
New York, NY 10038

1500 Victory Blvd.                   Leased                2002(3)                  -                   N/A
Staten Island, NY 10314

SIB Mortgage Corp.
Executive Offices/Branch             Leased                2001                    26                   N/A
1250 Route 28
Branchburg, NJ 08876

99 Merimack Street                   Leased                2001                     5                   N/A
Haverhill, Ma

86 Summit Avenue                     Leased                1999                     6                   N/A
Summit, NJ 07901

400 West Cummings Park               Leased                2001                    10                   N/A
Suite 4900
Woburn, MA 01801

597 Horsham Road                     Leased             Monthly                     0                   N/A
Horsham, PA

Plaza 800 Islington Street           Leased                2001                     1                   N/A
Portsmouth, NH

29 Emmons Drive                      Leased                2002                     0                   N/A
W Windsor, NJ

                                                                            Net Book Value of
                                                                              Property and
                                                      Lease                     Leasehold
                                     Owned or         Expiration             Improvements at         Deposits at
Location (1)                         Leased           Date                  December 31, 1998     December 31, 1998
------------                         ------           ----                  -----------------     -----------------
                                                                                   (Dollars in Thousands)

1111 Street Road                     Leased                2000                     0                   N/A
Southampton, NJ 18966

317 Brick Boulevard                  Leased                2003                     4                   N/A
Brick, NJ 08723

SIB Investment Corporation           Leased                2000                     0                   N/A
1650 Route 35 South
Middletown, NJ 07748

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

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The  information   required  herein,  to  the  extent  applicable,   is
incorporated by reference from page 35 and 36 of the Company's 1998 Annual Report ("1998 Annual Report")

Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from page 8 of the 1998 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required herein is incorporated by reference from pages 12 to 18 of the 1998 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

         The information required herein is incorporated by reference from pages 9 to 12 of the 1998 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 19 to 35 of the 1998 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.


PART III.

Item 10.  Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages 3 to 6 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 29, 1999, which was filed on March 29, 1999 ("Definitive Proxy Statement").

Item 11.  Executive Compensation.

         The information required herein is incorporated by reference from pages 10 to 14 of the Definitive Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages 7 and 9 of the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from pages 14 and 15 of the Definitive Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):
                  Report of Independent Auditors
                  Consolidated  Statements  of Condition as of December 31, 1998
                    and 1997.
                  Consolidated Statements of Income for the Years Ended December
                     31, 1998, 1997 and 1996.
                  Consolidated Statements of Changes in Shareholders' Equity for
                     the Years Ended December 31, 1998, 1997 and 1996.
                  Consolidated  Statements  of Cash  Flows for the  Years  ended
                     December 31, 1998, 1997 and 1996.
                  Notes to Consolidated Financial Statements.

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

                                   Exhibit Index
                                   -------------
 3.1*             Certificate of Incorporation of Staten Island Bancorp, Inc.
 3.2*             Bylaws of Staten Island Bancorp, Inc.
 4.0*             Specimen Stock Certificate of Staten Island Bancorp, Inc.
10.1*             Form of Employment Agreement to be entered into among Staten Island Bancorp, Inc.,
                   Staten Island Savings Bank and certain executive officers.
10.2*             Form of Employment Agreement to be entered into between Staten Island Bancorp, Inc.
                    and each of Harry P. Doherty and James R. Coyle.
10.3*             Form of Employment Agreement to be entered into between Staten Island Savings Bank and each of Harry P. Doherty and James R. Coyle.
10.4**            Amended and Restated 1998 Stock Option Plan
10.5**            Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement
10.6              Deferred Compensation Plan
13.0              1998 Annual Report to Stockholders
21.0              Subsidiaries of the Registrant - Reference is made to "Item 2.
                    "Business" for the required information
23.0              Consent of Arthur Andersen, LLP
27.0              Financial Data Schedule

(*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-32113) filed by the Company with the SEC.

(**) Incorporated  herein  by  reference  from the  Company's  Definitive  Proxy
     Statement dated March 29, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            STATEN ISLAND BANCORP, INC.


                            By:    /s/ Harry P. Doherty
                                   --------------------
                                   Harry P. Doherty
                                   Chairman and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                Name                                       Title                                   Date
                ----                                       -----                                   ----
/s/ Harry P. Doherty                         Chairman and Chief Executive                     March 31, 1999
---------------------------                  Officer
Harry P. Doherty


/s/ James R. Coyle                           Director, President and Chief
---------------------------                  Operating Officer                                March 31, 1999
James R. Coyle


/s/ Edward J. Klingele                       Senior Vice President and Chief
---------------------------                  Financial Officer (principal
Edward J. Klingele                           financial and accounting officer)                March 31, 1999



/s/ Harold Banks                             Director                                         March 31, 1999
---------------------------
Harold Banks



/s/ Charles J. Bartels                       Director                                         March 31, 1999
--------------------------
Charles J. Bartels


/s/ William G. Horn                          Director                                         March 31, 1999
--------------------------
William G. Horn


/s/ Dennis P. Kelleher                       Director                                         March 31, 1999
--------------------------
Dennis P. Kelleher



/s/ Julius Mehrberg                          Director                                         March 31, 1999
---------------------------
Julius Mehrberg


/s/ John R. Morris                           Director                                         March 31, 1999
--------------------------
John R. Morris


/s/Kenneth W. Nelson                         Director                                         March 31, 1999
---------------------------
Kenneth W. Nelson


/s/ William E. O'Mara                        Director                                         March 31, 1999
--------------------------
William E. O'Mara