Form 10-Q
period 1999-03-31
STATEN ISLAND BANCORP INC
filed 1999-05-17
CIK 1042801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Transition period from __________ to __________

                         Commission File Number 1-13503


                           Staten Island Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                        13-3958850
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
           or organization)                               Identification Number)



           15 Beach Street
       Staten Island, New York                                    10304
---------------------------------------------             ----------------------
(Address of principal executive office)                         (Zip Code)


                                 (718-447-7900)
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 41,801,705 shares of Common Stock outstanding as of May 6, 1999.

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

Table of Contents                                                        PAGE

Part I            Financial Information

          Item 1  Financial Statements

                  Statements of Condition
                  (As of March 31, 1999 and December 31, 1998)            1

                  Statements of Income (For three months ended
                  March 31, 1999 andthree months ended March 31, 1998)    2

                  Statements of Equity (For three months ended
                  March 31, 1999)                                         3

                  Statements of Cash Flows (For the three months
                  ended March 31, 1999 and 1998)                          4

                  Notes to Consolidated Financial Statements              5-11

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of   Operations                   12-16

        Item 3   Quantitative and Qualitative Disclosures About
                 Market Risk                                              16

Part II           Other Information

         Item 1   Legal Proceedings                                       9
                  -----------------

         Item 2   Changes in Securities                                   19
                  ---------------------

         Item 3   Defaults Upon Senior Securities                         19
                  -------------------------------

         Item 4   Submission of Matters to a Vote of Security Holders     19
                  ---------------------------------------------------

         Item 5   Other Information                                       19
                  -----------------

         Item 6   Exhibits and Reports on Form 8-K                        19
                  --------------------------------

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                  March 31, 1999          December 31, 1998
                                                                                   -----------              -----------
                                                                                             (000's omitted)
ASSETS                                                                                          unaudited

ASSETS:
Cash and due from banks ..............................................             $    56,968              $    88,059
Federal funds sold ...................................................                  67,175                   45,050
Securities available for sale ........................................               2,051,995                2,029,041
Loans, net ...........................................................               1,599,165                1,457,058
Loans held for sale, net .............................................                  63,051                   77,943
Accrued interest receivable ..........................................                  19,791                   19,389
Bank premises and equipment, net .....................................                  22,304                   22,163
Intangible assets, net ...............................................                  17,134                   17,701
Other assets .........................................................                  14,774                   20,543
                                                                                   -----------              -----------
Total assets .........................................................             $ 3,912,357              $ 3,776,947
                                                                                   ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Due Depositors-
Savings ..............................................................             $   742,205              $   730,614
Time .................................................................                 548,232                  537,154
Money market .........................................................                  90,043                   82,360
NOW accounts .........................................................                  76,532                   73,541
Demand deposits ......................................................                 313,700                  305,392
                                                                                     1,770,712                1,729,061
Borrowed funds .......................................................               1,448,402                1,344,517
Advances from borrowers for taxes and insurance ......................                   9,806                    7,091
Accrued interest and other liabilities ...............................                  35,636                   27,236
                                                                                   -----------              -----------
Total liabilities ....................................................               3,264,556                3,107,905
                                                                                   ===========              ===========

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share, 100,000,000 shares authorized,
45,130,312 issued and 42,323,705 outstanding at March 31, 1999 and
45,130,312 issued a45143,704,812 outstanding at December 31, 1998  ...                     451                      451
Additional paid-in-capital ...........................................                 534,832                  534,464
Retained earnings-substantially restricted ...........................                 223,837                  215,414
Unallocated common stock held by ESOP ................................                 (37,769)                 (38,456)
Unearned common stock held by RRP ....................................                 (30,873)                 (30,873)
Treasury stock 2,806,607 shares at March 31, 1999
and 1,425,500 at December 31, 1998 at cost ...........................                 (53,170)                 (27,480)
                                                                                       637,308                  653,520
Accumulated other comprehensive income, net of taxes .................                  10,493                   15,522
Total stockholders' equity ...........................................                 647,801                  669,042
                                                                                   -----------              -----------
Total liabilities and stockholders' equity ...........................             $ 3,912,357              $ 3,776,947
                                                                                   ===========              ===========

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         For the Three Months Ended
                                                                                 March 31,
                                                                         --------------------------
                                                                            1999           1998
                                                                         -----------    -----------
                                                                               (000's omitted)
                                                                                  unaudited
Interest Income:
Loans ................................................................   $    30,665    $    22,634
Securities, available for sale .......................................        31,352         21,350
Federal funds sold ...................................................           727            482
                                                                         -----------    -----------
   Total interest income .............................................        62,744         44,466
                                                                         -----------    -----------
Interest Expense:
Savings and escrow ...................................................         4,562          4,847
Time .................................................................         6,469          6,548
Money market and NOW .................................................           982            862
Borrowed funds .......................................................        17,714          3,833
                                                                         -----------    -----------
   Total interest expense ............................................        29,727         16,090
                                                                         -----------    -----------
   Net interest income ...............................................        33,017         28,376
Provision for Loan Losses ............................................            59            501

     Net interest income after provision for possible loan losses ....        32,958         27,875
                                                                         -----------    -----------
Other Income:
Service and fee income ...............................................         5,494          2,149
Securities transactions ..............................................           124            583
                                                                         -----------    -----------
                                                                               5,618          2,732

Other Expenses:
Personnel ............................................................        10,406          6,244
Occupancy and equipment ..............................................         1,884          1,475
Amortization of intangible assets ....................................           553            519
FDIC Insurance .......................................................            50             51
Data processing ......................................................           927          1,196
Marketing ............................................................           348            337
Professional fees ....................................................           558            412
Other ................................................................         2,953          1,938
                                                                         -----------    -----------
   Total other expenses ..............................................        17,679         12,172
                                                                         -----------    -----------
   Income before provision for income taxes ..........................        20,897         18,435
                                                                         ===========    ===========

Provision for Income Taxes ...........................................         8,577          7,838
                                                                         -----------    -----------
Net Income ...........................................................   $    12,320    $    10,597
                                                                         ===========    ===========

Earnings Per Share:
Basic ................................................................   $      0.31    $      0.25
Fully Diluted ........................................................   $      0.31    $      0.25

Weighted Average
Common Shares                                                             45,130,312     45,130,312
Less: Unallocated ESOP/RRP Shares                                          3,432,046      3,437,809
Less: Treasury Shares                                                      2,060,780             --
                                                                         -----------    -----------
                                                                          39,637,486     41,692,503
                                                                         ===========    ===========

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                 (000's omitted)
                                    unaudited

                                                  Unallocated                                               Accumulated
                                       Additional    Common     Unearned                                       Other
                               Common   Paid-In      Stock        RRP    Treasury  Comprehensive  Retained  Comprehensive
                               Stock    Capital   Held by ESOP   Shares    Stock      Income       Income     Income       Total

Balance January 1, 1999....... $ 451  $ 534,464  $ (38,456)   $ (30,873) $ (27,480)               $ 215,414   $ 15,522   $ 669,042

Change in unrealized
appreciation (depreciation)
on securities, net of tax.....                                                         (5,029)                  (5,029)     (5,029)

Allocation of 57,226 ESOP
shares .......................              368        687                                                                   1,055

Treasury stock (1,381,107)
at cost ......................                                             (25,690)                                        (25,690)


Net Income....................                                                         12,320        12,320                 12,320
                                                                                        7,291


Dividends paid................                                                                       (3,897)                (3,897)

Balance March 31, 1999........ $ 451  $ 534,832  $ (37,769)   $ (30,873) $ (53,170)               $ 223,837   $ 10,493   $ 647,801

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                              1999         1998
                                                             ------       ------
                                                                (000 omitted)
                                                                  unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $  12,320    $  10,597
Adjustments to reconcile net income to net cash
 provided by operating activities
Depreciation and amortization                                     654          461
Accretion and Amortization of bond and mortgage premiums          636         (366)
Amortization of intangible assets                                 553          519
Loss (Gain) on sale of available for sale securities             (124)        (583)
Expense charge relating to allocation and earned
portions of employee benefit plan                               2,193        1,118
Other noncash expense (income)                                 (4,453)      (3,166)
Provision for loan losses                                          59          501
Increase in deferred loan fees                                   (486)        (119)
Decrease (increase) in accrued interest receivable               (402)         201
Decrease (increase) in other assets                             9,499        5,083
(Decrease) increase in accrued interest other liabilities       7,394      (54,137)
(Increase) decrease in deferred income taxes                    4,699        4,292
Recoveries of loans                                               334          366
                                                            ----------------------
Net cash provided by operating activities                   $  32,876    $ (35,233)

(continued)

                                                              1999         1998
                                                             ------       ------
                                                                (000 omitted)
                                                                  unaudited
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available for sale securities                   150,686      101,606
Sales of available for sale securities                         12,010        2,668
Purchases of available for sale securities                   (195,192)    (144,029)
Principal collected on loans                                   49,921       36,829
Loans made to cutomers                                       (342,867)     (90,292)
Purchases of Loans                                             (4,052)           0
Sale of Loans                                                 169,783          806
Capital expenditures                                             (795)        (903)
                                                            ----------------------
Net cash used in investing activities                        (160,506)     (93,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                               44,366       10,323
Borrowings                                                    103,885       50,000
Dividends paid                                                 (3,897)
Purchase of Treasury Stock                                    (25,690)
                                                            ----------------------
Net cash provided by financing activities                     118,664       60,323
                                                            ----------------------
Net (decrease) increase in cash and cash equivalents           (8,966)     (68,225)

CASH AND EQUIVALENTS, beginning of year                       133,109      148,935
                                                            ----------------------
CASH AND EQUIVALENTS, end of year                           $ 124,143    $  80,710
                                                            ======================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for-
Interest                                                    $  28,164    $  15,967
Income taxes                                                $   2,337    $   1,825

                           STATEN ISLAND BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1.  Summary of Significant Accounting Policies

         The accounting and reporting policies of Staten Island Bancorp, Inc. (the "Company") and subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry.

Basis of Financial Statement Presentation

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Staten Island Savings Bank (the "Bank"). The Bank's wholly owned subsidiaries are SIB Mortgage Corporation (the "Mortgage Company"), SIB Investment Corporation ("SIBIC"), and Staten Island Funding Corporation ("SIFC"). All significant intercompany transactions and balances are eliminated in consolidation.

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report and Form 10-K.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

Business

         The Company's principal business is conducted through the Bank which is a traditional, full service, community oriented savings bank located in Staten Island, New York. The Bank operates 16 full service and three limited service branch offices on Staten Island and one in Bay Ridge, Brooklyn. The Bank also has a lending center on Staten Island and a Trust department. A commercial lending office is also located in the Bay Ridge, Brooklyn branch.

         The Mortgage Company does business as Ivy Mortgage Corp. and is located in Branchburg, New Jersey. The Mortgage Company originates loans in 22 states and sells them to investors generating fee income for the Bank.

         The Bank's deposits are insured by the Bank Insurance Fund ("BIF") to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Office of Thrift Supervision ("OTS") which is the Bank's chartering authority and primary regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator of the BIF. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system.

Organization Form of Ownership

         The Bank was originally founded as a New York State chartered savings bank in 1864. In August 1997, the Bank converted to a federally chartered mutual savings bank and is now regulated by the OTS. On April 16, 1997, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company (the "Conversion"). The Company completed its initial public offering and Conversion on December 22, 1997 and issued 45,130,312 shares of common stock, at $.01 par value per share Common Stock.

         The Bank has the following wholly owned subsidiaries:

         The Mortgage Company was incorporated in the State of New Jersey in 1998. SIBMC was formed to purchase the assets of Ivy Mortgage Corp. SIBMC currently originates loans in 22 states and had assets totaling $69.5 million at March 31, 1999.

         Staten Island Funding Corporation is a wholly-owned subsidiary of SIBIC incorporated in the State of Maryland in 1998 for the purpose of establishing a Real Estate Investment Trust ("REIT"). The Bank transferred real estate mortgage loans totaling $648.0 million, net, which included certain other associated assets and liabilities. In return the Bank received all the shares of common stock and preferred stock in SIFC. The assets of SIFC totaled $655.4 million at March 31, 1999.

         SIB Investment Corporation was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at March 31, 1999 were $697.8 million.

Employee Stock Ownership Plan

         In connection with the Conversion, the Bank established an Employee Stock Ownership Plan (the "ESOP"). The ESOP borrowed $41,262,000 from the Company and used the funds to purchase 3,438,500 shares of the Company's common stock issued in the Conversion. The loan has an interest rate of 8.25% and will be repaid over a 15 year period on a quarterly basis. Shares purchased are held in a suspense account for allocation among the participants as the loan is paid. As of March 31, 1999, 291,069 shares had been released and allocated. Shares allocated will first be used for the employer matching contributions for the 401(k) Plan with the remaining shares allocated to the participants based on compensation as described in the ESOP, in the year of allocation.

1998 Stock Option Plan

         The Company maintains the 1998 Stock Option Plan (the "Option Plan"). The Company has reserved, for future issuance pursuant to the Option Plan, 4,298,125 shares of Common Stock, which is equal to 10% of the Common Stock sold in the Conversion.

         Under the Option Plan, all options granted to participants become vested and exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted, and the right to exercise shall be cumulative. Each stock option expires ten years after the date of the grant. On July 10, 1998, the Board of Directors of the Company granted 3,056,000 options to the Directors and Officers of the Company and the Bank. Each option entitles the holder to purchase one share of the Company's Common Stock at an exercise price equal to $22.875 per share, which was the closing price of the Common Stock on the date of the grant. As of March 31, 1999, 70,000 options were exercisable.

Recognition and Retention Plan

         The Company maintains the 1998 Recognition and Retention Plan ("RRP") which was implemented in July 1998. The objective of the RRP is to enable the Company to provide officers, key employees and directors of the Bank with a proprietary interest in the Company as an incentive to contribute to its success. During 1998, the RRP purchased on the open market 1,719,250 shares of the Common Stock or 4% of the Common Stock sold in the Conversion on the open market. On July 31, 1998, 1,501,725 shares were granted to the directors and officers of the Bank. Awards vest at a rate of 20% per year, commencing one year from the date of award. Awards become 100% vested upon termination of employment due to death or disability.

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

New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

         In management's opinion, SFAS No. 133, when adopted will not have a material effect on the Company's financial statements since the Company currently owns no derivative instruments affected by this statement.

Securities - Available for Sale. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities of the Company at March 31, 1999 and December 31, 1998.

                                                                 March 31, 1999           December 31, 1998
                                                             -----------------------   -----------------------
Bonds - Available For Sale                                   Amortized      Fair        Amortized      Fair
--------------------------                                      Cost        Value         Cost         Value
                                                             ----------   ----------   ----------   ----------
                                                                               (000's omitted)
U.S. Treasuries .........................................    $   24,625   $   25,003   $   29,678   $   30,249
Govt. Sponsored Agencies ................................        99,912       99,554       45,632       46,093
Industrial and Finance ..................................       166,605      162,649      150,931      146,982
Foreign .................................................           294          215          289          248
                                                             ----------   ----------   ----------   ----------
Total Debt Securities ...................................       291,436      287,421      226,530      223,572
                                                             ----------   ----------   ----------   ----------

G.N.M.A. - M.B.S ........................................        19,802       20,143       20,555       21,035
F.H.L.M.C. - M.B.S ......................................       325,169      328,911      319,905      325,608
F.N.M.A. - M.B.S ........................................       541,815      544,310      558,595      563,898
Agency C.M.O.'s .........................................       231,874      233,196      232,069      234,636
Privately Issued C.M.O.'s ...............................       441,788      443,387      473,424      476,329
Payments in Transit .....................................         1,535        1,535        2,481        2,481
                                                             ----------   ----------   ----------   ----------
Total Mortgage-Backed and Mortgage Related Securities ...     1,561,983    1,571,482    1,607,029    1,623,987
                                                             ----------   ----------   ----------   ----------

                                                             ----------   ----------   ----------   ----------
 Total Bonds - Available For Sale .......................     1,853,419    1,858,903    1,833,559    1,847,559
                                                             ----------   ----------   ----------   ----------

Equity Securities                                             Amortized      Fair      Amortized       Fair
                                                                Cost        Value         Cost         Value
                                                             ----------   ----------   ----------   ----------
 Preferred Stock ........................................        81,370       80,685       79,010       80,150
 Common Stock ...........................................        69,356       72,489       58,995       61,284
 IIMF Cap. Apprec .......................................        27,672       39,918       27,626       40,048
                                                             ----------   ----------   ----------   ----------
 Total Equity Securities ................................       178,398      193,092      165,631      181,482
                                                             ----------   ----------   ----------   ----------

                                                             ==========   ==========   ==========   ==========
Total Investments .......................................    $2,031,817   $2,051,995   $1,999,190   $2,029,041
                                                             ==========   ==========   ==========   ==========

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio at March 31, 1999 and December 31, 1998.

                                              March 31, 1999                December 31, 1998
                                        ------------------------        ------------------------
                                                     Percent of                       Percent of
                                           Amount       Total              Amount       Total
                                        -----------  -----------        -----------  -----------
                                         (Dollars in Thousands)           (Dollars in Thousands)
Mortgage loans:
Single-family residential               $ 1,295,270        81.00%       $ 1,187,212        81.48%
Multi-family residential                     33,958         2.12%            33,328         2.29%
Commercial real estate                      153,422         9.59%           137,720         9.45%
Construction and land                        46,804         2.93%            42,420         2.91%
Home equity                                   5,899         0.37%             6,121         0.38%
                                        -----------  -----------        -----------  -----------
Total mortgage loans                      1,535,353        96.01%         1,406,801        96.51%

Other loans:
Student loans                                 1,353         0.08%               940         0.06%
Passbook loans                                5,858         0.37%             5,989         0.41%
Commercial business loans                    43,311         2.71%            36,592         2.51%
Other consumer loans                         29,282         1.83%            24,070         1.65%
                                        -----------  -----------        -----------  -----------
Total other loans                            79,804         4.99%            67,591         4.63%

                                        -----------  -----------        -----------  -----------
Total loans receivable                    1,615,157       101.00%         1,474,392       101.14%
Premium (discount) on loans purchased         2,049         0.13%             1,194         0.08%
Allowance for loan losses                   (16,617)       (1.04)%          (16,617)       (1.14)%
Deferred loan fees                           (1,424)       (0.09)%           (1,911)       (0.08)%
                                        -----------  -----------        -----------  -----------
Loans receivable, net                   $ 1,599,165       100.00%       $ 1,457,058       100.00%
                                        ===========  ===========        ===========  ===========

Delinquent  Loans.  The  following  table  sets  forth  information   concerning
delinquent loans at March 31, 1999, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balance of related loans, rather than the actual payment amounts which are past due.

                                                              March 31, 1999
                              --------------------------------------------------------------------------
                                      30-59 Days               60-89 Days             90 Days or More
                              --------------------------------------------------------------------------
                                           Percent of Loan        Percent of Loan          Percent of Loan
                               Amount         Category      Amount    Category      Amount     Category
                              -------         -------       -------   -------       ------      -------
                                                          (Dollars in Thousands)
Mortgage loans:
Single-family residential     $   619            0.05%      $18,746      1.45%      $5,395         0.42%
Multi-family residential           28            0.08%          145      0.43%          --         0.00%
Commercial real estate          1,095            0.71%          819      0.53%         708         0.46%
Construction and land           1,144            2.44%          422      0.90%       1,711         3.66%
Home equity                       311            5.27%           30      0.51%         176         2.98%
                              -------         -------       -------   -------       ------      -------
Total mortgage loans            3,197            0.21%       20,162      1.31%       7,990         0.52%

 Other loans:
Commercial business loans       1,477            3.41%          565      1.30%         366         0.85%
Other loans                       698            1.91%          338      0.93%         844         2.31%
                              -------         -------       -------   -------       ------      -------
Total other loans               2,175            2.73%          903      1.13%       1,210         1.52%
                              -------         -------       -------   -------       ------      -------
Total loans                     5,372            0.33%       21,065      1.30%       9,200         0.57%
                              =======         =======       =======   =======       ======      =======

Non-Performing Assets. The following table sets forth information with respect to non-performing assets identified by the Bank including non-accrual loans and other real estate owned at March 31, 1999 and December 31, 1998.

                                       March 31, 1999   December 31, 1998
                                       --------------   -----------------
                                                (000's omitted)
Non-accrual loans:
 Mortgage loans:
Single-family residential               $    5,460             $    7,067
Multi-family residential                        --                    131
Commercial real estate                       6,148                  6,534
Construction and land                        1,385                  1,761
Home equity                                    211                    212
 Other loans:
Commercial business loans                    1,212                    346
Other loans                                    213                    181
                                        ----------             ----------
Total non-accruing loans                    14,629                 16,232
                                        ----------             ----------
Total non-performing loans                  14,629                 16,232
                                        ----------             ----------
Other real estate owned, net                 1,055                    849
                                        ----------             ----------
Total non-performing assets             $   15,684             $   17,081
                                        ==========             ==========


Non-performing assets to total loans          0.97%                  1.16%

Non-performing assets to total assets         0.40%                  0.45%

Non-performing loans to total loans           0.91%                  1.10%

Non-performing loans to total assets          0.37%                  0.43%

Allowance for Loan Losses. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                    Three Months Ended      Year Ended
                                      March 31, 1999     December 31, 1998
                                      (000's omitted)

Allowance at beginning of period        $   16,617          $   15,709
Provisions                                      59               1,594
Increase as a result of acquisition                                 96
Charge-offs:
Mortgage loans:
   Single-family residential                    39                 358
   Multi-family residential                     --                  31
   Commercial real estate                      216                 344
Other loans                                    138               1,386
                                        ----------          ----------
   Total charge-offs                           393               2,119
Recoveries:
Mortgage loans:
   Construction, land and land development      --                   3
   Single-family residential                   236                 267
   Commercial real estate                        1                 210
Other loans                                     97                 857
                                        ----------          ----------
   Total recoveries                            334               1,337
                                        ----------          ----------
Allowance at end of period              $   16,617          $   16,617
                                        ==========          ==========
Allowance for possible loan losses
to total non-performing loans at
end of period                               113.59%             102.37%

Allowance for possible loan losses
to total loans at end of period               1.03%               1.13%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition

         Total assets at March 31, 1999 were $3.9 billion, an increase of $135.4 million or 3.6% from December 31, 1998. The increase in total assets was the result of an increase in loans, net of $142.1 million or 9.8%, an increase in securities available for sale of $23.0 million or 1.1% and an increase in federal funds sold of $22.1 million or 49.1%. These increases were partially offset by a decrease in loans held for sale, net of $14.9 million or 19.1%. The change in loans, net was primarily due to the Bank's continued efforts to increase lending volumes through its broker program for residential loans and its business development program for commercial loans. Loans held for sale, decreased primarily due to the cyclical nature of the mortgage lending business resulting in loan sales exceeding loan originations for SIBMC. The increase in the securities available for sale portfolio was the result of the Bank continuing its capital management strategy to fund asset growth through borrowings at spreads acceptable to management.

         Total deposits increased $41.7 million from $1.73 billion at December 31, 1998 to $1.77 billion at March 31, 1999. The Bank's continued efforts in business development, especially for commercial accounts, is the primary reason for this increase. Savings accounts increased $11.6 million, certificates of deposit $11.1 million, non-interest bearing demand deposits $8.3 million, money market accounts $7.7 and NOW accounts $3.0 million.

         Borrowed funds increased $103.9 million or 7.7% to $1.4 billion as of March 31, 1999. The increase is primarily due to the Bank's program to fund asset growth through the use of borrowed funds when acceptable spreads can be obtained. The borrowed funds consist of reverse repurchase agreements with large Wall Street brokerage firms and the FHLB of New York and advances from the FHLB of New York secured by the Bank's residential loan portfolio.

         Stockholders' equity as of March 31, 1999 was $647.8 million or 16.56% of total assets compared to $669.0 million or 17.71% of total assets as of December 31, 1998. The decrease of $21.2 million was primarily due to the stock repurchase program which resulted in the purchase of 1.4 million shares of treasury stock during the quarter at a cost of $25.7 million, aggregate cash dividend payment of $3.9 million, and a decrease of $5.0 million in unrealized appreciation on available for sale securities net of taxes. These decreases were partially offset by net income of $12.3 million and an allocation of ESOP shares resulting in an increase of $1.1 million. The tangible book value per share as of March 31, 1999 was $14.90.

Results of Operations

         The Company reported net income of $12.3 million or $0.31 per share for the three months ended March 31, 1999 compared to net income of $10.6 million or $0.25 per share for the three months ended March 31, 1998. The increase of $1.7 million or 16.3% for the quarter was primarily due to an increase of $4.6 million or 16.4% in net interest income, a $0.4 million decrease in the provision for loan losses and a $2.9 million increase in other income. These positive changes were partially offset by a $5.5 million increase in total other expenses and a $0.7 million increase in the provision for income taxes

Interest Income

         Interest income increased $18.3 million or 41.1% to $62.7 million for the three months ended March 31, 1999 compared to $44.5 million for the first quarter of 1998. The increase was primarily due to a $8.0 million increase in interest income from loans and a $10.0 million increase in interest income from securities. The increase in interest income from loans was primarily due to an increase of $464.0 million in the average balance of loans. The increase in the average balance of the loan portfolio was due to increased loan demand, the additional loans held for sale by SIBMC, and the Bank's continued business development efforts to attract new loan relationships and processing broker partnerships outside of its primary market area. The average yield on the portfolio decreased to 7.85% for the quarter ended March 31, 1999 from 8.19% for the first quarter of 1998. The decrease in the average yield is the result of the payoff of higher yielding loans and the origination of loans at market interest rates which are currently lower than the average yield of the Bank's loan portfolio. The increase in interest income on securities was due to a $687.0 million increase in the average balance of the securities portfolio partially offset by a decrease in the average yield from 6.55% for the first quarter of 1998 to 6.33% for the first quarter of 1999. The decrease in the average yield was due to generally declining interest rates between the comparable periods and the accelerated payoff of higher yielding investments. The increase in the average balance of the securities portfolio was the result of the Bank's continued use of borrowed funds to fund asset growth at acceptable spreads.

Interest Expense

         Interest expense for the three months ended March 31, 1999 was $29.7 million compared to $16.1 million the same time period last year. The increase of $13.6 million or 84.8% was primarily due to a $13.9 million increase in interest expense on borrowed funds. The increase in interest expense on borrowed funds was due to an increase of $1.1 billion in the average balance of borrowings partially offset by a decrease of 68 basis points in the average cost from 5.96% for the first quarter of 1998 to 5.28% for the first quarter of 1999. The increase in the average balance of borrowed funds was the result of the Bank's ongoing program to fund asset growth with borrowings at acceptable spreads.


Net Interest Income

          Net interest income increased $4.6 million or 16.4% to $33.0 million in the three months ended March 31, 1999 compared to $28.4 million for the first quarter of 1998. The increase was due to an $18.3 million or 41.1% increase in interest income partially offset by a $13.6 million or 84.8% increase in interest expense. The increase in interest income was due to a $1.2 billion increase in the average balance of interest earning assets. The average yield on interest earning assets was 6.96% for the first quarter of 1999, down from 7.28% the first quarter of 1998. The increase in interest expense was due to an increase of $1.2 billion for the average balance of interest bearing liabilities and an increase in the average cost from 4.04% for the first quarter of 1998 to 4.31% for the first quarter of 1999. The increase in the average cost was due to a change in the composition of the Company's interest bearing liabilities and the respective costs of the funding sources found within the mix. The Company's interest rate spread and net interest margin amounted to 2.65% and 3.66%, respectively, for the three months ended March 31, 1999 compared to 3.24% and 4.64%, respectively, for the comparable period in 1998. Such decreases were primarily due to the current rate environment which has resulted in lower interest earning asset yields and the Bank's continued use of borrowed funds to leverage the balance sheet.

Provision For Loan Losses

         The provision for loan losses was $59,000 for the first quarter of 1999 compared to $501,000 for the same time period last year. Management's continuing review of the risk elements in the Bank's loan portfolio and past chargeoff and recovery history was the basis for the provision in 1999. The decrease in the Bank's non-performing loan portfolio and the continued growth in the loan portfolio was also considered in determining the level of the provision in the first quarter of 1999.

         Non-performing assets were $15.7 million at March 31, 1999 compared to $17.1 million at December 31, 1998. As a percent of total assets, non-performing assets were .40% at March 31, 1999 compared to .45% at December 31, 1998. During the first quarter of 1999, non-performing assets decreased $1.4 million or 8.2%.

         The allowance for loan losses was $16.6 million as of both March 31, 1999 and December 31, 1998. The decline in non-performing loans has resulted in the allowance for loan losses growing to 113.6% of non-performing loans as of March 31, 1999 compared to 102.4% as of December 31, 1998. Management of the Company believes that, as of March 31, 1999, the allowance for loan losses was adequate. However, no assurance can be given that future chargeoffs and/or additional provisions will not be needed.

Other Income

         Other income was $5.6 million for the quarter ended March 31, 1999 compared with $2.7 million for the quarter ended March 31, 1998. Other income consists of service and fee income, which increased $3.3 million, and net gains and losses from security transactions, which decreased $0.5 million. The increase in service and fee income was primarily due to the operations of SIBMC which generates fees from the origination and sale of residential mortgage loans.

Total Other Expenses

         Total other expenses for the three months ended March 31, 1999 were $17.7 million, an increase of $5.5 million or 45.2%, over the first quarter of 1998. The increase was primarily due to an increase of $4.2 million in personnel expense and a $1.0 million increase in other expenses. The increase in personnel expense was due to the commissions and other personnel expenses of SIBMC of $2.2 million, the non-cash expense generated by the RRP of $1.5 million, and other routine merit pay increases. The increase in other expenses was due primarily to the additional general and administrative expenses of SIBMC.

Provision For Income Taxes

         The provision for income taxes for the three months ended March 31, 1999 was $8.6 million compared to a provision of $7.8 million for the three months ended March 31, 1998. The effective tax rate for the first quarter of 1999 was 41.0% compared to 42.5% for the same time period last year. The reduction in the effective tax rate resulted from various state and local tax planning strategies implemented in 1998.

Liquidity and Commitments

         The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities and short-term investments are relatively predicable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates. In addition, the Bank invests excess funds in federal funds sold and other short-term interest earning assets which provide liquidity to meet lending requirements.

         As of March 31, 1999, the Company had borrowed funds totaling $1.4 billion as an alternative funding source for asset growth. The Company intends to continue the use of borrowings to leverage its capital base and provide funds for its lending and investment activities.

         Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses it sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At March 31, 1999, total approved loan origination commitments outstanding amounted to $249.9 million. At the same date, the unadvanced portion of construction loans amounted to $17.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1999 totaled $426.1 million. Investment securities scheduled to mature in one year or less at March 31, 1999 totaled $14.8 million and amortization from investments is projected at $296.5 million over the next 12 months. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with borrowings, to meets its current commitments.

 Capital

         At March 31, 1999, the Bank had regulatory capital which was well in excess of regulatory requirements set by the OTS. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):

                              Required Capital           Actual Capital         Excess Capital
                          -------------------------  -----------------------  --------------------
                          Amount     Percent         Amount     Percent       Amount     Percent
                          ---------  --------        ---------  ---------     ---------  ---------
Tangible capital        $   55,573     1.50%       $  395,939     10.69%    $  340,366      9.19%

Core capital            $  148,308     4.00%       $  398,758     10.76%    $  250,450      6.76%

Risk-based capital      $  137,371     8.00%       $  415,722     24.22%    $  278,351     16.22%

Year 2000

         In the third quarter of 1998, the Company converted most of its mission critical systems, such as deposits and loans, to a Year 2000 compliant platform provided by a new data processing servicer. The cost of Year 2000 compliance is born by the servicer under terms of Company's contract with them. A comprehensive test of the Year 2000 functionality of the system was completed during the first quarter of 1999. No significant problems were noted in the test process. The Company's other information technology systems have been substantially upgraded for Year 2000 compliance. In accordance with regulatory guidelines, the Company is developing a Year 2000 business resumption contingency plan which it expects to complete by the end of the second quarter of 1999. The Company anticipates spending $150,000 to $200,000 on Year 2000 compliance in 1999. All such costs are charged to expense as incurred.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the earnings of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders. There has been no material change in the Company's asset and liability position since December 31, 1998.


                                                                   Three Months Ended March 31,
                                             --------------------------------------------------------------------------
                                                       1999                                        1998
                                             ----------    ----------   ----------    ---------- ----------  ----------
                                                                         Average                              Average
Dollars in thousands                          Average                     Yield/       Average                 Yield/
                                              Balance       Interest       Cost        Balance    Interest      Cost
                                             ----------    ----------   ----------    ---------- ----------  ----------
Interest-earning assets:
Loans receivable (1):
Real estate loans                            $1,517,366    $   29,299         7.83%   $1,075,740    $21,408        8.07%
Other loans                                      67,171         1,366         8.25%       44,797      1,226       11.10%
                                             ----------    ----------   ----------    ---------- ----------  ----------
   Total loans                                1,584,537        30,665         7.85%    1,120,537     22,634        8.19%
Securities                                    2,008,668        31,352         6.33%    1,321,705     21,350        6.55%
Other interest-earning assets (2)                63,593           727         4.64%       36,157        482        5.40%
                                             ----------    ----------   ----------    ---------- ----------  ----------
Total interest-earning assets                 3,656,798        62,744         6.96%    2,478,399     44,466        7.28%
                                             ----------    ----------   ----------    ---------- ----------  ----------
Noninterest-earning assets                      145,405                                  125,393
                                                                                      ----------
Total assets                                 $3,802,203                               $2,603,792
                                             ==========                               ==========


Interest-bearing liabilities:
Deposits:
NOW and money market deposits                   158,311           982         2.52%      139,196        862        2.51%
Savings and escrow accounts                     740,484         4,562         2.50%      695,665      4,847        2.83%
Certificates of deposits                        541,367         6,469         4.85%      519,409      6,548        5.11%
                                             ----------    ----------   ----------    ---------- ----------  ----------
   Total deposits                             1,440,162        12,013         3.38%    1,354,270     12,257        3.67%
Total Other Borrowings                        1,359,641        17,714         5.28%      260,653      3,833        5.96%
                                             ----------    ----------   ----------    ---------- ----------  ----------
Total interest-bearing liabilities            2,799,803        29,727         4.31%    1,614,923     16,090        4.04%
                                             ----------    ----------   ----------    ---------- ----------  ----------
Noninterest-bearing liabilities (3)             343,288                                  297,300
                                             ----------                               ----------
Total liabilities                             3,143,091                                1,912,223
Stockholder's equity                            659,112                                  691,569
                                             ==========                               ----------
Total liabilities and stockholders' equity   $3,802,203                               $2,603,792
                                             ==========                               ==========
Net interest-earning assets                  $  856,995                               $  863,476
                                             ==========    ----------                 ========== ----------
Net interest income/interest rate spread                   $   33,017         2.65%              $   28,376        3.24%
                                                           ==========   ==========               ==========  ==========

Net interest margin                                                           3.66%                                4.64%
                                                                        ==========                           ==========
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                  130.61%                              153.47%
                                                                        ==========                           ==========

----------

(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2)  Includes money market accounts and Federal Funds sold.

(3)  Consists primarily of demand deposit accounts.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                                                                               Three Months Ended March 31,
                                                                                  1999 compared to 1998
                                                                                Increase (decrease) due to        Total
                                                                                                 Rate/         Net Increase
                                                                Rate          Volume             Volume         (Decrease)
                                                                ----          ------             ------         ----------
                                                                                   (000's omitted)

Interest-earning assets:

Loans receivable:

Real estate loans........................................      $ (637)        $ 8,789          $ (261)          $ 7,891

Other loans..............................................        (315)            612            (157)              140
                                                               ------          ------          ------            ------

Total loans receivable...................................        (952)          9,401            (418)            8,031

Securities...............................................        (720)         11,097            (375)           10,002

Federal funds sold and interest-bearing deposits.........         (68)            365             (52)              245

Total net change in income on interest-
                                                               ------          ------          ------            ------
earning assets...........................................      (1,740)         20,863            (845)           18,278
                                                               ======          ======          ======            ======

Interest-bearing liabilities:

Deposits:

NOW and money market deposits............................           2             118               -               120

Savings and escrow accounts..............................        (562)            312             (36)             (286)

Certificates of deposit..................................        (341)            277             (14)              (78)
                                                               ------          ------          ------            ------

Total deposits...........................................        (901)            707             (50)             (244)

Other Borrowings.........................................        (437)         16,161          (1,843)           13,881

Total net change in expense on

interest-bearing liabilities.............................      (1,338)         16,868          (1,893)           13,637
                                                               ------          ------          ------            ------

Net change in net interest income........................      $ (402)        $ 3,995         $ 1,048           $ 4,641
                                                               ======          ======          ======            ======

Part II           Other Information

         Item 1   Legal Proceedings
                  -----------------
                  Not applicable

         Item 2   Changes in Securities and Use of Proceeds
                  -----------------------------------------
                  Not applicable

         Item 3   Defaults Upon Senior Securities
                  -------------------------------
                  Not applicable

         Item 4   Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Not applicable


         Item 5   Other Information
                  -----------------
                  On February 18, 1999, the Company announced its plans to repurchase 2.1 million shares of Common Stock or approximately 5% of the Company's outstanding Common Stock.

                  Repurchases will be made by the Company in open market transactions from time to time over the next twelve months. The repurchased shares will be held as treasury stock and will be available for exercises of options under the Company's Option Plan and for general corporate purposes.


         Item 6   Exhibits and Reports on Form 8-K
                  --------------------------------
                  a) 27.0  Financial Data Schedule
                  b) No Form 8-K reports were filed during the quarter

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           STATEN ISLAND BANCORP, INC.


Date:  May 17, 1999                  By: /s/ Harry P. Doherty
                                        ----------------------------------------
                                         Harry P. Doherty, Chairman of the Board
                                         and Chief Executive Officer


Date:  May 17, 1999                  By:  /s/ Edward Klingele
                                         ---------------------------------------
                                         Edward Klingele, Sr. Vice President
                                         and Chief Financial Officer