Form 10-Q
period 1999-06-30
STATEN ISLAND BANCORP INC
filed 1999-08-16
CIK 1042801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 40,730,123 shares of Common Stock outstanding as of August 9, 1999.

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

Table of Contents                                                                               PAGE
-----------------                                                                               ----
Part I            Financial Information

          Item 1  Financial Statements

                  Statements of Condition                                                         1
                  (As of June 30, 1999 and December 31, 1998)

                  Statements of Income (For three and six months ended June 30, 1999 and
                  three and six months ended June 30, 1998)                                       2

                  Statement of Changes in Stockholders Equity
                  (For six months ended June 30, 1999)                                            3
                  Statements of Cash Flows (For the six months ended June 30, 1999 and 1998)      4

                  Notes to Consolidated Financial Statements                                     5-11

         Item 2   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         12-16

         Item 3   Quantitative and Qualitative Disclosures About Market Risk                     16


Part II           Other Information

         Item 1   Legal Proceedings                                                              19
                  -----------------

         Item 2   Changes in Securities                                                          19
                  ---------------------

         Item 3   Defaults Upon Senior Securities                                                19
                  -------------------------------

         Item 4   Submission of Matters to a Vote of Security Holders                            19
                  ---------------------------------------------------

         Item 5   Other Information                                                              19
                  -----------------

         Item 6   Exhibits and Reports on Form 8-K                                               19
                  --------------------------------

                  STATEN ISLAND BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                                                       ---------------------------------
                                                                       June 30, 1999   December 31, 1998
                                                                       -------------   -----------------
                                                                                (000's omitted)
                                                                                  (unaudited)
ASSETS

ASSETS:
Cash and due from banks ..............................................   $    45,253    $    88,059
Federal funds sold ...................................................        37,650         45,050
Securities available for sale ........................................     2,125,175      2,029,041
Loans, net ...........................................................     1,764,566      1,457,058
Loans held for sale, net .............................................        67,307         77,943
Accrued interest receivable ..........................................        22,490         19,389
Bank premises and equipment, net .....................................        22,557         22,163
Intangible assets, net ...............................................        16,566         17,701
Other assets .........................................................        32,631         20,543
                                                                         -----------    -----------
Total assets .........................................................   $ 4,134,195    $ 3,776,947
                                                                         ===========    ===========


                  STATEN ISLAND BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                                                       ---------------------------------
                                                                       June 30, 1999   December 31, 1998
                                                                       -------------   -----------------
                                                                              (000's omitted)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Due Depositors-
Savings ..............................................................   $   752,569    $   730,614
Time .................................................................       554,457        537,154
Money market .........................................................        86,837         82,360
NOW accounts .........................................................        78,464         73,541
Demand deposits ......................................................       347,080        305,392
                                                                         -----------    -----------
Total deposits .......................................................     1,819,407      1,729,061
Borrowed funds .......................................................     1,645,698      1,344,517
Advances from borrowers for taxes and insurance ......................         9,278          7,091
Accrued interest and other liabilities ...............................        41,847         27,236
                                                                         -----------    -----------
Total liabilities ....................................................     3,516,230      3,107,905
                                                                         -----------    -----------
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share, 100,000,000
shares authorized, 45,130,312 issued and 41,035,705
outstanding at June 30, 1999 and 45,130,312 issued and
43,704,812 outstanding at December 31, 1998 ..........................           451            451
Additional paid-in-capital ...........................................       535,179        534,464
Retained earnings-substantially restricted ...........................       232,980        215,414
Unallocated common stock held by ESOP ................................       (37,082)       (38,456)
Unearned common stock held by RRP ....................................       (30,873)       (30,873)
Treasury stock 4,094,607 shares at June 30, 1999
and 1,425,500 at December 31, 1998 at cost ...........................       (76,359)       (27,480)
                                                                         -----------    -----------
                                                                             624,296        653,520
Accumulated other comprehensive income, net of taxes .................        (6,331)        15,522
                                                                         -----------    -----------
Total stockholders' equity ...........................................       617,965        669,042
                                                                         -----------    -----------
Total liabilities and stockholders' equity ...........................   $ 4,134,195    $ 3,776,947
                                                                         ===========    ===========

                      STATEN ISLAND BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME

                                                              For the Three Months Ended    For the Six Months Ended
                                                                        June 30,                    June 30,
                                                               -------------------------   -------------------------
                                                                   1999         1998          1999          1998
                                                               -----------   -----------   -----------   -----------
                                                                                  (000's omitted)
                                                                                      unaudited
Interest Income:
Loans ......................................................   $    32,715   $    24,351   $    63,380   $    46,985
Securities, available for sale .............................        33,420        23,257        64,772        44,607
Federal funds sold .........................................           705           442         1,432           924
                                                               -----------   -----------   -----------   -----------
Total interest income ......................................        66,840        48,050       129,584        92,516
                                                               -----------   -----------   -----------   -----------

Interest Expense:
Savings and escrow .........................................         4,691         5,077         9,253         9,924
Time .......................................................         6,481         6,666        12,950        13,214
Money market and NOW .......................................         1,045           917         2,027         1,779
Borrowed funds .............................................        20,316         6,223        38,030        10,056
                                                               -----------   -----------   -----------   -----------
Total interest expense .....................................        32,533        18,883        62,260        34,973
                                                               -----------   -----------   -----------   -----------
Net interest income ........................................        34,307        29,167        67,324        57,543
Provision for Loan Losses ..................................            11           501            70         1,002
Net interest income after provision for possible loan losses        34,296        28,666        67,254        56,541

Other Income (Loss):
Service and fee income .....................................         9,043         1,977        14,537         4,126
Securities transactions ....................................           361            92           485           675
                                                               -----------   -----------   -----------   -----------
                                                                     9,404         2,069        15,022         4,801

                      STATEN ISLAND BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME

                                                              For the Three Months Ended    For the Six Months Ended
                                                                        June 30,                    June 30,
                                                               -------------------------   -------------------------
                                                                   1999         1998          1999          1998
                                                               -----------   -----------   -----------   -----------
                                                                                  (000's omitted)
                                                                                      unaudited
Other Expenses:
Personnel ..................................................        13,268         6,186        23,674        12,430
Occupancy and equipment ....................................         1,915         1,444         3,799         2,919
Amortization of intangible assets ..........................           557           519         1,110         1,038
FDIC Insurance .............................................            49            57            99           108
Data processing ............................................         1,214           997         2,141         2,193
Marketing ..................................................           354           337           702           674
Professional fees ..........................................           437           848           995         1,260
Other ......................................................         3,446         1,889         6,399         3,827
                                                               -----------   -----------   -----------   -----------
Total other expenses .......................................        21,240        12,277        38,919        24,449
                                                               -----------   -----------   -----------   -----------
Income before provision for income taxes ...................        22,460        18,458        43,357        36,893

Provision for Income Taxes .................................         9,129         7,515        17,706        15,353
                                                               -----------   -----------   -----------   -----------
Net Income .................................................   $    13,331   $    10,943   $    25,651   $    21,540
                                                               ===========   ===========   ===========   ===========

Earnings Per Share:
Basic ......................................................   $      0.35   $      0.27   $      0.66   $      0.52
Fully Diluted ..............................................   $      0.35   $      0.27   $      0.66   $      0.52

Weighted Average:
Common Shares ..............................................    45,130,312    45,130,312    45,130,312    45,130,312
Less: Unallocated ESOP/RRP Shares ..........................     3,374,827     3,375,706     3,403,278     3,406,586
Less: Treasury Shares ......................................     3,440,288          --       2,754,345          --
                                                               -----------   -----------   -----------   -----------
                                                                38,315,197    41,754,606    38,972,689    41,723,726
                                                               ===========   ===========   ===========   ===========


                  STATEN ISLAND BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (000's omitted)
                                    unaudited

                                                                                  Unallocated
                                                            Additional              Common                  Unearned
                                          Common             Paid-In                 Stock                    RRP
                                           Stock             Capital             Held by ESOP                Shares
                                       -----------------------------------------------------------------------------------

Balance January 1, 1999................   $ 451           $ 534,464                $ (38,456)              $ (30,873)

Change in unrealized
appreciation (depreciation)
on securities, net of tax..............

Allocation of 114,452 ESOP shares                               715                    1,374

Treasury stock (2,669,107) at cost.....

Net Income.............................




Dividends paid.........................

                                       ===================================================================================
Balance June 30, 1999..................   $ 451           $ 535,179                $ (37,082)              $ (30,873)
                                       ===================================================================================

                  STATEN ISLAND BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (000's omitted)
                                    unaudited

                                                                                               Accumulated
                                                                                                  Other
                                          Treasury        Comprehensive        Retained       Comprehensive
                                            Stock             Income            Income            Income           Total
                                       ---------------------------------------------------------------------------------------

Balance January 1, 1999................$ (27,480)                             $ 215,414         $ 15,522        $ 669,042

Change in unrealized
appreciation (depreciation)
on securities, net of tax..............                      (21,853)                            (21,853)         (21,853)

Allocation of 114,452 ESOP shares                                                                                   2,089

Treasury stock (2,669,107) at cost.....  (48,879)                                                                 (48,879)

Net Income.............................                       25,651             25,651                            25,651
                                                         -----------

                                                               3,798

Dividends paid.........................                                          (8,085)                           (8,085)

                                       =======================================================================================
Balance June 30, 1999..................$ (76,359)                             $ 232,980         $ (6,331)       $ 617,965
                                       =======================================================================================

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE 6 MONTHS ENDED JUNE 30, 1999 AND 1998

                                                               1999         1998
                                                            ---------    ---------
                                                                 (000 omitted)
                                                                   unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..............................................   $  25,651    $  21,540
Adjustments to reconcile net income to net cash
 provided by operating activities
Depreciation and amortization ...........................       1,174          917
Accretion and Amortization of bond and mortgage premiums        1,323          859
Amortization of intangible assets .......................       1,110        1,038
Loss (Gain) on sale of available for sale securities ....        (485)        (583)
Expense charge relating to allocation and earned
portions of employee benefit plan .......................       4,357        2,089
Other noncash expense (income) ..........................      (5,359)       2,033
Provision for loan losses ...............................          70        1,000
Decrease in deferred loan fees ..........................        (793)         (65)
Decrease (increase) in accrued interest receivable ......      (3,101)      (1,854)
Decrease (increase) in other assets .....................       6,802         (333)
(Decrease) increase in accrued interest other liabilities      15,558      (46,032)
(Increase) decrease in deferred income taxes ............       1,507          359
Recoveries of loans .....................................         501          440
                                                            ---------    ---------
Net cash provided by operating activities ...............      48,315      (18,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available for sale securities .............     260,740      214,926
Sales of available for sale securities ..................      23,045        7,987
Purchases of available for sale securities ..............    (422,821)    (504,002)
Principal collected on loans ............................     100,054       73,590
Loans made to cutomers ..................................    (734,892)    (236,239)
Purchases of Loans ......................................      (5,988)           0
Sale of Loans ...........................................     345,248        2,871
Capital expenditures ....................................        (657)      (1,278)
                                                            ---------    ---------
Net cash used in investing activities ...................    (435,271)    (442,145)


                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE 6 MONTHS ENDED JUNE 30, 1999 AND 1998

                                                               1999         1998
                                                            ---------    ---------
                                                                 (000 omitted)
                                                                   unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts ........................      92,533       33,316
Borrowings ..............................................     301,181      360,000
Dividends paid ..........................................      (8,085)      (3,159)
Purchase of Treasury Stock ..............................     (48,879)
                                                            ---------    ---------
Net cash provided by financing activities ...............     336,750      390,157
                                                            ---------    ---------
Net (decrease) increase in cash and cash equivalents ....     (50,206)     (70,580)

CASH AND EQUIVALENTS, beginning of year .................     133,109      148,935
                                                            ---------    ---------

CASH AND EQUIVALENTS, end of period .....................   $  82,903    $  78,355
                                                            =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for-
Interest ................................................   $  59,300    $  32,464
Income taxes ............................................   $   9,110    $  14,059

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

Basis of Financial Statement Presentation

               The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Staten Island Savings Bank (the "Bank") and the Bank's subsidiaries. The Bank's wholly owned subsidiaries are SIB Mortgage Corp. (the "Mortgage Company"), SIB Investment Corporation ("SIBIC"), and Staten Island Funding Corporation
("SIFC"), and American Construction Lending Service, Inc. ("ACLS"). All significant intercompany transactions and balances are eliminated in consolidation.

               The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six and three month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report and Form 10-K.

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

               The Bank has the following wholly owned subsidiaries:

               The Mortgage Company was incorporated in the State of New Jersey in 1998. The Mortgage Company was formed to purchase the assets of Ivy Mortgage Corp. The Mortgage Company currently originates loans in 22 states and had assets totaling $76.4 million at June 30, 1999.

               Staten Island Funding Corporation is a wholly-owned subsidiary of SIBIC incorporated in the State of Maryland in 1998 for the purpose of establishing a Real Estate Investment Trust ("REIT"). The Bank transferred real estate mortgage loans totaling $648.0 million, net, which included certain other associated assets and liabilities. In return the Bank received all the shares of common stock and the majority of the preferred stock in SIFC. The assets of SIFC totaled $666.0 million at June 30, 1999.

               SIB Investment Corporation was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at June 30, 1999 were $709.3 million.

               American Construction Lending Services, Inc. is a wholly owned subsidiary of the Bank incorporated in the state of Delaware in May 1999 and is located in the state of Connecticut. ACLS's main business line is originating residential construction loans throughout the country. The assets of ACLS totaled $95,000 as of June 30, 1999.

New Accounting Pronouncement

               In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137 "Accounting For Deriviative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133 which amended the effective date of SFAS No. 133. SFAS 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

               In management's opinion, SFAS No. 133, will not have a material effect on the Company's financial statements since the Company currently owns no derivative instruments affected by this statement.

               Securities - Available for Sale. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities of the Company at June 30, 1999 and December 31,1998.

                                                             June 30, 1999           December 31, 1998
                                                        -----------------------   -----------------------
Bonds - Available For Sale                               Amortized       Fair      Amortized       Fair
                                                           Cost         Value        Cost         Value
                                                        ----------   ----------   ----------   ----------
                                                                         (000's omitted)
U.S. Government .....................................   $   19,567   $   19,784   $   29,678   $   30,249
Govt. Sponsored Agencies ............................      141,815      137,924       45,632       46,093
Industrial and Finance ..............................      184,866      178,106      150,931      146,982
Foreign .............................................          549          514          289          248
                                                        ----------   ----------   ----------   ----------
Total Debt Securities ...............................      346,797      336,328      226,530      223,572
                                                        ----------   ----------   ----------   ----------

G.N.M.A. - M.B.S ....................................       18,630       18,444       20,555       21,035
F.H.L.M.C. - M.B.S ..................................      352,530      348,151      319,905      325,608
F.N.M.A. - M.B.S ....................................      523,853      523,827      558,595      563,898
Agency C.M.O.s ......................................      254,243      248,691      232,069      234,636
Privately Issued C.M.O.s ............................      454,834      443,938      473,424      476,329
Payments in Transit .................................        1,823        1,823        2,481        2,481
                                                        ----------   ----------   ----------   ----------
Total Mortgage-Backed and Mortgage Related Securities    1,605,913    1,584,874    1,607,029    1,623,987
                                                        ----------   ----------   ----------   ----------

                                                        ----------   ----------   ----------   ----------
 Total Bonds - Available For Sale ...................    1,952,710    1,921,202    1,833,559    1,847,559
                                                        ----------   ----------   ----------   ----------

Equity Securities                                        Amortized       Fair      Amortized       Fair
                                                           Cost         Value        Cost         Value
                                                        ----------   ----------   ----------   ----------
 Preferred Stock ....................................       78,870       76,219       79,010       80,150
 Common Stock .......................................       78,044       85,542       58,995       61,284
 IIMF Cap. Apprec ...................................       27,725       42,212       27,626       40,048
                                                        ----------   ----------   ----------   ----------
 Total Equity Securities ............................      184,639      203,973      165,631      181,482
                                                        ----------   ----------   ----------   ----------

                                                        ----------   ----------   ----------   ----------
Total Investments ...................................   $2,137,349   $2,125,175   $1,999,190   $2,029,041
                                                        ==========   ==========   ==========   ==========

               Loan Portfolio Composition The following table sets forth the composition of the Bank's loan portfolio at June 30, 1999 and December 31, 1998.

                                                June 30, 1999               December 31, 1998
                                        --------------------------      --------------------------
                                                        Percent of                      Percent of
                                           Amount         Total            Amount         Total
                                        -----------       ------        -----------       ------
                                         (Dollars in Thousands)           (Dollars in Thousands)
Mortgage loans:
Single-family residential ...........   $ 1,418,913        80.41%       $ 1,187,212        81.48%
Multi-family residential ............        35,871         2.03%            33,328         2.29%
Commercial real estate ..............       184,310        10.45%           137,720         9.45%
Construction and land ...............        52,290         2.96%            42,420         2.91%
Home equity .........................         5,956         0.34%             6,121         0.42%
                                        -----------       ------        -----------       ------
Total mortgage loans ................     1,697,340        96.19%         1,406,801        96.55%

Other loans:
Student loans .......................           591         0.03%               940         0.06%
Passbook loans ......................         5,785         0.33%             5,989         0.41%
Commercial business loans ...........        42,637         2.42%            36,592         2.51%
Other consumer loans ................        33,389         1.89%            24,070         1.65%
                                        -----------       ------        -----------       ------
Total other loans ...................        82,402         4.67%            67,591         4.63%
Total loans receivable ..............     1,779,742       100.86%         1,474,392       101.18%

Less:
Premium (discount) on loans purchased         2,542         0.14%             1,194         0.08%
Allowance for loan losses ...........       (16,600)       (0.94)%          (16,617)       (1.14)%
Deferred loan fees ..................        (1,118)       (0.06)%           (1,911)       (0.12)%
                                        -----------       ------        -----------       ------
Loans receivable, net ...............   $ 1,764,566       100.00%       $ 1,457,058       100.00%
                                        ===========       ======        ===========       ======

Delinquent Loans. The following table sets forth information concerning delinquent loans at June 30, 1999, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balance of related loans, rather than the actual payment amounts which are past due.

                                                                                     June 30, 1999
                                            ------------------------------------------------------------------------------------
                                                   30-59 Days                   60-89 Days                 90 Days or More
                                            -------------------------     -------------------------     ------------------------
                                                     Percent of Loan                Percent of Loan              Percent of Loan
                                             Amount      Category          Amount      Category         Amount      Category
                                             ------      --------          ------      --------         ------      --------
                                                                            (Dollars in Thousands)
Mortgage loans:
Single-family residential .........         $24,934        1.76%          $ 5,106        0.36%          $ 4,572       0.32%
Multi-family residential ..........            --            --                47        0.13%             --         0.0
Commercial real estate ............           6,476        3.51%              745        0.40%            1,076       0.58%
Construction and land .............             138        0.26%             --          0.00%            2,128       4.07%
Home equity .......................             311        5.22%               34        0.57%              173       2.90%
                                            -------        ----           -------        ----           -------       ----
Total mortgage loans ..............          31,859        1.88%            5,932        0.35%            7,949       0.47%

 Other loans:
Commercial business loans .........           1,304        3.06%              135        0.32%              568       1.33%
Other loans .......................           1,000        2.51%              367        0.92%              602       1.51%
                                            -------        ----           -------        ----           -------       ----
Total other loans .................           2,304        2.80%              502        0.61%            1,170       1.42%
                                            -------        ----           -------        ----           -------       ----

Total loans .......................          34,163        1.92%            6,434        0.36%            9,119       0.51%
                                            =======        ====           =======        ====           =======       ====

               Non-Performing Assets. The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans and other real estate owned at June 30, 1999 and December 31, 1998.

                                                      June 30, 1999   December 31, 1998
                                                     --------------   -----------------
                                                              (000's omitted)
Non-accrual loans:
 Mortgage loans:
Single-family residential ........................       $ 5,054        $ 7,067
Multi-family residential .........................          --              131
Commercial real estate ...........................         4,295          6,534
Construction and land ............................         1,378          1,761
Home equity ......................................           208            212
 Other loans:
Commercial business loans ........................         1,501            346
Other loans ......................................           262            181
                                                         -------        -------
Total non-accruing loans .........................        12,698         16,232
                                                         -------        -------
Total non-performing loans .......................        12,698         16,232
                                                         -------        -------
Other real estate owned, net .....................         1,028            849
                                                         -------        -------
Total non-performing assets ......................       $13,726        $17,081
                                                         =======        =======


Non-performing assets to total loans .............          0.77%          1.16%

Non-performing assets to total assets ............          0.33%          0.45%

Non-performing loans to total loans ..............          0.71%          1.10%

Non-performing loans to total assets .............          0.31%          0.43%

               Allowance for Loan Losses. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                          Six Months
                                                             Ended      Year Ended
                                                           June 30,     December 31,
                                                          --------------------------
                                                            1999           1998
                                                          --------------------------
                                                              (000's omitted)
Allowance at beginning of period ...................      $16,617       $15,709
Provisions .........................................           70         1,594
Increase as a result of acquisition ................                         96
Charge-offs:
Mortgage loans:
   Construction, land and land development .........         --            --
   Single-family residential .......................           70           358
   Multi-family residential ........................         --              31
   Commercial real estate ..........................          217           344
Other loans ........................................          301         1,386
                                                          -------       -------
   Total charge-offs ...............................          588         2,119
Recoveries:
Mortgage loans:
   Construction, land and land development .........         --               3
   Single-family residential .......................          301           267
   Multi-family residential ........................         --            --
   Commercial real estate ..........................            2           210
Other loans ........................................          198           857
                                                          -------       -------
   Total recoveries ................................          501         1,337
                                                          =======       =======
Allowance at end of period .........................      $16,600       $16,617
                                                          =======       =======

Allowance for possible loan losses
to total nonperforming loans at
end of period ......................................       130.73%       102.37%

Allowance for possible loan losses
to total loans at end of period ....................         0.93%         1.13%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition

               Total assets at June 30, 1999 were $4.1 billion or $357.2 million or 9.46% more than total assets at December 31, 1998. The increase in total assets was the result of an increase of $307.5 million or 21.1% in loans net and an increase in securities available for sale of $96.1 million or 4.74%. The increase in loans, net was primarily due to the Bank's continued efforts to increase lending volumes through its broker program for residential loans and its business development program for commercial loans along with the retention of certain adjustable rate residential loans originated by the Mortgage Company. The increase in the securities available for sale portfolio was the result of the Bank continuing its capital management strategy to fund asset growth through borrowings at spreads deemed acceptable to management.

               Total deposits increased $90.3 million or 5.23% from $1.7 billion December 31, 1998 to $1.8 billion June 30, 1999. The Bank's continued business development efforts especially for commercial accounts, is the primary reason for this increase. Non-interest bearing demand deposit accounts increased $41.7 million, savings accounts increased by $22.0 million, time accounts increased by $17.3 million, NOW accounts increased by $4.9 million and money market accounts increased by $4.5 million during the six months ended June 30, 1999.

               Borrowed funds increased $301.2 million or 22.4% to $1.6 billion at June 30, 1999 from $1.3 billion at December 31, 1998. The increase was due to the Bank's continuing strategy to fund asset growth through borrowings when acceptable spreads can be obtained. The borrowed funds consist of reverse repurchase agreements with Wall Street brokerage firms and the Federal Home Loan Bank of New York ("FHLB") and advances from the FHLB secured by the Bank's residential loan portfolio.

               Stockholders' equity as of June 30, 1999 was $618.0 million or 14.95% of total assets compared to $669.0 million or 17.71% of total assets as of December 31, 1998. The decrease of $51.1 million was primarily due to the stock repurchase program which resulted in the purchase of 2.7 million shares at a cost of $48.9 million during the first six months of 1999, aggregate cash dividend payments of $8.1 million and a decrease of $21.9 million in unrealized appreciation on available for sale securities, net of taxes. These decreases were partially offset by net income of $25.7 million and the allocation of Employee Stock Ownership Plan ("ESOP") shares resulting in an increase of $2.1 million. The tangible book value per share was $14.66 as of June 30, 1999.

Results of Operations

               The Company reported net income of $13.3 million or $0.35 per share for the three months ended June 30, 1999 compared to net income of $10.9 million or $0.27 per share for the three months ended June 30, 1998. The increase of $2.4 million or 21.82% for the quarter was primarily due to an increase of $5.1 million or 17.62% in net interest income and a $7.3 million or 354.52% increase in other income. These increases in income were partially offset by a $9.0 million increase in total other expenses and a $1.6 million increase in the provision for income taxes.

               For the six months ended June 30, 1999 earnings were $25.7 million compared to $21.5 million for the six months ended June 30, 1998, an increase of $4.1 million or 19.09%. The increase in net income for the first six months of 1999 was primarily due to an increase in net interest income of $9.8 million and an increase in other income of $10.2 million which were partially offset by an increase of $14.5 million in total other expenses and an increase in the provision for income taxes of $2.4 million. Earnings per share for the first six months of 1999 were $0.66 compared to $0.52 for the first six months of 1998.

Interest Income

               The Company's total interest income was $66.8 million for the three months ended June 30, 1999 compared to $48.1 million for the three months ended June 30, 1998. The $18.8 million or 39.11% increase was primarily due to a $10.2 million increase in interest income from securities and an $8.4 million increase in interest income from loans. The primary reasons for the increase in interest income from securities was an increase of $645.6 million in the average balance of securities. The increase in interest income from loans was primarily due to an increase of $470.0 million in the average balance of loans partially offset by a decrease in the average yield from 7.87% for the first quarter of 1998 to 7.67% for the second quarter of 1999. The increase in the average balance of the securities portfolio was due to the Bank's continued program to leverage its balance sheet through the use of borrowed funds to fund asset growth at spreads deemed acceptable by management. The increase in the average balance of the loan portfolio was due to increased loan demand, the additional loans held for sale by the Mortgage Company, the Bank's business development efforts especially in commercial loans and the continued growth in the Bank's broker program. The decrease in the average yield on the loan portfolio was due to the payoff of certain higher yielding loans and the origination of loans at market interest rates which are currently lower than the average yield on the Bank's loan portfolio.

               Interest income for the six months ended June 30, 1999 was $129.6 million compared to $92.5 million for the six months ended June 30, 1998. The increase of $37.1 million or 40.1% was primarily due to an increase of $20.2 million or 45.20% in interest income from securities and an increase of $16.4 million or 34.9% in interest income from loans. The increase in interest income from securities was due to an increase of $666.7 million in the average balance of securities which was partially offset by a decrease of 10 basis points in the average yield to 6.32%. The increase in interest income from loans was due to an increase of $467.0 million in the average balance of loans which was partially offset by a decrease in the average yield from 8.02% for the six months ended June 30, 1998. The reasons for the growth in the securities and loan portfolios and the decrease in the average yield of the loan portfolio are the same as stated for the second quarter of 1999. The decrease in the average yield of the securities portfolio was primarily due to the payoff of higher yielding investments and the reinvestment of these funds at lower current market rates.

Interest Expense

               The Company's total interest expense was $32.5 million for the second quarter of 1999, an increase of $13.7 million or 72.29% over the second quarter of 1998. The primary reason for the increase was a $14.1 million increase in interest expense on borrowed funds due to an increase of $1.1 billion in the average balance of borrowed funds partially offset by a decrease in the average cost from 5.73% for the second quarter of 1998 to 5.19% for the second quarter of 1999. The increase in the average balance is a result of the Bank's leverage program to fund asset growth. The decline in the average cost was primarily due to the decline in interest rates.

               For the six month period ended June 30, 1999, interest expense was $62.3 million compared to $35.0 million for the six months ended June 30, 1998. The increase of $27.3 million or 78.02% was primarily due to an increase of $28.0 million in interest expense on borrowed funds. The increase in interest expense on borrowed funds was due to an increase of $1.1 billion in the average balance of borrowed funds which was partially offset by a decrease in the average cost from 5.87% for the first six months of 1998 to 5.23% for the first six months of 1999. The reason for the growth in the average balance and the decline in the average cost in the six month period are the same as those discussed above for the second quarter of 1999.

Net Interest Income

               Net interest income increased $5.1 million or 17.62% to $34.3 million for the three months ended June 30, 1999 compared to $29.2 million for the second quarter of 1998. The increase was due to a $18.8 million or 39.1% increase in interest income which was partially offset by a $13.7 million or 72.29% increase in interest expense. The Company's interest rate spread and interest rate margin amounted to 2.59% and 3.53%, respectively, for the three months ended June 30, 1999 compared to 2.85% and 4.24%, respectively, for the comparable period in 1998. Such decreases were primarily due to the declining rate environment over the past year resulting in lower interest earning asset yields and the Bank's continued use of borrowed funds.

               For the six month period ended June 30, 1999, net interest income was $67.3 million an increase of $9.8 million or 17.0% over the same period in 1998. The increase was the result of a $37.1 million or 40.1% increase in interest income which was partially offset by a $27.3 million or 78.02% increase in interest expense. The average cost of deposits for the first six months of 1998 was 3.66% compared to 3.35% for the first six months of 1999. The increase in the average cost was due to the declining interest rate environment and the use of borrowed funds which had an average cost of 5.23% for the current six month period compared to 5.81% for the six month period ending June 30, 1998.

               The Company's interest rate spread and interest rate margin for the six month period ending June 30, 1999 was 2.62% and 3.59% respectively, compared to 3.03% and 4.43% respectively for the six month period ended June 30, 1998. The Bank's use of borrowed funds to leverage the balance sheet and the previous declining rate environment has resulted in the decrease in the interest rate spread and interest rate margin.

Provision For Loan Losses

               The provision for loan losses for the three months ended June 30, 1999 was $11,000 compared to $501,000 for the three months ended June 30, 1998. For the six month period ended June 30, 1999 the provision for loan losses was $70,000 compared to $1.0 million for the first six months of 1998.

               Non-performing assets were $13.7 million at June 30, 1999 compared to $17.1 million at December 31, 1998. Non-performing assets were .31% of total assets at June 30, 1999 and .43% at December 31, 1998. During the first six months of 1999 non-performing assets decreased $3.4 million or 20.0%.

               The allowance for loan losses was $16.6 million as of both June 30, 1999 and December 31, 1998. The decline in non-performing assets has resulted in the allowance for loan losses growing to 130.74% of non-performing loans as of June 30, 1999 compared to 102.37% as of December 31, 1998. Management of the Company believes that as of June 30, 1998, the allowance for loan losses was adequate. However, no assurance can be given that future charge-offs and/or provisions will not be needed.

Other Income

               Other income was $9.4 million for the three months ended June 30, 1999 compared to $2.1 million for the comparable time period last year. The increase of $7.3 million was primarily due to fees generated by the Mortgage Company. The Company acquired the Mortgage Company in November 1998.

               For the six month period ended June 30, 1999 other income was $15.0 million compared to $4.8 million for the six months ended June 30, 1999. The primary reason for the increase of $10.2 million was the activities of the Mortgage Company.

Total Other Expenses

               Total other expenses for the second quarter of 1999 were $21.2 million compared to $12.3 million for the second quarter of 1998. The increase of $9.0 million was primarily due to an increase of $7.1 million in personnel costs, of which $2.7 million is commissions and $1.6 million in other expenses. The increase in personnel costs was due to the additional personnel costs of the Mortgage Company of $2.4 million, non-cash expense generated by the RRP plan of $1.5 million, and other routine merit pay increases. The increase in commissions is primarily due to the Mortgage Company. The increase in other expenses was primarily due to the additional loan and administrative costs generated by the Mortgage Company.

               For the six month period ended June 30, 1999 total other expenses were $38.9 million compared to $24.4 million for the same time period last year. The increase of $14.5 million was primarily due to increases in personnel costs of $11.2 million, of which $3.7 million is commissions and in other expenses of $2.5 million. The increase in personnel costs was primarily due to costs generated by the Mortgage Company of $4.1 million, the non-cash expense generated by the Company's Recognition and Retention Plan ("RRP") of $3.0 million and routine merit pay increases. The increase in commissions was primarily due to the Mortgage Company. The primary reason for the increase in other expenses is the same as stated in the three month period.

Provision For Income Taxes

               The provision for income taxes for the three months ended June 30, 1999 was $9.1 million compared to $7.5 million for the three months ended June 30, 1998. The primary reason for the increase was the $4.0 million increase in income before provision for income taxes. The effective tax rate for the second quarter of 1999 was 40.6% compared to 40.7% for the second quarter of 1998.

               For the six month period ended June 30, 1999 the provision for income taxes was $17.7 million compared to $15.4 million for the comparable period last year. The primary reason for the increase was the $6.5 million increase in income before income taxes which was partially offset by a decrease in the effective tax rate. This resulted in an effective tax rate of 40.8% for the 1999 period and 41.6% for the 1998 period. The lower rate during 1999 was a result of certain tax planning strategies put in place in the second quarter of 1998.

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

               As of June 30, 1999, the Company had borrowed funds totaling $1.6 billion as an alternative funding source for asset growth. The Company intends to continue the use of borrowings to leverage its capital base and provide funds for its lending and investment activities.

               Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses it sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At June 30, 1999, total approved loan origination commitments outstanding amounted to $332.7 million. At the same date, the unadvanced portion of construction loans amounted to $23.6 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1999 totaled $459.8 million. Investment securities scheduled to mature in one year or less at June 30, 1999 totaled $12.4 million and amortization from investments is projected at $296.5 million over the next 12 months. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with borrowings, to meets its current commitments.

Capital

               At June 30, 1999, the Bank had regulatory capital which was well in excess of regulatory requirements set by the OTS. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):

                                             Required Capital                   Actual Capital                  Excess Capital
                                      ----------------------------       --------------------------     ---------------------------
                                        Amount            Percent         Amount            Percent      Amount             Percent
                                      ---------          --------        --------          --------     --------            -------
Tangible capital                      $ 59,087            1.50%          $379,236            9.63%      $320,149             8.13%

Core capital                          $157,667            4.00%          $381,764            9.69%      $224,097             5.69%

Risk-based capital                    $149,590            8.00%          $398,565           21.32%      $248,975            13.32%

Year 2000

               In the third quarter of 1998, the Company converted most of its mission critical systems, such as deposits and loans, to a Year 2000 compliant platform provided by a new data processing servicer. The cost of this Year 2000 compliance is born by the servicer under terms of Company's contract with them. A comprehensive test of the Year 2000 functionality of the system was completed during the first quarter of 1999. No significant problems were noted in the test process. The Company's other information technology systems have been substantially upgraded for Year 2000 compliance. In accordance with regulatory guidelines, the Company has developed a Year 2000 business resumption contingency plan. The Company anticipates spending $150,000 to $200,000 on Year 2000 compliance in 1999. All such costs are charged to expense as incurred.

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

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                             Three Months Ended June 30,
                                                   ---------------------------------------------------------------------------------
                                                     1999                                      1998
                                                   ---------------------------------------------------------------------------------
                                                                               Average                                   Average
                                                   Average                     Yield/         Average                     Yield/
                                                   Balance       Interest       Cost          Balance      Interest        Cost
                                                   ---------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1):
Real estate loans............................    $ 1,637,579     $ 31,046       7.60%      $ 1,194,794     $ 23,106        7.76%
Other loans..................................         73,918        1,670       9.06%           46,690        1,245       10.69%
                                                 -----------     --------                  -----------     --------
   Total loans...............................      1,711,497       32,716       7.67%        1,241,484       24,351        7.87%
Securities...................................      2,127,027       33,420       6.30%        1,481,474       23,257        6.30%
Other interest-earning assets (2)............         61,473          705       4.60%           33,109          442        5.36%
                                                 -----------     --------       ----       -----------     --------        ----
Total interest-earning assets................      3,899,997       66,841       6.87%        2,756,067       48,050        6.99%
                                                                 --------       ----                       --------        ----
Noninterest-earning assets...................        136,300                                    84,453
                                                 -----------                               -----------
Total assets.................................    $ 4,036,297                               $ 2,840,520
                                                 ===========                               ===========


Interest-bearing liabilities:
Deposits:
NOW and money market deposits................        167,414        1,045       2.50%          146,888          917        2.50%
Savings and escrow accounts..................        756,951        4,691       2.49%          721,833        5,077        2.82%
Certificates of deposits.....................        549,817        6,481       4.73%          524,493        6,666        5.10%
                                                 -----------     --------       ----       -----------     --------        ----
   Total deposits............................      1,474,182       12,217       3.32%        1,393,214       12,660        3.64%
Total  Borrowings............................      1,570,711       20,316       5.19%          435,891        6,223        5.73%
                                                 -----------     --------       ----       -----------     --------        ----
Total interest-bearing liabilities...........      3,044,893       32,533       4.29%        1,829,105       18,883        4.14%
                                                                 --------       ----                       --------        ----
Noninterest-bearing liabilities (3)..........        352,508                                   310,044
                                                 -----------                               -----------
Total liabilities............................      3,397,401                                 2,139,149
Stockholder's equity.........................        638,896                                   701,371
                                                 -----------                               -----------
Total liabilities and stockholders' equity...    $ 4,036,297                               $ 2,840,520
                                                 ===========                               ===========
Net interest-earning assets..................      $ 855,104                                 $ 926,962
                                                   =========     --------                    =========     --------
Net interest income/interest rate spread.....                    $ 34,308       2.59%                      $ 29,167        2.85%
                                                                 ========       ====                       ========        ====

Net interest margin..........................                                   3.53%                                      4.24%
                                                                                ====                                       ====
Ratio of average interest-earning assets
   to average interest-bearing liabilities...                                 128.08%                                    150.68%
                                                                              ======                                     ======

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                                                                       Six Months Ended June 30,
                                             ---------------------------------------------------------------------------------------
                                                   1999                                           1998
                                             ---------------------------------------------------------------------------------------
                                                                                  Average                                    Average
                                                  Average                          Yield/        Average                      Yield/
                                                  Balance           Interest        Cost         Balance        Interest      Cost
                                             ---------------------------------------------------------------------------------------
                                                                                        (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1):
Real estate loans............................   $ 1,577,804         $ 60,344        7.71%      $ 1,135,595      $ 44,514       7.90%
Other loans..................................        70,563            3,036        8.68%           45,749         2,471      10.89%
                                                -----------         --------                   -----------      --------
   Total loans...............................     1,648,367           63,380        7.75%        1,181,344        46,985       8.02%
Securities...................................     2,068,175           64,772        6.32%        1,402,031        44,607       6.42%
Other interest-earning assets (2)............        62,527            1,432        4.62%           34,625           924       5.38%
                                                -----------         --------        ----       -----------      --------       ----
Total interest-earning assets................     3,779,069          129,584        6.91%        2,618,000        92,516       7.13%
                                                                    --------        ----       -----------      --------       ----
Noninterest-earning assets...................       140,828                                        104,810
                                                -----------                                    -----------
Total assets.................................   $ 3,919,897                                    $ 2,722,810
                                                ===========                                    ===========


Interest-bearing liabilities:
Deposits:
NOW and money market deposits................       162,887            2,027        2.51%          143,063         1,779       2.51%
Savings and escrow accounts..................       748,763            9,253        2.49%          708,821         9,924       2.82%
Certificates of deposits.....................       545,616           12,950        4.79%          521,966        13,214       5.11%
                                                -----------         --------        ----       -----------      --------       ----
   Total deposits............................     1,457,266           24,230        3.35%        1,373,850        24,917       3.66%
Total  Borrowings............................     1,465,759           38,030        5.23%          348,756        10,056       5.81%
                                                -----------         --------        ----       -----------      --------       ----
Total interest-bearing liabilities...........     2,923,025           62,260        4.30%        1,722,606        34,973       4.09%
                                                                    --------        ----                        --------       ----
Noninterest-bearing liabilities (3)..........       347,924                                        303,707
                                                -----------                                    -----------
Total liabilities............................     3,270,949                                      2,026,313
Stockholder's equity.........................       648,948                                        696,497
                                                -----------                                    -----------
Total liabilities and stockholders' equity...   $ 3,919,897                                    $ 2,722,810
                                                ===========                                    ===========
Net interest-earning assets..................     $ 856,044                                      $ 895,394
                                                  =========         --------                     =========      --------
Net interest income/interest rate spread.....                       $ 67,324        2.62%                       $ 57,543       3.03%
                                                                    ========        ====                        ========       ====

Net interest margin..........................                                       3.59%                                      4.43%
                                                                                    ====                                       ====
Ratio of average interest-earning assets
   to average interest-bearing liabilities...                                     129.29%                                    151.98%
                                                                                  ======                                     ======


(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.

(2)  Includes money market accounts and Federal Funds sold.

(3)  Consists primarily of demand deposit accounts.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. The information provided with respect to (I) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                                                            Three Months Ended June 30,
                                                              1999 compared to 1998
                                                      Increase (decrease) due to       Total
                                                                            Rate/   Net Increase
                                                     Rate       Volume     Volume    (Decrease)
                                                   --------    --------   --------    --------
                                                                 (000's omitted)
Interest-earning assets:
Loans receivable:
Real estate loans ..............................   $   (455)   $  8,563   $   (169)   $  7,939
Other loans ....................................       (189)        726       (111)        426
                                                   --------    --------   --------    --------
Total loans receivable .........................       (644)      9,289       (280)      8,365
Securities .....................................         20      10,134          8      10,162
Federal funds sold and interest-bearing deposits        (62)        379        (54)        263
Total net change in income on interest-
                                                   --------    --------   --------    --------
earning assets .................................       (686)     19,802       (326)     18,790
                                                   --------    --------   --------    --------

Interest-bearing liabilities:
Deposits:
NOW and money market deposits ..................       --           128       --           128
Savings and escrow accounts ....................       (603)        247        (30)       (386)
Certificates of deposit ........................       (484)        322        (23)       (185)
                                                   --------    --------   --------    --------
Total deposits .................................     (1,087)        697        (53)       (443)
Borrowings .....................................       (585)     16,200     (1,522)     14,093
                                                   --------    --------   --------    --------
Total net change in expense on
interest-bearing liabilities ...................     (1,672)     16,897     (1,575)     13,650
                                                   --------    --------   --------    --------
Net change in net interest income ..............   $    986    $  2,905   $  1,249    $  5,140
                                                   ========    ========   ========    ========

                                                               Six Months Ended June 30,
                                                                 1998 compared to 1997
                                                        Increase (decrease) due to       Total
                                                                              Rate/    Net Increase
                                                       Rate       Volume     Volume    (Decrease)
                                                     --------    --------   --------    --------
                                                                   (000's omitted)
Interest-earning assets:
Loans receivable:
Real estate loans ..............................     $ (1,082)   $ 17,334   $   (422)   $ 15,830
Other loans ....................................         (502)      1,340       (273)        565
                                                     --------    --------   --------    --------
Total loans receivable .........................       (1,584)     18,674       (695)     16,395
Securities .....................................         (698)     21,194       (331)     20,165
Federal funds sold and interest-bearing deposits         (131)        744       (105)        508
Total net change in income on interest-
                                                     --------    --------   --------    --------
earning assets .................................       (2,413)     40,612     (1,131)     37,068
                                                     --------    --------   --------    --------

Interest-bearing liabilities:
Deposits:
NOW and money market deposits ..................            1         247       --           248
Savings and escrow accounts ....................       (1,165)        559        (66)       (672)
Certificates of deposit ........................         (825)        599        (37)       (263)
                                                     --------    --------   --------    --------
Total deposits .................................       (1,989)      1,405       (103)       (687)
Borrowings .....................................       (1,007)     32,207     (3,226)     27,974
                                                     --------    --------   --------    --------
Total net change in expense on
interest-bearing liabilities ...................       (2,996)     33,612     (3,329)     27,287
                                                     --------    --------   --------    --------
Net change in net interest income ..............     $    583    $  7,000   $  2,198    $  9,781
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

         Item 1   Legal Proceedings
                  Not applicable

         Item 2   Changes in Securities and Use of Proceeds
                  Not applicable

         Item 3   Defaults Upon Senior Securities
                  Not applicable

         Item 4   Submission of Matters to a Vote of Security Holders

                  a. An annual meeting of shareholders of the Company was held on April 29, 1999 ("Annual Meeting").

                  b.   Not Applicable

                  c. There were 42,683,705 shares of Common Stock of the Company eligible to be voted at the annual meeting and 36,163,840 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the annual meeting and the vote for each proposal were as follows:

                  1.   Election of directors for a three year term

                                                          For        Withheld
                                                          ---        --------
                           Harold Banks              35,605,198      558,641
                           Dennis P. Kelleher        35,686,185      477,654
                           Julius Mehrberg           35,668,846      494,994

                  2. Proposal to amend the Company's 1998 Stock Option Plan and the Company's 1998 Recognition and Retention Plan and Trust so that upon change of control the awards and options are fully vested.

                                    For                Against        Abstain
                                    ---                -------        -------
                                  32,601,085          3,171,764       390,991

                  3.       Proposal   to  ratify  the   appointment   of  Arthur
                           Andersen, LLP as the Company's independent auditors for the year ending December 31, 1999.

                                    For                Against        Abstain
                                    ---                -------        -------
                                  35,793,476           237,965        132,397

                  d.       Not applicable

         Item 5   Other Information

         The Company's available for sale investment securities include corporate bonds, with a carrying value of $7.5 million at June 30, 1999, from a corporate creditor which reportedly has been experiencing financial difficulties. These securities were acquired by the Company in July 1998 for approximately $10.0 million. While the Company has received timely payments on these bonds to date, the carrying value had been reduced by $2.5 million as of June 30, 1999 to reflect the reduction in their market value. The creditor recently announced that it has entered into new financing arrangements which are expected to provide it with additional stability during the coming months. No assurance can be given that the Company will not be required to take further write-downs and/or recognize losses on these bonds in the future if the creditor's financial condition deteriorates further. If the Company determines that these bonds are permanently impaired, the Company would recognize a charge to current earnings equal to the difference between the cost and the carrying value at such time. While there is a limited market value for these bonds, management believes that the fair value as of August 13, 1999 is approximately $4.0 to $5.0 million.

         Item 6   Exhibits and Reports on Form 8-K
                  a) 27.0  Financial Data Schedule
                  b) No Form 8-K reports were filed during the quarter

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                STATEN ISLAND BANCORP, INC.



Date:  August 16, 1999          By: /s/ Harry P. Doherty
                                   -------------------------
                                   Harry P. Doherty, Chairman of the Board
                                   and Chief Executive Officer



Date:  August 16, 1999          By: /s/ Edward Klingele
                                    ----------------------
                                    Edward Klingele, Sr. Vice President
                                    and Chief Financial Officer