Form 10-Q
period 1999-09-30
STATEN ISLAND BANCORP INC
filed 1999-11-12
CIK 1042801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Transition period from __________ to __________

                         Commission File Number 1-13503

                           STATEN ISLAND BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    13-3958850
---------------------------------------------           ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
                 or organization)                       Identification Number)

               15 Beach Street
         STATEN ISLAND, NEW YORK                                  10304
------------------------------------                 ---------------------------
      (Address of principal executive office)                  (Zip Code)


                                 (718-447-7900)
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 DAYS. YES [ X ] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 39,614,623 shares of Common Stock outstanding as of November 8, 1999.

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY


TABLE OF CONTENTS                                                        PAGE
-----------------                                                        ----

Part I            Financial Information

     Item 1 Financial Statements

            Statements of Condition                                         1
            (As of September 30, 1999 and December 31, 1998)

            Statements of Income (For three and nine months ended
            September 30, 1999 and three and nine months ended
            September 30, 1998)                                             2

            Statement of Changes in Stockholders' Equity
            (For nine months ended September 30, 1999)                      3

            Statements of Cash Flows (For the nine months ended
            September 30, 1999 and 1998)                                    4

            Notes to Consolidated Financial Statements                      5-11

    Item 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      12-16

    Item 3  Quantitative and Qualitative Disclosures About Market Risk

Part II        Other Information

    ITEM 1  LEGAL PROCEEDINGS                                              19
            -----------------

    ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS                      19
            -----------------------------------------

    ITEM 3  DEFAULTS UPON SENIOR SECURITIES                                19
            -------------------------------

    ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            19
            ---------------------------------------------------

    ITEM 5  OTHER INFORMATION                                              19
            -----------------

    ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                               19
            --------------------------------

                          STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF CONDITION

                                                            --------------------------------------
                                                            SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                            -----------------    -----------------
                                                                        (000'S OMITTED)
ASSETS                                                                    unaudited
ASSETS:

Cash and due from banks ...................................     $    57,856      $    88,059
Federal funds sold ........................................          21,000           45,050
Securities available for sale .............................       2,049,555        2,029,041
Loans, net ................................................       1,949,646        1,457,058
Loans held for sale, net ..................................          54,331           77,943
Accrued interest receivable ...............................          22,481           19,389
Bank premises and equipment, net ..........................          23,114           22,163
Intangible assets, net ....................................          15,999           17,701
Other assets ..............................................         148,886           20,543
                                                                -----------      -----------
Total assets ..............................................     $ 4,342,868      $ 3,776,947
                                                                ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Due Depositors-

Savings ...................................................     $   747,147      $   730,614
Time ......................................................         567,669          537,154
Money market ..............................................          90,874           82,360
NOW accounts ..............................................          74,839           73,541
Demand deposits ...........................................         329,895          305,392
                                                                -----------      -----------
                                                                  1,810,424        1,729,061
Borrowed funds ............................................       1,880,777        1,344,517
Advances from borrowers for taxes and insurance ...........          10,743            7,091
Accrued interest and other liabilities ....................          36,661           27,236
                                                                -----------      -----------
Total liabilities .........................................       3,738,605        3,107,905
                                                                -----------      -----------

STOCKHOLDERS' EQUITY:

Common stock, par value $.01 per share, 100,000,000 shares
authorized, 45,130,312 issued and 40,234,723 outstanding at
September 30, 1999 and 45,130,312 issued and 43,704,812
outstanding at December 31, 1998 ..........................             451              451
Additional paid-in-capital ................................         536,128          534,464

Retained earnings-substantially restricted ................         242,061          215,414
Unallocated common stock held by ESOP .....................         (36,396)         (38,456)
Unearned common stock held by RRP .........................         (25,439)         (30,873)
Treasury stock 4,895,589 shares at September 30, 1999

and 1,425,500 at December 31, 1998 at cost ................         (91,101)         (27,480)
                                                                -----------      -----------
                                                                    625,704          653,520
Accumulated other comprehensive income, net of taxes ......         (21,441)          15,522
                                                                -----------      -----------
Total stockholders' equity ................................         604,263          669,042
                                                                -----------      -----------
Total liabilities and stockholders' equity ................     $ 4,342,868      $ 3,776,947
                                                                ===========      ===========

                                        3

                                             STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

                                                  CONSOLIDATED STATEMENTS OF INCOME


                                                                      FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                      ---------------------------     ---------------------------
                                                                         1999             1998            1999            1998
                                                                      -----------     -----------     -----------     -----------
                                                                                            (000'S OMITTED)
                                                                                                unaudited
INTEREST INCOME:

Loans ...........................................................     $    36,134     $    25,960     $    99,514     $    72,945
Securities, available for sale ..................................          34,347          27,626          99,119          72,233
Federal funds sold ..............................................             375             482           1,807           1,406
                                                                      -----------     -----------     -----------     -----------
   Total interest income ........................................          70,856          54,068         200,440         146,584
                                                                      -----------     -----------     -----------     -----------

INTEREST EXPENSE:

Savings and escrow ..............................................           4,761           5,245          14,014          15,169
Time ............................................................           6,685           6,916          19,635          20,130
Money market and NOW ............................................           1,060             954           3,087           2,733
Borrowed funds ..................................................          23,760          11,028          61,790          21,084
                                                                      -----------     -----------     -----------     -----------
   Total interest expense .......................................          36,266          24,143          98,526          59,116
                                                                      -----------     -----------     -----------     -----------
   Net interest income ..........................................          34,590          29,925         101,914          87,468
PROVISION FOR LOAN LOSSES .......................................              30             500             100           1,502
                                                                      -----------     -----------     -----------     -----------
     Net interest income after provision for possible loan losses          34,560          29,425         101,814          85,966

OTHER INCOME:
Service and fee income ..........................................           8,756           1,844          23,293           5,970
Securities transactions .........................................             436              72             921             747
                                                                      -----------     -----------     -----------     -----------
                                                                            9,192           1,916          24,214           6,717

OTHER EXPENSES:
Personnel .......................................................          12,930           7,360          36,604          19,790
Occupancy and equipment .........................................           1,976           1,598           5,776           4,517
Amortization of intangible assets ...............................             565             519           1,675           1,557
FDIC Insurance ..................................................              50              52             150             160
Data processing .................................................           1,109             926           3,250           3,119
Marketing .......................................................             379             337           1,082           1,011
Professional fees ...............................................             580             464           1,574           1,724
Other ...........................................................           3,851           2,071          10,248           5,898
                                                                      -----------     -----------     -----------     -----------
   Total other expenses .........................................          21,440          13,327          60,359          37,776
                                                                      -----------     -----------     -----------     -----------
   Income before provision for income taxes .....................          22,312          18,014          65,669          54,907

PROVISION FOR INCOME TAXES ......................................           8,740           7,066          26,445          22,419
                                                                      -----------     -----------     -----------     -----------
Net Income ......................................................     $    13,572     $    10,948     $    39,224     $    32,488
                                                                      ===========     ===========     ===========     ===========
EARNINGS (LOSS) PER SHARE:

Basic ...........................................................     $      0.36     $      0.26     $      1.02     $      0.78
Fully Diluted ...................................................     $      0.36     $      0.26     $      1.02     $      0.78

WEIGHTED AVERAGE:

Common Shares ...................................................      45,130,312      45,130,312      45,130,312      45,130,312
Less: Unallocated ESOP/RRP Shares ...............................       3,314,155       3,318,487       3,373,244       3,377,531
Less: Treasury Shares ...........................................       4,402,415            --         3,309,738            --
                                                                      -----------     -----------     -----------     -----------
                                                                       37,413,742      41,811,825      38,447,330      41,752,781
                                                                       ==========      ==========      ==========      ==========

                                       4

                                             STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CHANGES IN
                                                        STOCKHOLDERS' EQUITY

                                                                    (000's omitted)
                                                                       unaudited

                                                                       UNALLOCATED
                                                   ADDITIONAL             COMMON           UNEARNED
                                     COMMON          PAID-IN              STOCK              RRP            TREASURY
                                      STOCK          CAPITAL          HELD BY ESOP          SHARES            STOCK
                                      -----          -------          ------------          ------            -----
Balance January 1, 1999.............  $ 451         $ 534,464          $ (38,456)        $ (30,873)        $ (27,480)

Change in unrealized
appreciation (depreciation)

on securities, net of tax...........

Allocation of 171,678 ESOP shares...                    1,073              2,060

Vesting of 297,530 RRP shares.......                      591                                5,434

Treasury stock (3,470,089) at cost..                                                                         (63,621)

Net Income..........................




Dividends paid......................
                                      -----         ---------          ---------         ---------         ---------
Balance September 30, 1999..........  $ 451         $ 536,128          $ (36,396)        $ (25,439)        $ (91,101)
                                      =====         =========          =========         =========         =========

                                                                               ACCUMULATED
                                                                                  OTHER
                                   COMPREHENSIVE           RETAINED           COMPREHENSIVE
                                      INCOME                INCOME                INCOME             TOTAL
                                      ------                ------                ------             -----
Balance January 1, 1999.............                        $ 215,414            $ 15,522         $ 669,042

Change in unrealized
appreciation (depreciation)

on securities, net of tax...........       (36,963)                               (36,963)          (36,963)

Allocation of 171,678 ESOP shares...                                                                  3,133

Vesting of 297,530 RRP shares.......                                                                  6,025

Treasury stock (3,470,089) at cost..                                                                (63,621)

Net Income..........................        39,224             39,224                                39,224
                                           -------

                                             2,261

Dividends paid......................                          (12,577)                              (12,577)
                                           -------          ---------           ---------         ---------
Balance September 30, 1999..........                        $ 242,061           $ (21,441)        $ 604,263
                                           =======          =========           =========         =========

                               STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                     1999                      1998
                                                                  -----------              -----------
                                                                             (000 omitted)
                                                                               unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..................................................     $    39,224               $    32,488
Adjustments to reconcile net income to net cash
 provided by operating activities

Depreciation and amortization ...............................           1,750                     1,411
Accretion and Amortization of bond and mortgage premiums ....              32                       872
Amortization of intangible assets ...........................           1,675                     1,557
Loss (Gain) on sale of available for sale securities ........            (921)                     (747)
Expense charge relating to allocation and earned
portions of employee benefit plan ...........................           6,597                     3,766
Other noncash expense (income) ..............................          (3,092)                     (173)
Provision for loan losses ...................................             100                     1,502
Decrease in deferred loan fees ..............................          (1,604)                     (809)
Decrease (increase) in accrued interest receivable ..........          (3,092)                   (2,954)
Decrease (increase) in other assets .........................         (94,443)                    3,522
(Decrease) increase in accrued interest and other liabilities           9,425                   (62,117)
(Increase) decrease in deferred income taxes ................             219                    11,120
Recoveries of loans .........................................             878                     1,100

                                                                  -----------               -----------
Net cash provided by operating activities ...................         (43,242)                   (9,462)
                                                                  -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Maturities of available for sale securities .................         351,339                   385,637
Sales of available for sale securities ......................          35,121                    14,953
Purchases of available for sale securities ..................        (478,058)                 (927,809)
Principal collected on loans ................................         265,199                   159,573
Loans made to customers .....................................      (1,229,405)                 (433,475)
Purchases of loans ..........................................          (9,437)                     --
Sales of loans ..............................................         509,152                     5,090
Capital expenditures ........................................            --                      (1,954)
                                                                  -----------               -----------

Net cash (used in) investing activities .....................        (556,089)                 (797,985)
                                                                  -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposit accounts ............................          85,015                    56,975
Borrowings ..................................................         536,260                   407,505
Dividends paid ..............................................         (12,576)                   (6,770)
Purchase of Treasury Stock ..................................         (63,621)                     --
Purchase Of shares for RRP ..................................            --                     (29,161)
                                                                  -----------               -----------
Net cash provided by financing activities ...................         545,078                   724,549
                                                                  -----------               -----------
Net (decrease) increase in cash and cash equivalents ........         (54,253)                  (82,898)

CASH AND EQUIVALENTS, beginning of year .....................         133,109                   148,935
                                                                  -----------               -----------
CASH AND EQUIVALENTS, end of period .........................     $    78,856               $    66,037
                                                                  -----------               -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for-
Interest ....................................................     $    93,692               $    55,072
Income taxes ................................................     $    21,488               $    22,584


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

BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Staten Island Savings Bank (the "Bank") and the Bank's subsidiaries. The Bank's wholly owned subsidiaries are SIB Mortgage Corp. (the "Mortgage Company"), SIB Investment Corporation ("SIBIC"), Staten Island Funding Corporation ("SIFC"), and American Construction Lending Service, Inc. ("ACLS"). All significant intercompany transactions and balances are eliminated in consolidation.

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine and three month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report and Form 10-K.

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

         The Bank has the following wholly owned subsidiaries:

         The Mortgage Company was incorporated in the State of New Jersey in 1998. The Mortgage Company was formed to purchase the assets of Ivy Mortgage
Corp. The Mortgage Company currently originates loans in 22 states and had assets totaling $63.2 million at September 30, 1999.

         Staten Island Funding Corporation is a wholly-owned subsidiary of SIBIC incorporated in the State of Maryland in 1998 for the purpose of establishing a Real Estate Investment Trust ("REIT"). The Bank transferred real estate mortgage loans totaling $648.0 million, net, which included certain other associated assets and liabilities. In return the Bank received all the shares of common stock and the majority of the preferred stock in SIFC. The assets of SIFC totaled $666.4 million at September 30, 1999.

         SIB Investment Corporation was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at September 30, 1999 were $717.6 million.

         American Construction Lending Services, Inc. is a wholly owned subsidiary of the Bank incorporated in the state of Delaware in May 1999 and is located in the state of Connecticut. ACLS's main business line is originating residential construction loans throughout the country. The assets of ACLS totaled $567,000 as of September 30, 1999.

NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137 "Accounting For Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133" which amended the effective date of SFAS No. 133. SFAS 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

         In management's opinion, SFAS No. 133 will not have a material effect on the Company's financial statements since the Company currently owns no derivative instruments affected by this statement.

     Securities - Available for Sale. The following table sets forth certain information regarding amortized cost and estimated fair value of debt, equity, mortgage-backed and mortgage related securities of the Company at September 30, 1999 and December 31,1998.

                                                               SEPTEMBER 30, 1999           DECEMBER 31, 1998
                                                          -------------------------     ------------------------
BONDS - AVAILABLE FOR SALE                                AMORTIZED        FAIR          AMORTIZED        FAIR
                                                             COST          VALUE            COST          VALUE
                                                          ----------     ----------     ----------     ----------
U.S. Treasuries .....................................     $   17,263     $   17,421     $   29,678     $   30,249
Govt. Sponsored Agencies ............................        151,938        147,106         45,632         46,093
Industrial and Finance ..............................        183,979        169,784        150,931        146,982
Foreign .............................................            555            690            289            248
                                                          ----------     ----------     ----------     ----------
Total Debt Securities ...............................        353,735        335,001        226,530        223,572
                                                          ----------     ----------     ----------     ----------

G.N.M.A. - M.B.S ....................................         17,560         17,236         20,555         21,035
F.H.L.M.C. - M.B.S ..................................        342,188        335,793        322,386        328,089
F.N.M.A. - M.B.S ....................................        489,652        485,187        558,595        563,898
Agency C.M.O.'s .....................................        248,651        242,656        232,069        234,636
Privately Issued C.M.O.'s ...........................        443,426        429,879        473,424        476,329
                                                          ----------     ----------     ----------     ----------
Total Mortgage-Backed and Mortgage Related Securities      1,541,477      1,510,751      1,607,029      1,623,987
                                                          ----------     ----------     ----------     ----------

 TOTAL BONDS - AVAILABLE FOR SALE ...................      1,895,212      1,845,752      1,833,559      1,847,559
                                                          ----------     ----------     ----------     ----------

EQUITY SECURITIES                                         AMORTIZED        FAIR          AMORTIZED       FAIR
                                                             COST          VALUE            COST         VALUE
                                                          ----------      ----------     ----------     ----------
Preferred Stock .....................................         85,218         79,781         79,010         80,150
Common Stock ........................................         82,633         85,321         58,995         61,284
IIMF Cap. Apprec ....................................         27,725         38,701         27,626         40,048
                                                          ----------     ----------     ----------     ----------
TOTAL EQUITY SECURITIES                                      195,576        203,803        165,631        181,482
                                                          ----------     ----------     ----------     ----------

TOTAL INVESTMENTS ..................................      $2,090,788     $2,049,555     $1,999,190     $2,029,041
                                                          ==========     ==========     ==========     ==========

     LOAN PORTFOLIO COMPOSITION The following table sets forth the composition of the Bank's loans at September 30, 1999 and December 31, 1998.

                                       SEPTEMBER 30, 1999                DECEMBER 31, 1998
                               ----------------------------         ---------------------------
                                 Total           Percent of            Total         Percent of
                                 Amount           Category             Amount         Category
                               -----------         -------          -----------         ------
                                                       (000's omitted)
Mortgage loans:

Single-family residential      $ 1,568,404          80.45%          $ 1,187,212          81.48%
Multi-family residential .          41,413           2.12%               33,328           2.29%
Commercial real estate ...         205,961          10.56%              137,720           9.45%
Construction and land ....          59,459           3.05%               42,420           2.91%
Home equity ..............           5,702           0.29%                6,121           0.42%
                               -----------          -----           -----------          -----
Total mortgage loans .....       1,880,939          96.47%            1,406,801          96.55%

Other loans:

Student loans ............             446           0.02%                  940           0.06%
Passbook loans ...........           5,564           0.29%                5,989           0.41%
Commercial business loans           35,364           1.81%               36,592           2.51%
Other consumer loans .....          40,430           2.07%               24,070           1.65%
Total other loans ........          81,804           4.19%               67,591           4.63%
                               -----------          -----           -----------          -----
Total loans receivable ...       1,962,743         100.66%            1,474,392         101.18%
Less:

Premium on loans purchased           3,459           0.18%                1,194           0.08%
Allowance for loan losses          (16,249)         (0.83)%             (16,617)         (1.14)%
Deferred loan fees .......            (307)         (0.01)%              (1,911)         (0.12)%
                               -----------          -----           -----------          -----
Loans receivable, net ....     $ 1,949,646         100.00%          $ 1,457,058         100.00%
                               ===========         ======           ===========         ======

DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at September 30, 1999, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balance of related loans, rather than the actual payment amounts which are past due.

                                                                     SEPTEMBER 30, 1999
                                      ----------------------------------------------------------------------------------
                                             30-59 Days                 60-89 Days                  90 Days or More
                                      --------------------------    -----------------------     ------------------------
                                                 Percent of Loan            Percent of Loan              Percent of Loan
                                       Amount       Category        Amount     Category         Amount      Category
                                       ------       --------        ------     --------         ------      --------
Mortgage loans:

Single-family residential ...........  $37,986         2.42%       $ 7,614         0.49%       $ 5,008         0.32%
Multi-family residential ............      173         0.42%          --           0.00%          --           0.00%
Commercial real estate ..............    7,292         3.54%           724         0.35%         1,872         0.91%
Construction and land ...............      104         0.17%         1,120         1.88%           578         0.97%
Home equity .........................      315         5.52%          --           0.00%            29         0.51%
                                       -------         ----        -------         ----        -------         ----
Total mortgage loans ................   45,870         2.44%         9,458         0.50%         7,487         0.40%

 Other loans:

Commercial business loans ...........    2,730         7.72%           683         1.93%           190         0.54%
Other loans..........................    1,433         3.09%           650         1.40%           615         1.32%
                                       -------         ----        -------         ----        -------         ----
Total other loans ...................    4,163         5.09%         1,333         1.63%           805         0.98%
                                       -------         ----        -------         ----        -------         ----

Total loans..........................  $50,033         2.55%       $10,791         0.55%       $ 8,292         0.42%
                                       =======         ====        =======         ====        =======         ====

     Non-Performing Assets. The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans and other real estate owned.

                                                               September 30, 1999      December 31, 1998
                                                             -----------------------  ------------------------
                                                                           (000'S OMITTED)
Non-accrual loans:
 Mortgage loans:

Single-family residential ....................................     $    4,188              $    7,067
Multi-family residential .....................................           --                       131
Commercial real estate .......................................          4,466                   6,534
Construction and land ........................................          1,693                   1,761
Home equity ..................................................            206                     212
 Other loans:

Commercial business loans ....................................          1,990                     346
Other loans ..................................................            201                     181
                                                                   ----------              ----------
Total non-accruing loans .....................................         12,744                  16,232
                                                                   ----------              ----------

Other real estate owned, net .................................            988                     849
                                                                   ----------              ----------
Total non-performing assets ..................................     $   13,732                  17,081
                                                                   ==========              ==========


Non-performing assets to total loans .........................           0.70%                   1.16%

Non-performing assets to total assets ........................           0.32%                   0.45%

Non-performing loans to total loans ..........................           0.65%                   1.10%

Non-performing loans to total assets .........................           0.29%                   0.43%

     Allowance for Loan Losses. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                     Nine Months Ended         Year Ended
                                                       September 30,           December 31,
                                               --------------------------      -----------
                                                  1999            1998            1998
                                               ----------      ----------      -----------
                                                             (000'S OMITTED)
Allowance at beginning of period .........     $   16,617      $   15,709      $   15,709
Provisions ...............................            100           1,502           1,594
Increase as a result of acquisition ......           --              --                96
Charge-offs:
Mortgage loans:

   Construction, land and land development           --              --              --
   Single-family residential .............            107             224             358
   Multi-family residential ..............           --                31              31
   Commercial real estate ................            367             309             344
Other loans ..............................            872           1,251           1,386
                                               ----------      ----------      ----------
   Total charge-offs .....................          1,346           1,815           2,119
Recoveries:
Mortgage loans:

   Construction, land and land development           --                 3               3
   Single-family residential .............            395             227             267
   Multi-family residential ..............           --              --              --
   Commercial real estate ................              3             116             210
Other loans ..............................            480             754             857
                                               ----------      ----------      ----------
   Total recoveries ......................            878           1,100           1,337
                                               ==========      ==========      ==========
Allowance at end of period ...............     $   16,249      $   16,496      $   16,617
                                               ==========      ==========      ==========

Allowance for possible loan losses
to total nonperforming loans at
end of period ............................         127.50%          97.55%         102.37%

Allowance for possible loan losses
to total loans at end of period ..........           0.83%           1.20%           1.13%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

         Total assets at September 30, 1999 were $4.3 billion which represented an increase of $565.9 million or 15.0% compared to total assets at December 31, 1998. The increase in total assets was the result of an increase of $492.6 million or 33.8% in loans, net and an increase in other assets of $128.3 million. These increases were partially offset by a decrease in cash and due from banks of $30.2 million and a decrease in federal funds of $24.1 million. The increase in loans, net was primarily due to the Bank's continued efforts to increase lending volumes through its broker program for residential loans both on and off Staten Island and a business development program for generating commercial loans along with the retention of certain adjustable rate loans originated by the Mortgage Company. The increase in other assets is primarily due to the implementation of a bank owned life insurance (BOLI) program for the purpose of funding it's various employee benefit programs. The initial premium of $100.0 million was recorded in other assets and reflects the cash surrender value of the policies.

         Total deposits increased $81.4 million or 4.7% from $1.7 billion at December 31, 1998 to $1.8 billion at September 30, 1999. The Bank's ongoing business development efforts, especially for commercial accounts, is the primary reason for this increase. Non-interest bearing demand deposit accounts increased $24.5 million, savings accounts increased by $16.5 million, time accounts increased by $30.5 million, money market accounts increased by $8.5 million, and NOW accounts increased by $1.3 million during the nine-month period ending September 30, 1999.

         Borrowed funds increased $536.3 million or 39.9% to $1.9 billion at September 30, 1999 from $1.3 billion as of December 31, 1998. The increase was due to the Bank's continuing strategy to fund asset growth through borrowings when acceptable spreads can be obtained. The borrowed funds consist of reverse repurchase agreements with Wall Street brokerage firms and the Federal Home Loan Bank of New York (FHLB) and advances from the FHLB secured by the Bank's residential loan portfolio.

         Stockholders' equity as of September 30, 1999 was $604.3 million or 13.9% of total assets compared to $669.0 million or 17.7% of total assets as of December 31, 1998. The decrease of $64.8 million was primarily due to the stock repurchase program which resulted in the purchase of 3.5 million shares at a cost of $63.6 million during the first nine months of 1999, aggregate cash dividend payments of $12.6 million and a decrease of $37.0 million in unrealized appreciation on available for sale securities, net of taxes. These decreases were partially offset by net income of $39.2 millio. The allocation of shares in the Employee Stock Ownership Plan (ESOP) resulting in an increase of $3.1 million and the allocation of Recognition and Retention Plan (RRP) shares resulting in an increase of $6.0 million. The tangible book value per share was $14.62 as of September 30, 1999.

RESULTS OF OPERATIONS

         The Company reported net income of $13.6 million or $0.36 per basic and fully diluted share for the three months ended September 30, 1999 compared to net income of $10.9 million or $0.26 per share for the same time period last year. The increase of $2.6 million or 24% for the quarter was primarily due to an increase of $4.7 million or 15.6% in net interest income and a $7.3 million or 379.7% increase in other income. These increases in income were partially offset by a $8.1 million increase in total other expenses and a $1.7 million increase in the provision for income taxes.

         For the nine months ended September 30, 1999 earnings were $39.2 million compared to $32.5 million for the same time period last year. The increase of $6.7 million or 20.7% in net income for the first nine months of 1999 was the result of an increase of $14.4 million in net interest income and an increase in other income of $17.5 million. These increases were partially offset by an increase of $22.6 million in total other expenses and an increase of $4.0 million in the provision for income taxes. Earnings per share for the first nine months of 1999 were $1.02 basic and fully diluted compared to $0.78 for the first nine months of 1998. This represents an increase of $0.24 or 30.8%.

INTEREST INCOME

         The Company's total interest income was $70.9 million for the three months ended September 30, 1999 compared to $54.1 million for the comparable time period last year. The $16.8 million or 31.0% increase was primarily due to a $10.2 million increase in interest income from loans and a $6.7 million increase in interest income from securities. The primary reason for the increase in interest income from loans was a $592.4 million increase in the average balance of loans partially offset by a decrease in the average yield from 7.92% for the quarter ended September 30, 1998 to 7.57% for the current third quarter. The increase in interest income from securities was primarily due to an increase of $403.5 million in the average balance of securities and an increase in the average yield from 6.34% to 6.39%. The increase in the average balance of the loan portfolio was due to increased loan demand, the additional loans held for sale by the Mortgage Company, the Bank's continued business development efforts especially in commercial loans and the continued growth of the Bank's broker program. The decrease in the average yield of the loan portfolio was due to the payoff of higher yielding loans and the origination of loans at market interest rates which over the past year have been lower than the average yield of the Bank's loan portfolio. However, the current market rates exceed the average yield on the Bank's loan portfolio. The increase in the average balance of securities was due to the Bank's program to fund asset growth through borrowings when acceptable spreads can be obtained.

         Interest income for the nine months ended September 30, 1999 was $200.4 million compared to $146.6 million for the nine months ended September 30, 1998. The increase of $53.9 million or 36.7% was primarily due to an increase of $26.6 million in interest income from loans and an increase of $26.9 million in interest income from securities. The increase in interest income from loans was due to an increase of $509.3 million in the average balance of loans partially offset by a 29 basis point decrease in the average yield to 7.69%. The increase in interest income from securities was due to a $577.6 million increase in the average balance of securities partially offset by a 5 basis point decline in the average yield on securities. The primary reasons for the increase in the average balance of loans and securities are the same as those previously stated.

INTEREST EXPENSE

         The Company's total interest expense was $36.3 million for the third quarter of 1999, an increase of $12.1 million or 50.2% over the third quarter of 1998. The primary reason for the increase was a $12.7 million increase in interest expense on borrowed funds due to an increase of $1.0 billion in the average balance of borrowed funds partially offset by a decrease of 39 basis points in the average cost. The increase in the average balance is a result of the Bank's program to fund asset growth with borrowed funds at acceptable spreads to leverage the balance sheet. The decline in the average cost is primarily due to the declining interest rate environment over a majority of the period. However, in the current rising interest rate environment it can be expected that the average cost of borrowings will increase.

         For the nine-month period ended September 30, 1999 interest expense was $98.5 million compared to $59.1 million for the nine months ended September 30, 1998. The increase of $39.4 million or 66.7% was primarily due to a $40.7 million increase in interest expense on borrowed funds. The increase in interest expense on borrowed funds was due to an increase of $1.1 billion in the average balance of borrowed funds partially offset by a decrease in the average yield from 5.74% to 5.25%. The reason for the growth and decline in the average cost in the nine month period are the same as those previously stated for the third quarter of 1999.

NET INTEREST INCOME

         Net interest income increased $4.7 million or 15.6% to $34.6 million for the third quarter of 1999 compared to $29.9 million for the third quarter of 1998. The increase was due to a $16.8 million increase in interest income partially offset by a $12.1 million increase in interest expense. The increase in interest income was due to an increase of $995.3 million in the average balance of interest earning assets partially offset by an eight basis point decrease in the average yield to 6.92%. The increase in interest expense was due to an increase of $1.1 billion in the average balance of interest bearing liabilities.

         For the nine-month period ended September 30, 1999, net interest income was $101.9 million, an increase of $14.4 million or 16.5% over the same time period one year ago. The increase was the result of a $53.9 million or 36.7% increase in interest income partially offset by an increase of $39.4 million or 66.7% in interest expense. The increase in interest income was primarily due to a $1.1 billion increase in the average balance of interest earning assets partially offset by a decrease in the average yield from 7.08% for the nine months ended September 30, 1998 to 6.92% for the nine months ended September 30, 1999. The increase in interest expense resulted from an increase of $1.2 billion in the average balance of interest bearing liabilities and an increase in the average cost from 4.21% for the nine months ended September 30, 1998 to 4.33% for the comparable time period this year. The increase in the average balance and average cost of interest bearing liabilities is due to the Bank's continued use of borrowed funds to fund asset growth at acceptable spreads.

         The Company's interest rate spread and interest rate margin for the nine month period ended September 30, 1999 were 2.59% and 3.52%, respectively, compared to 2.87% and 4.22%, respectively for the nine month period ended September 30, 1998. The Bank's use of borrowed funds to leverage the balance sheet resulting in a different composition of interest bearing liabilities along with the previous declining rate environment has resulted in the decrease in the interest rate spread and interest rate margin.

Provision for Loan Losses

         The provision for loan losses for the three months ended September 30, 1999 was $30,000 compared to $500,000 for the three months ended September 30, 1998. For the nine-month period ended September 30, 1999 the provision for loan losses was $100,000 compared to $1.5 million for the first nine months of 1998. The reduction in the provision is primarily due to the decline in non-performing assets.

         Non-performing assets were $13.7 million at September 30, 1999 compared to $17.1 million at December 31, 1998. As a percent of assets, non-performing assets were .32% at September 30, 1999 and .45% at December 31, 1998. During the first nine months non-performing assets decreased $3.3 million or 19.6%.

         The allowance for loan losses was $16.2 million as of September 30, 1999 compared to $16.6 million as of December 31, 1998. The decline in non-performing assets has resulted in the allowance for loan losses growing to 127.5% of non-performing loans compared to 102.37% as of December 31, 1998. Management of the Company believes that as of September 30, 1999 the allowance for loan losses was adequate. However, no assurance can be given that future charge-offs and/or provisions will not be needed.

OTHER INCOME

         Other income was $9.2 million for the three months ended September 30, 1999 compared to $1.9 million for the three months ended September 30, 1998. The increase of $7.3 million was primarily due to fees generated by the Mortgage Company of $5.8 million, the increase in the cash surrender value of the Bank Owned Life Insurance ("BOLI") of $1.0 million, an increase in the various deposit account related fees of $0.5 million, and net security gains of $0.4 million.

         For the nine-month period ended September 30, 1999 other income totaled $24.2 million compared to $6.7 million for the first nine months of 1998. The increase of $17.5 million was primarily due to the fees generated by the Mortgage Company of $16.3 million and the increase in the cash surrender value of the BOLI of $1.0 million.

TOTAL OTHER EXPENSES

         Total other expenses for the third quarter of 1999 were $21.4 million or $8.1 million more than the same time period last year. This increase was the result of an increase of $5.6 million in personnel expense and a $1.8 million increase in other expenses. The increase in personnel expense was due to a $2.4 million increase in commission expense, the personnel expenses of the Mortgage Company of $1.8 million, and an increase in the non-cash expense generated by the RRP plan of $576,000, and other routine merit pay increases. The increase in commission expense was primarily due to the operation of the Mortgage Company.

         For the nine month period ended September 30, 1999 total other expenses were $60.4 million compared to $37.8 million for the first nine months of 1998. The increase of $22.6 million or 59.8% was primarily due to an increase of $16.8 million in personnel costs, $1.3 million in occupancy expense and $4.4 million in other expenses. The increase in personnel expense, including an increase of $6.1 million was primarily due to the personnel costs of the Mortgage Company of $5.0 million in commission an increase in the non-cash expense generated by the RRP plan of $3.5 million, and other routine merit pay increases. The increase in commission expense is primarily due to the operation of the Mortgage Company. The increase in occupancy expense is primarily due to the $800,000 added expenses from the Mortgage Company and an increase in depreciation expense primarily due to the new computer equipment purchased as part of our data processing conversion. The increase in other expense is primarily due to the operation of the Mortgage Company.

Provision for Income Taxes

         The provision for income taxes for the three months ended September 30, 1999 was $8.7 million compared to $7.1 million for the three months ended September 30, 1998. The primary reason for the increase is the increase in income before the provision for income taxes. The effective tax rate for the third quarter of 1999 was 39.2% the same as the third quarter of 1998. The reduction in the effective rate is primarily due to the tax-free earnings generated from the BOLI.

         For the nine-month period ended September 30, 1999 the provision for income taxes was $26.4 million compared to $22.4 million for the comparable time period last year. The primary reason for the increase was the $10.8 million increase in income before the provision for income taxes which was partially offset by a decrease in the effective tax rate. The effective tax rate for 1999 is 40.3% compared to 40.8% for 1998.

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

         Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses it sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage related securities and investment securities. At September 30, 1999, total approved loan origination commitments outstanding amounted to $308.2 million. At the same date, the unadvanced portion of construction loans amounted to $28.9 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1999 totaled $495.4 million. Investment securities scheduled to mature in one year or less at September 30, 1999 totaled $12.1 million and amortization from investments is projected at $324.1 million over the next 12 months. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with borrowings, to meets its current commitments.

CAPITAL

                  At September 30, 1999, the Bank had regulatory capital which was well in excess of all regulatory requirements set by the OTS. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):

                           Required Capital              Actual Capital         Excess Capital
                        --------------------       ---------------------    --------------------
                          Amount      Percent        Amount      Percent      Amount      Percent
                        ----------      ----       ----------      ----     ----------      ----
Tangible capital        $   62,716      1.50%      $  398,770      9.54%    $  336,054      8.04%

Core capital            $  167,333      4.00%      $  401,006      9.59%    $  233,673      5.59%

Risk-based capital      $  155,944      8.00%      $  417,255     21.41%    $  261,311     13.41%

YEAR 2000

         In the third quarter of 1998, the Company converted most of its mission critical systems, such as deposits and loans, to a Year 2000 compliant platform provided by a new data processing servicer. The cost of this Year 2000 compliance is born by the servicer under terms of Company's contract with them. A comprehensive test of the Year 2000 functionality of the system was completed during the first quarter of 1999. No significant problems were noted in the test process. The Company's other information technology systems have been substantially upgraded for Year 2000 compliance. In accordance with regulatory guidelines, the Company has developed and successfully tested a Year 2000 business resumption contingency plan. As of October 1999 the Company has incurred expenses of $100,000 related to year 2000 compliance and estimates additional expenses of $50,000.

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

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------------------------------------------------------
                                                                 1999                                       1998
                                               ------------------------------------      --------------------------------------
                                                                            AVERAGE                                     AVERAGE
                                                AVERAGE                      YIELD/        AVERAGE                       YIELD/
                                                BALANCE       INTEREST        COST         BALANCE        INTEREST        COST
                                                -------       --------        ----         -------        --------        ----
Interest-earning assets:                                                      (Dollars in Thousands)
Loans receivable (1):

Real estate loans ........................     $1,813,208    $   34,044       7.45%      $1,253,277      $   24,428       7.73%
Other loans ..............................         80,376         2,090      10.31%          47,928           1,532      12.69%
                                               ----------    ----------                  ----------      ----------
   Total loans ...........................      1,893,584        36,134       7.57%       1,301,205          25,960       7.92%
Securities ...............................      2,132,376        34,347       6.39%       1,728,872          27,626       6.34%
OTHER INTEREST-EARNING ASSETS (2) ........         33,997           375       4.38%          34,564             482       5.54%
                                               ----------    ----------     ------       ----------      ----------      -----
Total interest-earning assets ............      4,059,957        70,856       6.92%       3,064,641          54,068       7.00%
                                                             ----------     ------                       ----------      -----
Noninterest-earning assets ...............        204,482                                   127,596
                                               ----------                                ----------
Total assets .............................     $4,264,439                                $3,192,237
                                               ==========                                ==========
Interest-bearing liabilities:

Deposits:
NOW and money market deposits ............        166,929         1,060       2.52%         151,106             954       2.50%
Savings and escrow accounts ..............        759,141         4,761       2.49%         722,863           5,245       2.88%
Certificates of deposits .................        562,354         6,685       4.72%         532,094           6,916       5.16%
                                               ----------    ----------     ------       ----------      ----------     ------
   Total deposits ........................      1,488,424        12,506       3.33%       1,406,063          13,115       3.70%
Total Other Borrowings ...................      1,786,182        23,760       5.28%         772,123          11,028       5.67%
                                               ----------    ----------     ------       ----------      ----------     ------
Total interest-bearing liabilities .......      3,274,606        36,266       4.39%       2,178,186          24,143       4.40%
                                                             ----------     ------                       ----------     ------
Noninterest-bearing liabilities (3) ......        367,173                                   311,803
                                               ----------                                ----------
Total liabilities ........................      3,641,779                                 2,489,989
Stockholder's equity .....................        622,660                                   702,248
                                               ----------                                ----------
Total liabilities and stockholders' equity     $4,264,439                                $3,192,237
                                               ==========                                ==========
Net interest-earning assets ..............     $  785,351                                $  886,455
                                               ==========                                ==========
Net interest income/interest rate spread .                   $   34,590       2.53%                      $   29,925       2.60%
                                                             ==========     ======                       ==========     ======
Net interest margin ......................                                    3.38%                                       3.87%
Ratio of average interest-earning assets                                    ======                                      ======
   to average interest-bearing liabilities                                  123.98%                                     140.70%
                                                                            ======                                      ======

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------------------------------------------------------
                                                                1999                                         1998
                                              --------------------------------------      -------------------------------------
                                                                             AVERAGE                                    AVERAGE
                                               AVERAGE                        YIELD/        AVERAGE                      YIELD/
                                               BALANCE        INTEREST         COST         BALANCE        INTEREST       COST
                                               -------        --------         ----         -------        --------       ----
Interest-earning assets:
Loans receivable (1):
Real estate loans ........................    $1,657,134     $   94,388        7.62%      $1,175,254     $   68,942       7.84%
Other loans ..............................        73,870          5,126        9.28%          46,483          4,003      11.51%
                                              ----------     ----------                   ----------     ----------
   Total loans ...........................     1,731,004         99,514        7.69%       1,221,737         72,945       7.98%
Securities ...............................     2,089,810         99,119        6.34%       1,512,175         72,233       6.39%
OTHER INTEREST-EARNING ASSETS (2) ........        52,913          1,807        4.57%          34,604          1,406       5.43%
                                              ----------     ----------        ----       ----------     ----------       ----
Total interest-earning assets ............     3,873,727        200,440        6.92%       2,768,516        146,584       7.08%
                                                             ----------        ----                      ----------       ----
Noninterest-earning assets ...............       162,279                                     112,489
                                              ----------                                  ----------
Total assets .............................    $4,036,006                                  $2,881,005
                                              ==========                                  ==========
Interest-bearing liabilities:

Deposits:

NOW and money market deposits ............       164,249          3,087        2.51%         145,773          2,733       2.51%
Savings and escrow accounts ..............       752,260         14,014        2.49%         713,553         15,169       2.84%
Certificates of deposits .................       551,257         19,635        4.76%         525,379         20,130       5.12%
                                              ----------     ----------      ------       ----------     ----------      -----
   Total deposits ........................     1,467,766         36,736        3.35%       1,384,705         38,032       3.67%
Total Other Borrowings ...................     1,573,740         61,790        5.25%         491,429         21,084       5.74%
                                              ----------     ----------      ------       ----------     ----------      -----
Total interest-bearing liabilities .......     3,041,506         98,526        4.33%       1,876,134         59,116       4.21%
                                                             ----------      ------                      ----------      -----
Noninterest-bearing liabilities (3) ......       354,411                                     306,436
                                              ----------                                  ----------
Total liabilities ........................     3,395,917                                   2,182,570
Stockholders' equity .....................       640,089                                     698,435
                                              ----------                                  ----------
Total liabilities and stockholders' equity    $4,036,006                                  $2,881,005
                                              ==========                                  ==========
Net interest-earning assets ..............    $  832,221                                  $  892,382
                                              ==========                                  ==========
Net interest income/interest rate spread .                   $  101,914        2.59%                     $   87,468       2.87%
                                                             ==========      ======                      ==========     ======
Net interest margin ......................                                     3.52%                                      4.22%
Ratio of average interest-earning assets                                     ======                                     ======
   to average interest-bearing liabilities                                   127.36%                                    147.56%
                                                                             ======                                     ======

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(2) Includes money market accounts and Federal Funds sold.
(3) Consists primarily of demand deposit accounts.

RATE/VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. The information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                                                                Three Months Ended September 30,
                                                     ---------------------------------------------------
                                                                       1999 compared to 1998
                                                     ---------------------------------------------------
                                                         Increase (decrease) due to
                                                     ------------------------------------       Total
                                                                                    Rate/   Net Increase
                                                       Rate         Volume         Volume     (Decrease)
                                                     --------      --------      --------      --------
                                                                         (000's omitted)
Interest-earning assets:
Loans receivable:

Real estate loans ..............................     $   (897)     $ 10,914      $   (401)     $  9,616
Other loans ....................................         (286)        1,038          (194)          558
                                                     --------      --------      --------      --------
Total loans receivable .........................       (1,183)       11,952          (595)       10,174
Securities .....................................          222         6,447            52         6,721
Federal funds sold and interest-bearing deposits         (101)           (8)            2          (107)
                                                     --------      --------      --------      --------
Total net change in income on interest-
earning assets .................................       (1,062)       18,391          (541)       16,788
                                                     --------      --------      --------      --------

Interest-bearing liabilities:
Deposits:

NOW and money market deposits ..................            5           100             1           106
Savings and escrow accounts ....................         (711)          263           (36)         (484)
Certificates of deposit ........................         (590)          393           (34)         (231)
                                                     --------      --------      --------      --------
Total deposits .................................       (1,296)          756           (69)         (609)
Other Borrowings ...............................         (757)       14,484          (995)       12,732
                                                     --------      --------      --------      --------
Total net change in expense on
interest-bearing liabilities ...................       (2,053)       15,240        (1,064)       12,123
                                                     --------      --------      --------      --------
Net change in net interest income ..............     $    991      $  3,151      $    523      $  4,665
                                                     ========      ========      ========      ========

                                                                Nine Months Ended September 30,
                                                     ---------------------------------------------------
                                                         Increase (decrease) due to
                                                     ------------------------------------       Total
                                                                                    Rate/   Net Increase
                                                       Rate         Volume         Volume     (Decrease)
                                                     --------      --------      --------      --------
Real estate loans ..............................     $ (2,001)     $ 28,268     $   (820)     $ 25,447
Other loans ....................................         (778)        2,358         (458)        1,122
                                                     --------      --------     --------      --------
Total loans receivable .........................       (2,779)       30,626       (1,278)       26,569
Securities .....................................         (511)       27,592         (195)       26,886
Federal funds sold and interest-bearing deposits         (224)          744         (119)          401
                                                     --------      --------      --------      --------
Total net change in income on interest-
earning assets .................................       (3,514)       58,962       (1,592)       53,856
                                                     --------      --------     --------      --------

Interest-bearing liabilities:
Deposits:

NOW and money market deposits ..................            7           346            1           354
Savings and escrow accounts ....................       (1,876)          823         (102)       (1,155)
Certificates of deposit ........................       (1,416)          991          (70)         (495)
                                                     --------      --------     --------      --------
Total deposits .................................       (3,285)        2,160         (171)       (1,296)
Other Borrowings ...............................       (1,789)       46,435       (3,940)       40,706
                                                     --------      --------      --------      --------
Total net change in expense on
interest-bearing liabilities ...................       (5,074)       48,595       (4,111)       39,410
                                                     --------      --------     --------      --------
Net change in net interest income ..............     $  1,560      $ 10,367     $  2,519      $ 14,446
                                                     ========      ========     ========      ========

                                       20

Part II           Other Information

         ITEM 1   LEGAL PROCEEDINGS
                  -----------------
                  Not applicable

         ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------
                  Not applicable

         ITEM 3   DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------
                  Not applicable

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------
                  None

         ITEM 5   OTHER INFORMATION
                  -----------------

         a) On July 18, 1999, the Company announced the acquisition of First State Bancorp, located in Central New Jersey with a scheduled closing in the first quarter of 2000. First State Bancorp, a $360.0 million holding company operates First State Bank which currently operates six branches in Monmouth and Ocean Counties and is in the process of opening three new branches.

         b) The Company's available for sale investment securities include corporate bonds, with a carrying value of $3.1 million at September 30, 1999, from a corporate creditor which reportedly has been experiencing financial difficulties. These securities were acquired by the Company in July 1998 for approximately $10.0 million. While the Company has received timely payments on these bonds to date, the carrying value had been reduced by $6.9 million as of September 30, 1999 to reflect the reduction in their market value. The creditor recently announced that it has entered into an arrangement with the intention to obtain an equity investor or sell the company. No assurance can be given that the Company will not be required to take further write-downs and/or recognize losses on these bonds in the future if the creditor's financial condition deteriorates further. If the Company determines that these bonds are permanently impaired, the Company would recognize a charge to current earnings equal to the difference between the cost and the carrying value at such time. While there is a limited market value for these bonds, management believes that their fair value as of November 8, 1999 is approximately $3.0.

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  a) Exhibits:
                  27.0  Financial Data Schedule

                  b) Reports on Form 8K

                  On August 19, 1999, Staten Island Bancorp filed a report on form 8K to announce the acquisition of First State Bancorp, the holding company for First State Bank.

                  On August 30, 1999 the above 8K was amended.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STATEN ISLAND BANCORP, INC.

DATE:  NOVEMBER 10, 1999         BY:     /S/ HARRY P. DOHERTY
       -----------------                 --------------------
                                         Harry P. Doherty, Chairman of the Board
                                         and Chief Executive Officer

DATE: NOVEMBER 10, 1999          BY:     /S/ EDWARD KLINGELE
      -----------------                  -------------------
                                         Edward Klingele, Sr. Vice President
                                         and Chief Financial Officer