Form 10-K
period 1999-12-31
STATEN ISLAND BANCORP INC
filed 2000-03-30
CIK 1042801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to _______________

                          Commission File No.: 1-13503


                           Staten Island Bancorp, Inc.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       13-3958850
   -----------------------------                      ----------------
   (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                    Identification Number)


     15 Beach Street Staten Island, New York                    10304
     ----------------------------------------                ------------
                   (Address)                                 (Zip Code)

       Registrant's telephone number, including area code: (718) 556-6518

   Securities registered pursuant to Section 12(g) of the Act: Not Applicable

           Securities registered pursuant to Section 12(b) of the Act

                     Common Stock (par value $.01 per share)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Based upon the $17.06 closing price of the Registrant's common stock as of March 24, 2000, the aggregate market value of the 32,123,421 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was $548.1 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 24, 2000:  37,341,123

                       DOCUMENTS INCORPORATED BY REFERENCE
         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I

Item 1.  Business

         In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements," as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. The Company's actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company's intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Staten Island Bancorp, Inc.

         Staten Island Bancorp, Inc. (the "Company") is a Delaware corporation organized in July 1997 by Staten Island Savings Bank (the "Bank" or "Staten Island Savings") for the purpose of becoming a unitary holding company of the Bank. The Bank's conversion from the mutual to stock form and the concurrent offer and sale of the Company's common stock was consummated on December 22, 1997. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP"), and the portion of the net conversion proceeds retained by the Company for investments. The business and management of the Company consists primarily of the business and management of the Bank. The Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Company does not intend to employ any persons other than officers of the Bank, and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

         The Company's executive office is located at the executive office of the Bank at 15 Beach Street, Staten Island, New York 10304, and its telephone number is (718) 556-6518.

Staten Island Savings Bank

         The Bank was originally founded as a New York State chartered savings bank in 1864. The Bank maintains a network of 16 full-service branch offices located in Staten Island and one branch office located in the Bay Ridge area of Brooklyn, New York, three limited service branch offices in Staten Island, and six full service branch offices in Monmouth and Ocean counties, New Jersey. The Bank also maintains a lending center and Trust Department office on Staten Island along with a commercial lending office in the Bay Ridge Brooklyn branch. The Bank is a traditional, full-service, community oriented savings bank headquartered in Staten Island, New York. Staten Island Savings Bank is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured primarily by single-family (one to four units) residences located in Staten Island and the metropolitan New York area.

         The Bank has long-standing ties to Staten Island with over 134 years of service to the communities and residents of Staten Island and, more recently, the Bay Ridge area of Brooklyn. As of June 30, 1999 (the latest available data), the Bank was the largest depository institution in terms of deposit market share in Staten Island with 30.4% of the total deposits and 23.0% of the total number of branch offices of depository institutions in Staten Island. Historically, the Bank also has been among the leaders in terms of the number and amount of residential mortgage loan originations in Staten Island. Staten Island Savings' operating strategy emphasizes customer service and convenience and, in large part, the Bank attributes its commitment to maintaining customer satisfaction for its market share position. The Bank attempts to differentiate itself from its competitors by providing the type of personalized customer service not generally available from larger banks while offering a greater variety of products and services than is typically available from smaller local depository institutions. The Bank has an experienced management team directing its operations. The Bank's Chairman and Chief Executive Officer and President and Chief Operating Officer have 33 years and 29 years, respectively, of service with the Bank while the other executive officers of the Bank have an average of 16 years of service with Staten Island Savings Bank.

         In recent years, the Bank has facilitated its growth through acquisitions. In 1998, the Bank's wholly-owned subsidiary, SIB Mortgage Corp. (the "Mortgage Company" or "SIBMC") acquired substantially all of the assets of Ivy Mortgage Corp. The Mortgage Company, located in Branchburg, New Jersey, operates under the name Ivy Mortgage in 22 states primarily on the east coast. The Mortgage Company originates loans and sells them to investors generating fee income for the Company. The Bank also purchases specific adjustable rate loans and higher yielding loans from the Mortgage Company to fill in its portfolio with loan products the Bank requires. The Bank will also use certain Mortgage Company locations to offer its commercial loan products including loans to small businesses. This has slightly reduced the Bank's traditional dependence on the economy of Staten Island and to a larger extent New York City. (See "Subsidiaries")

         In 1999 the Bank formed American Construction Lending Services, Inc., ("ACLS"), as a wholly owned subsidiary. Headquartered in Wallingford, Connecticut, ACLS operates as a wholesale lender specializing in single-family residential construction loan products throughout the United States. The construction loans originated by ACLS facilitates the Bank's ability to obtain higher yielding, short-term loans for its balance sheet. The resultant permanent loan is sold using the resources of the Mortgage Company or retained in the

Bank's portfolio if the loan meets the investment needs of the Bank. ACLS is expected to enable the Bank to reach a broader customer base by expanding the geographic area it operates in and to provide an opportunity to add to the revenue and income base for the Company. (See "Subsidiaries")

         On January 14, 2000 the Company acquired First State Bancorp, the holding company for First State Bank, Howell, New Jersey. First State Bank was merged with and into the Bank and the Bank now operates the former branch offices of First State as the First State Division of Staten Island Savings Bank. The First State Division has six full-service branch offices in New Jersey and has two additional branch offices under construction. The current branch structure consists of four branches in northern Ocean County and two in Monmouth County and the new branches will be located in Ocean County and Monmouth County. At the time of acquisition First State Bancorp had $374.0 million in assets.

         The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary federal regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), which is the administrator of the Bank Insurance Fund ("BIF"). The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB System.

         Staten Island Savings' executive office is located at 15 Beach Street, Staten Island, New York 10304, and its telephone number is (718) 556-6512.


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

Lending Activities

         General. At December 31, 1999, Staten Island Savings' total net loans held for investment amounted to $2.2 billion or 47.9% of the Company's total assets at such date. The Bank's primary emphasis has been, and continues to be, the origination of loans secured by first liens on single-family residences (which includes one to four family residences) located primarily in Staten Island and, to a lesser extent, other areas in New York City. At December 31, 1999, $1.7 billion or 80.8% of the Bank's net loan portfolio were secured by one- to four- family residences of which $873.6 million were located on Staten

Island and an additional $429.1 million were located in other areas of New York City.

         In addition to loans secured by single-family residential real estate, the Bank's mortgage loan portfolio includes loans secured by commercial real estate, which amounted to $223.8 million or 10.4% of the net loan portfolio at December 31, 1999, construction and land loans, which totaled $60.1 million or 2.8% of the net loan portfolio at December 31, 1999, home equity loans, which totaled $5.4 million or .3% of the net loan portfolio at December 31, 1999, and loans secured by multi-family (over four units) residential properties, which amounted to $42.5 million or 2.0% of the net loan portfolio at December 31, 1999. In addition to mortgage loans, the Bank originates various other loans including commercial business loans and consumer loans. At December 31, 1999, the Bank's total other loans amounted to $89.1 million or 4.1% of the net loan portfolio.

         The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.
                                       5

  Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                      At December 31,
                                                                      ---------------

                                              1999                     1998                     1997
                                                                (Dollars in Thousands)

                                                        Percent of               Percent of              Percent of
                                             Amount       Total       Amount       Total       Amount       Total
                                             ------       -----       ------       -----       ------       -----
Mortgage loans:
 One to four family residential           $ 1,737,913     80.83%  $ 1,187,212      81.48%  $   863,694      79.76%
 Multi-family residential                      42,501      1.98        33,328       2.29        28,218       2.61
 Commercial real estate                       223,809     10.41       137,720       9.45       120,084      11.09
 Construction and land                         60,105      2.80        42,420       2.91        40,476       3.74
 Home equity                                    5,390      0.25         6,121       0.42         6,538       0.60
                                            ----------    ------     ---------     ------     ---------     ------
   Total mortgage loans                     2,069,718     96.27     1,406,801      96.55     1,059,010      97.80
Other loans:
 Student loans                                    657      0.03           940       0.06         4,033       0.37
 Automobile leases (1)                             --       --             --         --            --         --
 Passbook loans                                 5,357      0.25         5,989       0.41         6,929       0.64
 Commercial business loans                     33,646      1.56        36,592       2.51        19,559       1.81
Other consumer loans                           49,395      2.30        24,070       1.65        13,212       1.22
                                           ----------    ------     ---------     ------     ---------     ------
    Total other loans                          89,055      4.14        67,591       4.63        43,733       4.04
                                           ----------    ------     ---------     ------     ---------     ------
    Total loans receivable                  2,158,773    100.41%    1,474,392     101.18     1,102,743     101.84
Less:
 Premium (discount) on loans purchased          4,640      0.22         1,194       0.08          (729)     (0.07)
 Allowance for loan losses                    (14,271)    (0.66)      (16,617)     (1.14)      (15,709)     (1.45)
 Deferred loan costs, (fees) net                  897      0.03        (1,910)     (0.12)       (3,387)     (0.32)
                                           ----------    ------     ---------     ------     ---------     ------
 Loans receivable, net                    $ 2,150,039    100.00%   $1,457,059     100.00%  $ 1,082,918     100.00%
                                          ===========    ======    ==========     ======   ===========     ======

(1) Consists of loans secured by assignments of automobile lease payments.


                                                              At December 31,
                                                              ---------------
                                                      1996                       1995
                                                          (Dollars in Thousands)

                                                          Percent of              Percent of
                                               Amount       Total       Amount      Total
                                               ------       -----       ------      -----
Mortgage loans:
 One to four family residential           $   743,089       76.76%  $   611,964     76.39%
 Multi-family residential                      26,444        2.73        25,977      3.24
 Commercial real estate                       115,593       11.94        99,000     12.36
 Construction and land                         28,779        2.97        18,123      2.26
 Home equity                                    7,464        0.78         8,193      1.02
                                            ---------      ------     ---------    ------
   Total mortgage loans                       921,369       95.18       763,257     95.27
Other loans:
 Student loans                                  4,522        0.47         6,072      0.76
 Automobile leases (1)                         28,249        2.92        18,705      2.33
 Passbook loans                                 5,933        0.61         5,683      0.71
 Commercial business loans                     14,995        1.55        15,257      1.90
Other                                           9,712        1.00         9,079      1.14
                                            ---------      ------     ---------    ------
    Total other loans                          63,411        6.55        54,796      6.84
                                            ---------      ------     ---------    ------
    Total loans receivable                    984,780      101.73       818,053    102.11
Less:
 Premium (discount) on loans purchased         (3,475)      (0.36)       (2,911)    (0.36)
 Allowance for loan losses                     (9,977)      (1.03)      (10,704)    (1.34)
 Deferred loan costs, (fees) net               (3,313)      (0.34)       (3,301)    (0.41)
                                            ---------      ------     ---------    ------
 Loans receivable, net                       $968,015      100.00%  $   801,137    100.00%
                                             ========      ======   ===========    ======


(1) Consists of loans secured by assignments of automobile lease payments.

Loan Activity. The following table sets forth the Company's activity in its loan portfolio:
                                             Year Ended December 31
                                      1999             1998             1997
                                      ----             ----             ----

                                             (Dollars In Thousands)
Total loans held at beginning
 of period .....................     $ 1,550,834      $ 1,102,743    $   984,780
Originations of loans:
 Mortgage loans:
  Single family residential .....      1,333,757          508,124        194,937
  Multi-family residential ......         14,372            9,988          4,603
  Commercial real estate ........        126,561           41,294         22,171
  Construction and land .........         51,051           38,514         27,936
  Home equity ...................          2,545            2,686          2,744
Other loans:
  Student loans .................          1,475            2,205          3,202
  Passbook loans ................          5,302            5,666          8,614
  Commercial business loans .....         56,625           23,180         13,942
  Other consumer loans ..........         15,771           12,197         11,363
                                       ---------          -------        -------
   Total  originations ..........      1,607,459          643,854        289,512

Purchases of loans:
  Mortgage loans:
Single-family  residential (1)                --           59,412             --
  Other consumer loans ........           16,088            6,855             --
                                       ---------          -------        -------
   Total purchases ............           16,088           66,267             --
                                       ---------          -------        -------
    Total originations and purchases   1,623,547          710,121        289,512
Loans sold:
 Mortgage loans:
  Single-family residential (2)..        644,557           57,577          1,104
 Other loans:
  Student loans .................             --               --          3,185
                                       ---------          -------        -------
   Total loans sold .............        644,557           57,577          4,289
Transfers to real estate owned ..            325            1,166          1,149
Charge-offs .....................          1,260            2,119          1,022
Repayments ......................        324,937          201,168        165,089
                                       ---------          -------        -------
Net activity in loans ...........        652,468          448,091        117,963
                                       ---------          -------        -------
Gross loans held at end of
period ..........................    $ 2,203,302       $1,550,834     $1,102,743
                                     ===========       ==========      =========


(1)      Represents loans acquired from Ivy Mortgage Corp.

(2) For the years ended December 31, 1999 and 1998, consists primarily of loans originated by SIBMC and sold to third parties.

         The lending activities of Staten Island Savings are subject to written underwriting standards and loan origination procedures established by management and approved by the Bank's Board of Directors. Applications for mortgages and other loans are taken at all of the Bank's branch offices. In addition, the Bank's business development officers, loan officers and branch managers call on individuals in the Bank's market area in order to solicit new loan originations as well as other banking relationships. The Bank also relies on independent mortgage brokers, a group of whom are authorized to accept and process mortgage loan applications on the Bank's behalf, and a non-employee commercial loan solicitor in order to obtain new loan applications. All loan applications are forwarded to the Bank's loan origination center for underwriting and approval. The Bank's employees at the loan origination center supervise the process of obtaining credit reports, appraisals and other documentation involved with a loan. The Bank requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals are performed by an independent appraiser from a list approved by the Bank's Board of Directors. Staten Island Savings requires that title insurance and hazard insurance be maintained on all collateral properties (except for home equity loans and home secured loans) and that flood insurance be maintained if the property is within a designated flood plain.

         Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to certain designated amounts. The Loan Review Committee of the Board of Directors must approve all loans where new monies advanced would increase borrowers or guarantors total outstanding credit with the Bank above $1.5 million but not exceeding $7.5 million. Loans in excess of $7.5 million must be approved by the full Board of Directors of the Bank.

         A federal savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. However, the Bank generally maintains a more restrictive limit of loans to any one borrower and related entities of 5% of the Bank's unimpaired capital and surplus, or $19.5 million at December 31, 1999. As of December 31, 1999, the Bank's largest concentration of loans to any one borrower and related entities were $18.9 million and are performing in accordance with their terms.

         Single Family Residential. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Bank's single-family residential mortgage loans retained in the portfolio are secured by properties located in Staten Island and, to a lesser extent, other areas of New York City. Historically, the Bank has retained substantially all mortgage loans which it has originated and has not engaged in sales of residential mortgage loans. As of December 31, 1999, $1.7 billion, or 80.8%, of the Bank's net loans consisted of single-family residential mortgage loans. The Bank originated for its portfolio $714.7 million of one to four family residential mortgage loans during the year ended December 31, 1999 and $433.5 million and $194.9 million in 1998 and 1997, respectively. The Bank anticipates that a significant portion of its future new loan originations will continue to be single-family residential mortgage loans.

         The bank's residential mortgage loans have either fixed-rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 10 to 30 years and are fully amortizing with monthly or bi-weekly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The bank's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), and other investors in the secondary market for mortgages. At December 31, 1999, $1.2 billion, or 67.4%, of the bank's single-family residential mortgage loans were fixed-rate loans. Substantially all of the Bank's single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The bank enforces such due-on-sale clauses.

         The adjustable-rate single-family residential mortgage ("ARM") loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index such as one-, three- or five-year U.S. Treasury obligations adjusted to a constant maturity ("CMT"), plus a stipulated margin. In addition, the Bank offers an ARM with a fixed-rate for the first ten years which adjusts on an annual basis thereafter. At December 31, 1999, the Bank's five-year and ten-year ARM loans amounted to $244.6 million and $240.1 million, respectively. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% through 5% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, whose cap is generally 5% or 6% above the initial rate. The Bank may offer ARM loans with initial rates which are below the fully indexed rate. Such loans generally are underwritten based on the fully indexed rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 1999, $565.7 million or 32.6% of the Bank's single-family residential mortgage loans were adjustable-rate loans.

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

         The volume and types of ARMs originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds. Accordingly, although the Bank will continue to offer single-family ARMs, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of single-family ARMs to increase or maintain the proportion that these loans bear to total loans. The Bank facilitates its origination efforts with respect to ARMS by purchasing ARM loans from SIBMC. During 1999, the Bank purchased $85.0 million of ARM loans from SIBMC (the majority of which loans were secured by properties located in the New York metropolitan area.)

         The Bank's single-family residential mortgage loans generally do not exceed $750,000. In addition, the maximum loan-to-value ("LTV") ratio for the Bank's single-family residential mortgage loans generally is 95% of the appraised value of the secured property, provided, however, that private mortgage insurance is obtained on the portion of the principal amount that exceeds 80% of the appraised value. Loans purchased by the Bank from SIBMC are underwritten on substantially similar terms as loans originated directly by the Bank.

         At December 31, 1999, the Bank's home equity loans amounted to $5.4 million or 0.3% of the Bank's net loans. The Bank offers floating rate home equity lines of credit. Home equity loans, like single-family residential mortgage loans, are secured by the underlying equity in the borrower's residence. However, the Bank generally obtains a second mortgage position to secure home equity loans. The Bank's home equity loans generally require LTV ratios of 80% or less after taking into consideration any first mortgage loan.

         Commercial Real Estate Loans and Multi-Family Residential Loans. At December 31, 1999, the Bank's commercial real estate loans and multi-family residential mortgage loans amounted to $223.8 million and $42.5 million, respectively, or 10.4% and 2.0%, respectively, of the Bank's net loan portfolio. Commercial real estate and multi-family residential real estate loans often have adjustable interest rates, shorter terms to maturity and higher yields than the Bank's single-family residential real estate loans. Because of such factors, in recent years the Bank has increased its efforts in originating commercial real estate loans and multi-family residential loans.

         The Bank's commercial real estate loans generally are secured by small office buildings, retail and industrial use buildings, strip shopping centers and other commercial uses located in the Bank's market area. The Bank's commercial real estate loans seldom exceed $1.5 million and, as of December 31, 1999, the average size of the Bank's commercial real estate loans was $320,000. The Bank originated $126.6 million of commercial real estate loans during the year ended December 31, 1999 compared to $41.3 million and $22.2 million, respectively, of commercial real estate loan originations in 1998 and 1997.

         The Bank's multi-family residential real estate loans are concentrated in Brooklyn and, to a lesser extent, Staten Island. The Bank originated $14.4 million of multi-family residential real estate loans during the year ended December 31, 1999 compared to $10.0 million and $4.6 million, respectively, of originations in 1998 and 1997. The Bank generally has not been a substantial originator of multi-family residential real estate loans due to, among other factors, the relatively limited amount of apartment and other multi-family properties in Staten Island.

         The Bank's commercial real estate and multi-family residential loans generally are three or five-year adjustable-rate loans indexed to three-or five-year U.S. Treasury obligations adjusted to a CMT, plus a margin. Generally, fees of between .50% and 1.50% of the principal loan balance are charged to the borrower upon closing. The Bank generally charges prepayment penalties on commercial real estate and multi-family residential mortgage loans. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 25 years with amortization of principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals as additional security for any commercial real estate and multi-family residential loans.

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

         As of December 31, 1999, $5.6 million or 2.5% of the Bank's commercial real estate loans and none of its multi-family residential real estate loans were non-accrual loans.

         Construction and Land Loans. The Bank originates primarily residential construction loans to real estate builders and, to a significantly lesser extent, the Bank originates such loans to individuals who have a contract with a builder for the construction of their residence. At December 31, 1999, construction and land loans amounted to $60.1 million or 2.8% of the Company's net loan portfolio of which $52.0 million consisted of construction loans and $8.1 million consisted of land loans. In addition, at such date, the Bank had $27.1 million of undisbursed funds for construction loans in process. The Bank originated $51.1 million of construction and land loans during the year ended December 31, 1999, compared to $38.5 million and $27.9 million of construction loans in 1998 and 1997, respectively. In the future, the Company's construction lending efforts are expected to be enhanced by ACLS, which commenced operations in October 1999.

         The Bank's construction loans generally have floating rates of interest for a term of up to two years. Construction loans to builders are typically made with a maximum loan to value ratio of 75%. The Bank's construction loans to builders are made on either a pre-sold or speculative (unsold) basis. However, the Bank generally limits the number of unsold homes under construction to its builders, with the amount dependent on the reputation of the builder, the present outstanding obligations of the builder, the location of the property and prior sales of homes in the development and the surrounding area. The Bank generally limits the number of construction loans for speculative units to two to four model homes per project.

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

         The Bank originates land loans to developers for the purpose of holding or developing the land (i.e., roads, sewer and water) for sale. Such loans are secured by a lien on the property, are generally limited to 60% of the appraised value of the secured property and are typically made for a period of up to two years with a floating interest rate based on the prime rate. The Bank requires monthly interest payments during the term of the land loan. The principal of the loan is reduced as lots are sold and released. In addition, the Bank generally obtains personal guarantees from its borrowers and originates such loans to developers with whom it has established relationships.

Construction and land lending generally is considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are secured by unsold homes and thus pose a greater potential risk to the Bank than construction loans to individuals on their personal residences.

         The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction and land lending to primarily residential properties. In addition, the Bank has adopted strict underwriting guidelines and other requirements for loans which are believed to involve higher elements of credit risk. It is also the Bank's policy to obtain personal guarantees from the principals of its corporate borrowers on its construction and land loans.

         Other Loans. The Bank offers a variety of other or non-mortgage loans. Such other loans, which include commercial business loans, passbook loans, student loans, overdraft loans, manufactured home loans and a variety of other personal loans, amounted to $89.1 million or 4.1% of the Bank's net loan portfolio at December 31, 1999.

         At December 31, 1999, the Bank's commercial business loans amounted to $33.6 million or 1.6% of the Bank's net loan portfolio. The Bank's commercial business loans have a term of up to five years and may have either fixed-rates of interest or, to a lesser extent, floating rates tied to the prime rate. The Bank's commercial business loans are made to small to medium sized businesses within the Bank's market area. A substantial portion of the Bank's small business loans are unsecured with the remainder generally secured by perfected security interests in accounts receivable and inventory or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. In addition, the Bank may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor's home or the business property. In such cases, the loan, while underwritten to commercial business loan standards, is reported as a single-family or commercial real estate mortgage loan, as the case may be. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

         The Bank's commercial business loans include discounted loans, which amounted to $5.3 million or 0.2% of the Bank's loans at December 31, 1999. The Bank's discounted loans, which are made primarily to local businesses, are designed to provide an interim source of financing and require no payment of principal or interest until the due date of the loan, which may be up to one year but generally is 60 or 90 days from the date of origination. While the borrower is contractually obligated to repay the entire face amount of the loan at maturity, the Bank advances only a portion of the face amount with the difference constituting the interest component. In addition to personal guarantees, discounted loans may also be secured by perfected security interests in receivables. However, due to the lack of an amortization schedule and, in certain cases, the absence of perfected security interests, discounted loans generally may be deemed to involve a greater risk of loss than single-family residential mortgage loans.

         At December 31, 1999, included in total other consumer loans was $22.0 million of loans primarily secured by manufactured housing. This represents 1.20% of the Bank's net loan portfolio. The Bank currently purchases these loans, after a review of the loan documentation and underwriting which is prepared by the company originating the loan. The majority of the loans are secured by manufactured housing and are located in the northeastern section of the country. The Bank services the loan and is assisted by the originating company in the collection process.

         The balance of the Bank's other loans consists of loans secured by passbook accounts, loans on overdraft accounts, home improvement loans, student loans and various other personal loans.

         Mortgage Banking Activities. On November 20, 1998, the Bank's wholly owned subsidiary, SIB Mortgage Corp., acquired substantially all of the residential mortgage production operations and certain other assets and liabilities of Ivy Mortgage Corp. SIBMC conducts business as a licensed mortgage banker in 22 states under the name "Ivy Mortgage." SIBMC's primary business is to originate and sell residential mortgage loans on a servicing released basis to the secondary market. The primary source of loans originated by SIBMC is a network of approximately 100 retail commissioned loan officers who solicit business through realtors, financial planners, insurance agents and other referral sources. To a lesser extent SIBMC also derives applications from third-party sources such as mortgage brokers and from the Internet. Loan applications are generally processed on a de-centralized basis in SIBMC's network of 29 offices. SIBMC's primary method of credit underwriting the loans is to electronically submit the necessary data to the major mortgage agencies' (FHLMC or FNMA) automated underwriting facilities. The company also has underwriters in all of its regions who manually underwrite loans that are not eligible for Agency submission, in which case, loans are originated for re-sale to individual investors in the secondary market. All credit decisions are based on individual investors' underwriting guidelines. In most instances SIBMC is delegated to make underwriting decisions for its private investors either directly or through automated intelligence. Generally, all properties securing loans must be appraised by a licensed appraiser on SIBMC's approved list. Credit reports, flood zone certifications and real estate tax certifications are required on all loans. SIBMC also requires title insurance, hazard insurance and flood insurance when a loan is determined to be in flood zone. SIBMC's underwriters are authorized to approve loans based on the individual investors delegated authority. All limits also are subject to Staten Island Savings Bank's limitations and SIBMC is subject to the same limitations as the Bank for loans to one borrower.

         During the year ended December 31, 1999, SIBMC originated a total of $708.5 million of mortgage loans, of which the Bank purchased $85.0 million. The Bank purchases ARM loans originated by SIBMC in order to supplement the ARMs originated directly by the Bank in its efforts to manage interest rate risk. SIBMC originates primarily conventional single-family residential mortgage loans and, to a lesser extent, FHA-insured single-family residential mortgage loans.

         The Bank has provided SIBMC with a $95.4 million line of credit to finance its loan originations. At December 31, 1999, $43.9 million was outstanding on such line of credit. In addition, the Bank also has extended a $10.6 million working capital line of credit to SIBMC for day-to-day operating expenses, of which $6.2 million was drawn as of December 31, 1999. Interest paid by SIBMC on such loans is eliminated upon consolidation in the Company's financial statements.

         SIBMC originates loans which conform to the underwriting standards for purchase by the FHLMC and FNMA ("conforming loans") as well as non-conforming loans. Non-conforming loans generally consist of loans which, primarily because of size or other underwriting technicalities which may be cured through seasoning, do not satisfy the guidelines for resale to FNMA or FHLMC and other private secondary market investors at the time of origination. Management believes that these loans are essentially of the same credit quality as conforming loans. During the year ended December 31, 1999, non-conforming conventional loans represented approximately 20% of SIBMC's total volume of mortgage loans originated.

         Loan origination activities performed by SIBMC include soliciting, completing and processing mortgage loan applications and preparing and organizing the necessary loan documentation. Loan applications are examined for compliance with underwriting criteria and, if all requirements are met, SIBMC issues a commitment to the prospective borrower specifying the amount of the loan and the loan origination fees, points and closing costs to be paid by the borrower or seller and the date on which the commitment expires.

         Typically, when a mortgage loan is originated, the borrower pays an origination fee. These fees are generally in the range of 0% to 3.0% of the principal amount of the mortgage loan, and are payable at the closing of such loan. SIBMC receives these fees on mortgage loans originated through its retail branches. SIBMC may charge additional fees depending upon market conditions and regulatory considerations as well as SIBMC's objectives concerning mortgage loan origination volume and pricing. SIBMC incurs certain costs in originating mortgage loans, including overhead, out-of-pocket costs and in some cases, where the mortgage loans are subject to a purchase commitment from private investors, related commitment fees. The volume and type of mortgage loans and of commitments made by investors vary with competitive and economic fluctuations in revenues from mortgage loan originations. Generally accepted accounting principles ("GAAP") require that general operating expenses incurred in originating mortgage loans be charged using the interest method, until the repayment or sale of the related mortgage loans. Loans originated by SIBMC generally are sold in approximately 45 days. Revenues from SIBMC's loan sales are recorded as other income in the Company's consolidated financial statements.

         When SIBMC sells loans, it assumes limited recourse for first payment defaults fraud and non-compliance with its investors' underwriting guidelines. The first payment default recourse is generally limited to a loan that goes into foreclosure where the delinquency occurred within the first 90 days after a loan is sold to an investor. The recourse obligation for fraud and non-compliance to underwriting standards is generally for the life of the loan. During 1999, SIBMC recognized no losses due to such recourse arrangements.

         Loan Origination and Loan Fees. In addition to interest earned on loans, the Bank receives loan origination fees or "points" for many of the loans it originates. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

         In accordance with SFAS No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Bank's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life, adjusted for prepayments, of the related loans as an adjustment to the yield of such loans. At December 31, 1999, the Bank had $0.9 million of such deferred loan costs, net.

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

         Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be doubtful and the value of the collateral is not sufficient to satisfy all interest, principal and potential costs due on the loan. Prior to 1998, the Bank's policy was to cease accruing interest on any loan which was 90 days or more past due as to principal or interest. Commencing in 1998, management reviews individual secured loans to determine their accrual status when they approach 90 days past due. The Bank does not accrue interest on unsecured loans that are 90 days or more past due. When a loan is placed on non-accrual status, previously accrued unpaid interest is deducted from interest income. At December 31, 1999 the Bank had $12.5 million of loans in non-accrual status compared to $16.2 million as of December 31, 1998.

         Real estate acquired by the Bank as a result of foreclosure or deed-in-lieu of foreclosure is classified as real estate owned until sold. These foreclosed assets are considered held for sale and are carried at the lower of fair value minus the estimated costs to sell the property. After the date of acquisition, all costs incurred in maintaining the property are capitalized up to the extent of their net realizable value. The Bank performs ongoing inspections of the properties and adjusts the carrying value as needed. The Bank attempts to sell all properties through brokers and through its own personnel. At December 31, 1999, the Bank had $887,000 in these properties compared to $849,000 as of December 31, 1998.

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1999, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                     December 31, 1999
                                                     -----------------
                                                   (Dollars in Thousands)

                                      30-59 Days              60-89 Days             90 Days or More
                                      ---------               -----------           ---------------

                                             Percent of              Percent of                Percent of
                                               Loan                    Loan                       Loan
                                Amount       Category      Amount    Category     Amount        Category
                                ------       --------      ------    --------     ------        --------
Mortgage loans:
Residential:
  Single-family ...........      $39,880         2.29%     $ 7,291       0.42%     $ 4,616         0.27%
  Multi-family ............        1,502         3.53          123       0.29           41         0.10
  Commercial real estate ..        8,752         3.91        1,498       0.67          535         0.24
  Construction and land ...        3,597         5.98          736       1.22          466         0.78
  Home equity .............           58         1.08           --         --           33         0.61
                                  ------                   -------                 -------
Total .....................       53,789         2.64        9,648       0.47        5,691         0.27
Other loans:

  Commercial business loans        1,778         5.28          418       1.24          744         2.21
  Other loans .............        1,491         2.69          361       0.65          451         0.81
                                  ------                   -------                 -------
Total other loans .........        3,269         3.67          779       0.87        1,195         1.34
                                  ------                   -------                 -------
Total loans ...............      $57,058         2.63%     $10,427       0.48%     $ 6,886         0.32%
                                 =======                   =======                 =======

Loans Past Due 90 Days or More and Still Accruing And Non-Accruing Assets. The following table sets forth information with respect to, non-accruing loans, and other real estate owned and loans past due 90 days or more and still accruing.

                                                                  At December 31,

                                            1999         1998          1997          1996          1995
                                            ----         ----          ----          ----          ----
                                                              (Dollars in Thousands)

Non-Accruing Assets
 Mortgage loans:
  Single-family residential .........    $ 2,899       $ 7,067       $ 9,395       $10,417       $11,159
  Multi-family residential ..........         --           131           319           322            98
  Commercial real estate ............      5,568         6,534         8,436        11,102        11,653
  Construction and land .............      1,793         1,761         1,131            --           379
  Home equity .......................        106           212           545           644           124
  Other loans:
  Automobile leases .................         --            --            --            15            18
  Commercial business loans .........      1,783           346           835           106           175
  Other consumer loans ..............        325           181           570           144           307
                                         -------       -------       -------       -------       -------
 Total non-accrual loans ...........      12,474        16,232        21,231        22,750        23,913
  Other real estate owned, net ......        887           849           618         1,103           627
                                         -------       -------       -------       -------       -------
   Total non-accruing assets ........    $13,361       $17,081       $21,849       $23,853       $24,540

 Loans past due 90 days or more
  and still accruing                       6,886         7,422            --            --            --
                                         -------       -------       -------       -------       -------
 Non-accuring assets and loans past
  due 90 days or more and
  still accruing                         $20,247       $24,503       $21,849       $23,853       $24,540
                                         =======       =======       =======       =======       =======

Non-accruing loans to total loans         0.62%         1.16%         1.98%         2.42%         3.00%
Non-accruing assets to total assets       0.30%         0.45%         0.82%         1.34%         1.42%
Non-accruing loans to total loans         0.58%         1.10%         1.93%         2.31%         2.92%
Non-accruing loans to total assets        0.28%         0.43%         0.80%         1.28%         1.38%


Non-accrual loans and other real estate owned at December 31, 1999 totaled $13.4 million, down from $17.1 million at December 31, 1998 and $21.8 million at December 31, 1997.

The interest income that would have been recorded during the year ended December 31, 1999 if all of the Bank's non-accrual loans at the end of such period had been current in accordance with their terms during such period was $746,000. The actual amount of interest recorded as income (on a cash basis) on such loans during 1999 amounted to $935,000.

         Classified and Criticized Assets. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high probability of loss. An asset classified as a loss is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. Another category designated as "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At December 31, 1999, the Bank had an aggregate of $25.1 million of classified assets of which $11.6 million were classified substandard and $13.5 million of assets which were deemed special mention.

         Allowance for Loan Losses. The level of the allowance for loan losses is based on management's continuing review of the adequacy of the allowance. Such review is based on the composition of the loan portfolio and its inherent risk characteristics, the level of chargeoffs, both current and historic, local and national economic conditions including the direction of real estate values, current levels of delinquent and non-accruing loans, and the current trends in regulatory supervision. At December 31, 1999, the Bank's allowance for loan losses amounted to $14.3 million or 114.4% and 0.66% of the Bank's non-accrual loans and total loans receivable, respectively. As a result of the reduction in the Bank's non-accruing loans and the overall quality of the Bank's loan portfolio, management deemed it prudent to reverse $1.9 million of the allowance for loan losses which was the primary reason for the $1.8 million benefit for the loan loss reserve for 1999 compared to a provision of $1.6 million in the year 1998.

         Allowance for Loan Losses. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                                   Year Ended December 31,
                                                                   -----------------------


                                            1999           1998            1997          1996           1995
                                            ----           ----            ----          ----           ----
                                                                  (Dollars in Thousands)
Allowance at beginning of period ..      $ 16,617        $ 15,709       $  9,977       $ 10,704       $  3,124
Provisions (Benefit ) .............        (1,843)          1,594          6,003          1,000             --
Increase as a result of acquisition            --              96             --             --          8,026
 Charge-offs:
  Mortgage loans:
   Single-family residential .........        148             358            501          1,590            606
   Multi-family residential ..........         --              31            100             --             --
   Commercial real estate ............        474             344            210            376             --
  Other loans ........................      1,043           1,386            507            729            176
                                         --------        --------       --------       --------       --------
   Total charge-offs .................      1,665           2,119          1,318          2,695            782
 Recoveries:
  Mortgage loans:
  Single-family residential ..........        456             267            533            408            198
   Commercial real estate ............         34             210            251            413             19

   Construction and land .............         --               3             10             --             --
  Other loans ........................        672             857            253            147            119
                                         --------        --------       --------       --------       --------

   Total recoveries ..................      1,162           1,337          1,047            968            336
                                         --------        --------       --------       --------       --------
 Allowance at
 end of period .......................   $ 14,271        $ 16,617       $ 15,709       $  9,977       $ 10,704
                                         ========        ========       ========       ========       ========


Allowance for loan losses to total
 non-accruing loans at end of period       114.40%         102.37%         73.69%         43.85%         44.20%
                                         ========        ========       ========       ========       ========
Allowance for loan losses to total
 loans at end of period ............         0.66%           1.07%          1.42%          1.02%          1.32%
                                         ========        ========       ========       ========       ========

         The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.


                                                                         At December 31,
                                                                         ---------------
                                  1999                   1998                 1997                  1996                   1995
                                  ----                   ----                 ----                  ----                   ----
                                                                     (Dollars in Thousands)

                                Percent of            Percent of           Percent of            Percent of             Percent of
                                Loan in               Loan in              Loan in               Loan in                Loan in
                                Category to            Category to          Category to           Category to            Category to
                       Amount  Total Loans    Amount  Total Loans  Amount  Total Loans   Amount  Total Loans    Amount  Total Loans
                       ------  -----------    ------  -----------  ------  -----------   ------  -----------    ------  -----------
Mortagage Loans
Residential ......    $ 5,890     83.88%     $ 5,562    84.89%    $ 5,853     82.97%    $ 3,192      80.27%    $ 2,002     80.65%
Commercial .......      5,579     12.39        7,721    11.74       6,696     14.83       5,842      14.91       7,735     14.62
Other Loans ......      2,802      4.10        3,334     4.40       3,160      4.04         943       6.55         967      6.84
                      -------    ------      -------   ------     -------    ------     -------     ------     -------    ------
Total ............    $14,271    100.37%     $16,617   101.03%    $15,709    101.84%    $ 9,977     101.73%    $10,704    102.11%
                      =======    ======      =======   ======     =======    ======     =======     ======     =======    ======


         The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the Bank's level of allowance for loan losses will be sufficient to absorb future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the OTS, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. Such agency may require the Bank to make adjustments to the loan loss reserve based upon their own judgements which could differ from those of management.

Securities Activities

         General. As of December 31, 1999, the Company had securities totaling $2.0 billion or 43.7% of the Company's total assets at such date. The unrealized depreciation on the Company's securities available for sale amounted to $34.6 million, net of income taxes. The securities investment policy of the Bank and Company, which has been established by the Board of Directors, is designed, among other things, to assist the Bank in its asset/liability management policies. The investment policy emphasizes principal preservation, favorable returns on investments, maintaining liquidity within designated guidelines, minimizing credit risk and maintaining flexibility. The current securities investment policies permit investments in various types of assets including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of mortgage-backed and mortgage-related securities, commercial paper, certificates of deposit, equities and federal funds sold to financial institutions approved by the Board of Directors.

         The Bank converted to a federally chartered mutual savings bank in August 1997. Prior to that date, the Bank operated as a New York State chartered mutual savings bank. While operating under its New York Charter, the Bank was permitted to make certain investments in equity securities and stock mutual funds. Pursuant to the current law for federally chartered thrifts, the Bank was required to divest or transfer such securities. The Bank transferred these securities with a market value of $60.8 million to the Company during the month of February 1998. The Company's securities portfolio as of December 31, 1999 was $145.3 million, consisting of equity investments and certain corporate bonds which are not legal investments for a federally chartered thrift.

         At December 31, 1999, all of the Company's securities were classified as available for sale. Such classification as available for sale provides the Company with the flexibility to sell securities if deemed appropriate in response to, among other factors, changes in interest rates. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable income taxes.

         In the year ended December 31,1999, the Company recognized a net loss on security transactions of $5.5 million which included a $9.1 million write-down of two corporate bonds which management determined to be permanently impaired due to the deterioration of the financial condition of the issuer of those bonds. The Company recognized a net gain on security transactions of $524,000 and a net loss of $85,000 for the years ended December 31, 1998 and 1997, respectively.

         The Bank's investment policy provides management with the authority to sell securities provided, among other things, any losses on such sales do not exceed $750,000, in which event prior approval of the Board of Directors is required. Generally, management will enter into such securities sales only if it believes that it can replace the securities sold with newly purchased securities that, due to their higher yield, will offset the losses within a twelve month period.

         The following table sets forth the activity in the Company's aggregate securities portfolio during the periods indicated.

                                                                    Year Ended December 31,

                                                        1999                 1998                1997
                                                        ----                 ----                ----

                                                                    (Dollars In Thousands)
Securities at beginning of period ............       $ 2,029,041        $ 1,350,466        $   703,134
Purchases:
U.S. government and agencies .................           121,954             19,819             25,073
Agency mortgage-backed securities ............           153,489            351,465            519,430
Agency CMOs ..................................            66,637            199,852            166,015
Private CMOs .................................            38,130            374,353            165,137
Other debt securities ........................            44,497            239,128                167
Marketable equity securities .................            92,408            119,768             34,483
                                                     -----------        -----------        -----------
Total purchases...............................           517,115          1,304,385            910,305
Sales:
U.S. government and agencies .................                --                 --             30,000
Agency mortgage-backed securities ............                --              2,772             18,183
Private CMOs .................................                --                 --             24,952
Other debt securities ........................            23,681             88,168                 --
Marketable equity securities .................            52,576             18,284             24,822
                                                     -----------        -----------        -----------
Total sales ..................................            76,257            109,224             97,957
Repayments and prepayments: ..................
U.S.government and agencies ..................            33,050             49,943             22,025
State and municipals .........................                --                 --              3,045
Agency mortgage-backed securities ............           240,177            263,362            104,187
Agency CMOs...................................            46,949            134,220             33,366
Private CMOs .................................            69,754             72,082             16,866
Other debt securities ........................                --                 --              1,000
Marketable equity securities .................                --                 60                 --
                                                     -----------        -----------        -----------
Total repayments and prepayments .............           389,930            519,667            180,489

Accretion of discount and (amortization
of premium) ..................................           (10,497)            (2,392)              (520)
Write-down for permanently impaired securities            (9,069)                --                 --
Unrealized gains or (losses)
on available-for-sale securities .............           (96,449)             5,473             16,435
Realized gains or (losses) on trading assets .                --                 --               (442)
                                                     -----------        -----------        -----------
Securities at end of period ..................       $ 1,963,954        $ 2,029,041        $ 1,350,466
                                                     ===========        ===========        ===========



         Mortgage-Backed and Mortgage-Related Securities. At December 31, 1999, the Company's securities included $793.6 million, or 17.7% of total assets, of mortgage participation certificates (which are also known as mortgage-backed securities).

         Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests, in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA").

         Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

         The Bank's securities also include $656.8 million, or 14.6% of total assets, in collateralized mortgage obligations ("CMOs"), which are also known as mortgage-related securities. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FHLMC, the FNMA or the GNMA. As of December 31, 1999, $238.6 million of the Bank's CMOs were insured or guaranteed by the FHLMC, FNMA or GNMA and the remaining $418.2 million of the Bank's CMOs were privately issued. While non-agency private issue CMOs are somewhat less liquid than CMOs insured or guaranteed by the GNMA, FNMA or FHLMC, they generally have a higher yield than agency insured or guaranteed CMOs. In contrast to pass-through mortgage-backed securities in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority schedule to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. The regular interests of some CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other CMOs are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These CMOs may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk. As of December 31, 1999, the Bank's CMOs did not include any residual interests, or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residual interests of CMOs or interest-only and principal-only securities.

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

         The Bank generally does not invest in mortgage-backed and mortgage-related securities with estimated average lives exceeding 10 years. At December 31, 1999, the estimated duration of the Bank's mortgage-backed and mortgage-related securities was approximately 5.1 years. The actual maturity of a mortgage-backed or mortgage-related security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or accretion of discount related to the mortgage-backed security. In accordance with GAAP, premiums are amortized and discounts are accreted over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or mortgage-related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates, generally, is the most significant determinant of the rate of prepayments.

         During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk to the extent that the Bank's mortgage-backed and mortgage-related securities amortize or prepay faster than anticipated because the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. At December 31, 1999, of the $1.5 billion of mortgage-backed and mortgage-related securities, an aggregate of $1.1 billion were secured by fixed-rate loans and an aggregate of $338.4 million were secured by adjustable-rate loans.

U.S. Government and Agency Obligations

         At December 31, 1999, the Company's U.S. Government securities portfolio totaled $12.3 million with a weighted average maturity of 0.9 years. The U.S. Government agency securities portfolio, consisting of callable securities, totaled $143.5 million with a weighted average maturity of 7.4 years and a weighted average life of 2.4 years to the call date.

Other Securities

         At December 31, 1999, the Company's other securities consisted primarily of $140.7 million in corporate bonds, $11.6 million in asset backed bonds, and $0.5 million in foreign bonds. The corporate bonds consist of longer term financial institution bonds of which $67.6 million have adjustable rates using the 3 month LIBOR as the index and $73.1 million have fixed-rates for longer terms. The weighted average maturity of the corporate bond portfolio is
20.0 years.

         The following table sets forth certain information regarding the contractual maturities of the Bank's U.S. Government Agency obligations and other securities (all of which were classified as available for sale)

                                                               At December 31, 1999,

                              Maturing   Weighted    Maturing  Weighted    Maturing   Weighted    Maturing   Weighted
                              Under 1    Average      1 - 5     Average     6 - 10    Average     Over 10    Average
                               Year       Yield       Years      Yield      Years      Yield       Years      Yield
                                                             (Dollars in Thousands)
U.S.Government and
federal agency obligations    $ 8,000     7.82%     $38,000     6.19%     $118,775     6.39%     $     --       -- %
Other Securities                  100     8.13       20,500     6.52        15,250     6.83       129,837     8.00
                              -------               -------               --------               --------
                              $ 8,100               $58,500               $134,025               $129,837
                              =======               =======               ========               ========


Equity Securities

         At December 31, 1999, the Company's investment in equity securities was $205.0 million, consisting of $69.6 million of preferred stock, $40.9 million of common stock, $60.2 million of FHLB stock and $34.3 million of mutual funds. All equity investments are classified as available for sale.

Sources of Funds

         General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank also utilizes borrowings, primarily FHLB advances and reverse repurchase agreements, to fund its operations and on a longer term basis for general business.

         Deposits. The Bank's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, noninterest bearing checking accounts, commercial checking accounts, regular savings accounts and term certificate accounts. The Bank also offers jumbo certificate of deposit accounts and Individual Retirement Accounts ("IRA") and other qualified plan accounts. While jumbo certificate of deposit accounts are accepted by the Bank and may be subject to preferential rates, the Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits. Deposit account terms vary with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         At December 31, 1999, the Bank's deposits totaled $1.8 billion, of which 81.3% were interest bearing deposits. Core deposits (savings accounts, non-interest bearing commercial and retail demand deposits, money market accounts and NOW accounts) were $1.2 billion or 68.5% and certificates of deposit were $573.0 million or 31.5% at December 31, 1999. Although the Bank has a significant portion of its deposits in core deposits, management monitors the activity in these accounts and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of these deposits. The Bank is not limited with respect to the rates it may offer on deposit products.

         The Bank utilizes traditional marketing methods to attract new customers and savings deposits. In addition, the Bank's business development officers have actively solicited, through individual meetings and other contacts, deposit accounts, particularly commercial accounts. The Bank's lending officers and branch managers have increased their efforts to solicit new deposits from the Bank's loan customers and other residents and businesses in their market area. Total deposits held by banks in the Bank's market area have decreased over the past few years. However the Bank has continued to be the largest depository institution, by deposit market share, in Staten Island. While the Bank historically has not accepted brokered deposits, the Bank is currently in the process of establishing relationships with deposit brokers and may, in the future, utilize brokered deposits as a funding source, depending upon market conditions.

         For the year ended December 31, 1999, deposits, before interest credited, increased $42.1 million compared with an increase of $54.8 million in 1998. Inclusive of interest credited, deposits increased $91.2 million in 1999 and $105.4 million in 1998.

The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                Year Ended December 31,
                                       1999              1998             1997
                                       ----              ----             ----
                                                (Dollars In Thousands)
Beginning balance...............    $ 1,729,060     $1,623,652        $1,577,748
Net increase (decrease) before
interest credited...............         42,065         54,763            (9,386)
Interest credited...............         49,107         50,645            55,290
                                    -----------     ----------        ----------
Net increase in deposits........         91,172        105,408            45,904
                                    -----------     ----------        ----------
Ending balance .................    $ 1,820,232     $1,729,060        $1,623,652
                                    ===========     ==========        ==========



The following table sets forth, by various interest rate categories, the certificates of deposit with the Bank at the dates indicated.

                                                          At December 31,
                                               ------------------------------------
                                                   1999         1998         1997
                                                   ----         ----         ----
                                                        (Dollar in Thousands)
0.00% to 2.99% ..........................      $    343      $  4,343      $     --
3.00% to 3.99% ..........................         1,912         3,516         9,704
4.00% to 4.99% ..........................       406,285       253,301       128,150
5.00% to 6.99%...........................       162,666       273,931       380,820
7.00% to 8.99% ..........................         1,837         2,063         2,019
                                               --------      --------      --------
Total ...................................      $573,043      $537,154      $520,693
                                               ========      ========      ========

Weighted Average Rate

The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit at December 31, 1999.

                                           Over Six      Over One       Over Two
                                            Months         Year          Years
                              Six Months  Through One   Through Two  Through Three    Over Three
                                or Less      Years         Years         Years          Years
                               --------      -----         ----          -----          -----
                                                (Dollars in Thousands)

0.00% to 2.99%........       $    343      $     --      $     --      $     --        $     --
3.00% to 3.99%........          1,361           551            --            --              --
4.00% to 4.99%........        297,030        72,812        29,221         2,554           4,668
5.00% to 6.99%........         63,859        32,044        43,763         9,691          13,309
7.00% to 8.99% .......          1,837            --            --            --              --
                             --------      --------      --------      --------        --------
 Total ...............       $364,430      $105,407      $ 72,984      $ 12,245        $ 17,977
                             ========      ========      ========      ========        ========


         As  of  December  31,  1999,   the  aggregate   amount  of  outstanding
certificates of deposit in amounts greater than or equal to $100,000 was approximately $161.6 million. The following table presents the maturity of these certificates of deposit at such date.

                                         December 31,  1999
                                         ------------------

                                       (Dollars in Thousands)
                                       ----------------------
3 months or less .....................      $ 86,518
Over 3 months through 6 months........        23,547
Over 6 months through 12 months......         29,760
Over 12 months .......................        21,778
                                            --------
                                            $161,603
                                            ========

         The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Bank at the dates indicated.


                                                                        At December 31,
                                                                        ---------------
                                                1999                            1998                          1997
                                                ----                            ----                          ----
                                         Amount        Percentage       Amount        Percentage     Amount          Percentage
                                        ------        ----------       ------        ----------     ------          ----------
                                                                     (Dollars in Thousands)

Savings accounts.............       $  737,794           40.53%    $  730,614           42.25%    $  709,074           43.67%
Certificates of
deposit .....................          573,043           31.48        537,154           31.07        520,693           32.07
Money market accounts .......           89,003            4.89         82,360            4.76         76,088            4.69
NOW accounts ................           80,352            4.41         73,541            4.26         67,076            4.13
Demand  deposits ............          340,040           18.69        305,392           17.66        250,721           15.44
                                    ----------          ------     ----------          ------     ----------          ------
Total .......................       $1,820,232          100.00%    $1,729,061          100.00%    $1,623,652          100.00%
                                    ==========          ======     ==========          ======     ==========          ======



         Borrowings. During 1999, the Bank continued to leverage its capital by utilizing borrowings as an additional source of funds for investments and loans. At December 31, 1999 the Bank had borrowings of $2.0 billion which consisted of FHLB advances and reverse repurchase agreements from the FHLB and established brokerage firms. These borrowings are collaterized primarily by the Bank's mortgage-backed securities portfolio and the single family residential loan portfolio.

         The Bank's strategy to invest borrowings at acceptable spreads has increased the overall cost of funds while incrementally increasing net interest income and decreasing the net interest rate spread. The Bank intends to reduce its utilization of borrowings to fund asset growth during 2000 and to emphasize more traditional funding sources such as deposit growth.

         The following table sets forth information with respect to the Company's borrowings at and during the periods indicated.

                                     At or For the Year Ended December 31,
                                     -------------------------------------

                                     1999              1998              1997
                                     ----              ----              ----
                                             (Dollars in Thousands)

Maximum balance                  $2,049,372        $1,349,477        $  250,000
Average balance                  $1,673,755        $  664,822        $   81,071
Year end balance                 $2,049,372        $1,344,477        $  250,000
Weighted average
interest rate:
At end of year                     5.65%               5.24%             5.86%
During the year                    5.35%               5.58%             5.88%


         Trust Activities. The Bank also provides a full range of trust and investment services, and acts as executor or administrator of estates and as trustee for various types of trusts. Trust and investment services are offered through the Bank's Trust Department which was acquired in 1995. Fiduciary and investment services are provided primarily to persons and entities located in Staten Island, New York. Services offered include fiduciary services for trusts and estates, money management, custodial services and pension and employee benefits consulting. As of December 31, 1999, the Trust Department maintained approximately 348 trust/fiduciary accounts with an aggregate value of $133.3 million.

         The accounts maintained by the Trust/Investment Services Division consist of "managed" and "non-managed" accounts. "Managed" accounts are those for which the Bank has responsibility for administration and investment management and/or investment advice. "Non-managed" accounts are those accounts for which the Bank merely acts as a custodian. The Company receives fees depending upon the level and type of service provided. The Trust Department administers various trust accounts (revocable, irrevocable and charitable trusts, and trusts under wills), agency accounts (various investment fund products), estate accounts and employee benefit plan accounts (assorted plans and IRA accounts). Two trust officers and related staff are assigned to the Trust Department. The administration of trust and fiduciary accounts are monitored by the Trust Committee of the Board of Directors of Staten Island Savings.

         Savings Bank Life Insurance. During the year, the Bank maintained a Savings Bank Life Insurance "SBLI" department which issues life insurance to individuals. The financial statements of the SBLI Department are not consolidated with the Bank's and the SBLI department's activities are segregated from the Bank. The SBLI Department pays its own expenses and reimburses the Bank for expenses incurred on its behalf. At December 31, 1999, the SBLI department had policies totaling $1.5 billion in force. In accordance with regulatory mandate, at December 31, 1999, the operations of the SBLI department ceased and all assets, policies and surplus were transferred to a newly created mutual life insurance company. The Bank has formed a new subsidiary as a licensed life insurance agency to sell the products of the new mutual insurance company. This new subsidiary will retain all commission income from policies previously generated and serviced by the SBLI department.

Subsidiaries

         SIB Mortgage Corp. (SIBMC) is a wholly-owned subsidiary of the Bank incorporated in the State of New Jersey in 1998. SIBMC was formed to purchase substantially all of the assets of Ivy Mortgage Corp. SIBMC currently originates loans in 22 states and had assets totaling $54.0 million at December 31, 1999.

         Staten Island Funding Corporation (SIFC) is a wholly-owned subsidiary of SIBIC incorporated in the State of Maryland in 1998 for the purpose of establishing a Real Estate Investment Trust ("REIT"). The Bank transferred real estate mortgage loans totaling $648.0 million, net. In return the Bank received all the shares of common stock and preferred stock in SIFC. The assets of SIFC totaled $655.4 million at December 31, 1999.

         SIB Investment Corporation (SIBIC) is a wholly-owned subsidiary of the Bank that was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at December 31, 1999 were $718.4 million.

         American Construction Lending Services, Inc. (ACLS) is a wholly owned subsidiary of the Bank incorporated in the State of Connecticut in 1999. ACLS commenced operations in October of 1999. ACLS was formed to originate and service residential construction loans throughout the United States. The assets of ACLS totaled $5.7 million at December 31, 1999.

         ACLS originates short-term, generally six-month to one-year, construction loans primarily to individuals for their own residences. ACLS generally originates construction loans only when the borrower has a commitment from a financial institution for a permanent mortgage loan. SIBMC provides permanent financing for a significant amount of the loans originated by ACLS, which permanent mortgage loans generally are then sold into the secondary market. In addition, the Bank will provide permanent loans for certain of the construction loans originated by ACLS, which are primarily for properties located in the New York City metropolitan area. During 1999, ACLS originated $8.6 million in construction loans. ACLS currently conducts business in 16 states.

         SIB Financial Corporation (SIBFC) is a wholly owned subsidiary of the Bank incorporated in the State of New York in 2000. SIBFC was formed as a licensed life insurance agency to sell the products of the new mutual insurance company formed by the Savings Bank Life Insurance Department of New York.

         Employees. The Bank had 907 full-time employees and 98 part-time employees at December 31, 1999. None of these employees are represented by a collective bargaining agent and the Bank believes that it enjoys good relations with its personnel.

         Year 2000. In the third quarter of 1998, the Company converted most of its mission critical systems such as deposits and loans to a Year 2000 compliant platform provided by a new data processing service provider. The cost of Year 2000 compliance was borne by the servicer under terms of the company's contract with them. In 1999, the Company's other information technology systems were also upgraded for year 2000 compliance. Comprehensive tests of Year 2000 functionality were completed in 1999 and no significant problems were noted. In accordance with regulatory guidelines, the Company also developed and successfully tested a Year 2000 business resumption contingency plan. During the century turnover and to date, the Company did not or has not experienced any disruptions to its information technology systems or in the level of service provided to customers. For the year ended 1999, the Company incurred expenses of approximately $150,000 related to Year 2000 compliance.

                                   REGULATION

General

         The Bank is a federally chartered and insured savings bank subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings associations, and the FDIC, as the administrator of the BIF (Bank Insurance Fund).

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

         The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid.

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

         Financial Modernization. Under the Gramm-Leach Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

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

         Liquid Assets. Under OTS regulations, for each calendar month, a savings bank is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar month. This liquidity requirement, which is currently at 4.0%, may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets equal to not less than 1.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank maintains liquid assets in compliance with these regulations.

         Regulatory Capital Requirements. OTS capital regulations require savings banks to satisfy minimum capital standards, risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings banks must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

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

         The Bank's tangible capital ratio was 8.93%, its core capital ratio was 8.97% and its total risk-based capital ratio was 19.80% at December 31, 1999.

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

         Conservatorship/Receivership. In addition to the grounds discussed under "Prompt Corrective Action," the OTS (and, under certain circumstances, the
FDIC) may appoint a conservator or receiver for a savings association if any one or more of a number of circumstances exist, including, without limitation, the following: (i) the institution's assets are less than its obligations to creditors and others, (ii) a substantial dissipation of assets or earnings due to any violation of law or any unsafe or unsound practice, (iii) an unsafe or unsound condition to transact business, (iv) a willful violation of a final cease-and-desist order, (v) the concealment of the institution's books, papers, records or assets or refusal to submit such items for inspection to any examiner or lawful agent of the appropriate federal banking agency or state bank or savings association supervisor, (vi) the institution is likely to be unable to pay its obligations or meet its depositors' demands in the normal course of business, (vii) the institution has incurred, or is likely to incur, losses that will deplete all or substantially all of its capital, and there is no reasonable prospect for the institution to become adequately capitalized without federal assistance, (viii) any violation of law or unsafe or unsound practice that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of the institution's depositors or the federal deposit insurance fund, (ix) the institution is undercapitalized and the institution has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan, (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital, or (xi) the institution is found guilty of certain criminal offenses related to money laundering.

         Enforcement Powers. The OTS and, under certain circumstances the FDIC, have substantial enforcement authority with respect to savings associations, including authority to bring various enforcement actions against a savings association and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a savings association's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings association or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including to make restitution or provide reimbursement, indemnification or guarantee against loss; restrict the growth of the institution; and rescind agreements and contracts.

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

         Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At December 31, 1999, under the expanded QTL test, approximately 89.04% of the Bank's portfolio assets were qualified thrift investments.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Bank paid $207,000 in insurance deposit premiums during 1999.

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

                                    TAXATION

Federal Taxation

         General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank. The Bank's federal income tax returns have been audited or closed without audit by the IRS through 1995.

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

         Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific chargeoff method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 1999 is approximately $4.8 million. The Bank began to recapture the reserve in 1998.

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

         At December 31, 1999 the Bank's total federal pre-1988 reserve was approximately $11.7 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1999, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

State and Local Taxation

         New York State and New York City Taxation. The Company and the Bank report income on a combined calendar year basis to both New York State and New York City. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3.25% of "alternative entire net income" allocable to New York State
(c) 0.02% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation

Tax is imposed using similar alternative taxable income methods and rates.

         A temporary Metropolitan Transportation Business Tax Surcharge on Banking corporations doing business in the Metropolitan District has been applied since 1982. The Bank transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 1999, the surcharge rate is 17% of the State franchise tax liability

         Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000. The Delaware tax for 1999 was $150,000. The Mortgage Company and the Construction Lending Company are subject to taxes for the additional states that they operate in.

PART II

Item 2.  Properties

         At December 31, 1999, the Bank conducted its business from its executive and administrative offices in Staten Island, New York, and 16 full service branch offices in Staten Island, one full service branch office in Brooklyn as well as three limited service branch offices, a loan origination center and its Trust Department in Staten Island. In addition, the Bank maintains 37 automated teller machines ("ATMs").

         SIBMC conducts its business from its executive and administrative office in Branchburg, New Jersey and eight retail loan origination offices.

          SIBIC conducts its business in its executive office located in Middletown, New Jersey.

         ACLS conducts its business from its executive office in Wallingford, Connecticut.

         The following table sets forth certain information relating to the Company's offices at December 31, 1999.


                                           Lease     Improvements at      Deposit at
                               Owned or  Expiration    December 31,      December 31,
                                Leased     Date           1999               1999
Location (1)

Executive Office:

15 Beach  Street                Owned                    $1,806                  --
Staten Island, NY 10304


Branch Offices:

81-91 Water Street              Owned                       225            $161,126
Staten Island, NY 10304

15 Hyatt Street                 Owned                       109              63,678
Staten Island, NY 10301

257 New Dorp Lane               Owned                        35             142,941
Staten Island,
NY 10305

260 New Dorp Lane               Owned                       471                  (1)
Staten Island, NY 10305

1837 Victory Boulevard          Owned                       149             162,176
Staten Island, NY 10314

1850 Victory Boulevard          Owned                       149                  (2)
Staten Island, NY 10314

1320 Hylan Boulevard            Owned                       435             160,498
Staten Island, NY  10305

461-465, 475 Forest Avenue      Owned                       669             107,770
Staten Island, NY 10310

3150 Amboy Road                 Owned                       401             101,621
Staten Island, NY 10308

900 Huguenot Avenue             Leased     2000 (3)         345              71,457
Staten Island, NY 10312

5472 Amboy Road                 Owned                     1,178                  (4)
Staten Island, NY  10309

2700 Hylan Boulevard            Leased     2005 (3)         374             123,290
Staten Island, NY 10306

4025 Amboy Road                 Owned                       230             104,921
Staten Island,  NY 10308

6975 Amboy Road                 Owned                     1,330              71,397
Staten Island, NY
10309

1630 Forest Avenue              Owned                     1,103              89,836
Staten Island, NY 10302

43 Richmond Hill Road           Leased     2009             491              77,073
Staten Island,
NY 10314

800 Forest Avenue               Owned                       796              60,817
Staten Island, NY 10310

1630 Richmond Road              Owned                     1,080             169,862
Staten Island, NY 10304

4310-4312-4320 Amboy Road       Leased     2007 (3)         256              73,444
Staten Island, NY 10312

9512-20 3rd Avenue              Leased     2004             265              72,932
Brooklyn, NY 11209

Other Offices:

45 Beach Street                 Owned                       574                  (5)
Staten Island, NY 10304

260 Christopher Lane            Leased     2003             194                  (6)
Staten Island, NY 10314

96 Prospect Street              Owned                       923                  (5)
Staten Island, NY 10304

1591 Richmond Road              Owned                       615                  (7)
Staten Island, NY
10304

176 Broadway                    Leased     2000              --                  (8)
New York, NY
10038

1500 Victory Blvd.              Leased     2002(3)           42                  (5)
Staten Island, NY 10314

SIB Mortgage Corp. Executive    Leased     2001              52                  (6)
Offices/Branch
1250 Route 28
Branchburg, NJ 08876

99 Merimack Street              Leased     2001               5                  (6)
Haverhill,Ma

86 Summit Avenue                Leased     2002               6                  (6)
Summit, NJ 07901

400 West Cummings Park          Leased     2001              10                  (6)
Suite 4900 Woburn, MA 01801

1 Neshamiy Interplex            Leased     2002               0                  (6)
Suite 102
Trevose, PA 19053

Plaza 800 Islington Street      Leased     2001               1                  (6)
Portsmouth, NH

29 Emmons Drive                 Leased     2002               0                  (6)
W Windsor, NJ

1111 Street Road                Leased     2000               0                  (6)
Southampton, PA 18966

317 Brick  Boulevard            Leased     2003               4                  (6)
Brick, NJ 08723

100 N.E. 5th Avenue             Owned                         6                  (6)
Delray Beach,  FL

ACLS                            Leased     2004              14                  (6)
Executive Office
102 Barnes Road
Wallingford, CT 06492

SIB Investment Corporation      Leased     2000               0                  (6)
Executive Office 1650 Route 35
South Middletown, NJ 07748

(1) Consists of two ATMs and a manned drive-in facility.
(2) Consists of three ATMs and a manned drive-in facility.
(3) Excludes options to extended term.
(4) An automated drive through facility with two ATMs.
(5) Administrative office.
(6) Loan origination office.
(7) Trust Department office.
(8) SBLI Department.(to be closed March 31, 2000)

Item 3.  Legal Proceedings.

         The Company is not involved in any legal proceedings other than immaterial proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security-Holders.
-------------------------------------------------------------

         Not applicable.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         The  information  required  herein  to  stockholders,   to  the  extent
applicable, is incorporated by reference from page 37 and 38 of the Company's 1999 Annual Report ("1999 Annual Report")

Item 6.  Selected Financial Data.
--------------------------------

         The information required herein is incorporated by reference from page 10 of the 1999 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

         The information required herein is incorporated by reference from pages 13 to 20 of the 1999 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.
--------------------------------------------------------------------

         The information required herein is incorporated by reference from pages 11 to 13 of the 1999 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 21 to 37 of the 1999 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------
         Not applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

         The information required herein is incorporated by reference from pages 3 to 6 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 27, 2000. ("Definitive Proxy Statement").

Item 11.  Executive Compensation.

         The information required herein is incorporated by reference from pages 10 to 14 of the Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         The information required herein is incorporated by reference from pages 7 and 9 of the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from pages 14 and 15 of the Definitive Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

         (a)  Documents Filed as Part of this Report
              --------------------------------------

                  (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13.0):

                  Report of Independent Auditors

                  Consolidated Statements of Condition as of December 31, 1999 and 1998.

                  Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997.

                  Notes to Consolidated Financial Statements.

         (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.


Index                                   Exhibit Index
-----                                   -------------

 3.1*             Certificate of Incorporation of Staten Island Bancorp, Inc.
 3.2*             Bylaws of Staten Island Bancorp, Inc.
 4.0*             Specimen Stock Certificate of Staten Island Bancorp, Inc.
10.1*             Form of  Employment  Agreement  among Staten  Island  Bancorp,
                  Inc.,   Staten  Island  Savings  Bank  and  certain  executive
                  officers.
10.2*             Form of Employment  Agreement  between Staten Island  Bancorp,
                  Inc.and each of Harry P. Doherty and James R. Coyle.
10.3*             Form of Employment  Agreement  between  Staten Island  Savings
                  Bank and each of Harry P. Doherty and James R. Coyle.

10.4**            Amended and Restated 1998 Stock Option Plan
10.5**            Amended and Restated 1998  Recognition  and Retention Plan and
                  Trust Agreement
10.6***           Deferred Compensation Plan
13.0              1999 Annual Report to Stockholders
21.0              Subsidiaries of the Registrant - Reference is made to "Item 2.
                    "Business" for the required information
23.0              Consent of Arthur Andersen, LLP
27.0              Financial Data Schedule

(*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-32113) filed by the Company with the SEC.
(**) Incorporated herein by reference from the Company's definitive proxy statement dated March 29, 2000.
(***) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998


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


    Name                                  Title                    Date

/s/ Harry P. Doherty              Chairman and Chief             March 30, 2000
--------------------              Executive Officer
Harry P. Doherty

/s/ James R. Coyle                Director, President            March 30, 2000
------------------                and Chief Operating
James R. Coyle                    Officer

/s/ Edward J. Klingele            Senior Vice President and      March 30, 2000
----------------------            Chief Financial Officer
Edward J. Klingele                (principal financial and
                                  accounting officer)

/s/ Harold Banks                  Director                       March 30, 2000
-----------------
Harold Banks

/s/ Charles J. Bartels            Director                       March 30, 2000
----------------------
Charles J. Bartels

/s/ William G. Horn               Director                       March 30, 2000
-------------------
William G. Horn

/s/ Dennis P. Kelleher            Director                       March 30, 2000
----------------------
Dennis P. Kelleher

/s/ Julius Mehrberg               Director                       March 30, 2000
-------------------
Julius Mehrberg

/s/ John R. Morris                Director                       March 30, 2000
------------------
John R. Morris


/s/Kenneth W. Nelson              Director                       March 30, 2000
---------------------
Kenneth W. Nelson


/s/ William E. O'Mara             Director                       March 30, 2000
---------------------
William E. O'Mara