Form 10-K/A
period 1999-12-31
STATEN ISLAND BANCORP INC
filed 2000-03-31
CIK 1042801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                Amendment No. 1

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

Note: The Annual Report on Form 10-K as filed on March 30, 2000 inadvertently ommitted Exhibit 13.0, the 1999 Annual Report to Stockholders. Although the 1999 Annual Report to Stockholders was filed separately on March 30, 1999 in electronic format, this amendment is being filed solely to include Exhibit 13.0, the 1999 Annual Report to Stockholders.



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