Form 10-Q
period 2000-03-31
STATEN ISLAND BANCORP INC
filed 2000-05-15
CIK 1042801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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


                                 (718-556-6518)
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 DAYS. YES [ X ] NO [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 36,791,023 shares of Common Stock outstanding as of May 8, 2000.

                  STATEN ISLAND BANCORP, INC. AND SUBSIDIARIES

Table of Contents                                                                     PAGE
-----------------                                                                     ----
Part 1  Financial Information

      Item 1    Financial Statements

                Unaudited Statements of Condition                                      1
                (As of March  31, 2000 and December 31, 1999)

                Unaudited Statements of Income                                         2
                         (For three months ended March 31, 2000 and 1999)

                Unaudited Statement of Changes in Stockholders' Equity                 3
                         (For three months ended March 31, 2000)
                Unaudited Statements of Cash Flows                                     4
                          (For the three months ended March 31, 2000 and 1999)

                Notes to Unaudited Consolidated Financial Statements                   5

      Item 2    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                  12

      Item 3    Quantitative and Qualitative Disclosures About Market Risk             18


Part II Other Information

        Item 1  Legal Proceedings                                                      19
                -----------------

        Item 2  Changes in Securities and Use of Proceeds                              19
                -----------------------------------------
        Item 3  Defaults Upon Senior Securities                                        19
                -------------------------------

        Item 4  Submission of Matters to a Vote of Security Holders                    19
                ---------------------------------------------------

        Item 5  Other Information                                                      19
                -----------------

        Item 6  Exhibits and Reports on Form 8-K                                       20
                --------------------------------

                Signatures                                                             21

                  STATEN ISLAND BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                            --------------------------------------------
                                                               March 31, 2000         December 31, 1999
                                                             --------------------    --------------------
                                                                         (000's omitted)
                                                                             unaudited
ASSETS

ASSETS:
Cash and due from banks ............................          $    71,340           $    80,998
Federal funds sold .................................                7,325                20,400
Securities available for sale ......................            2,053,890             1,963,954
Loans, net .........................................            2,419,638             2,150,039
Loans held for sale, net ...........................               37,997                46,588
Accrued interest receivable ........................               25,171                23,621
Bank premises and equipment, net ...................               29,718                24,731
Intangible assets, net .............................               62,275                15,431
Other assets .......................................              168,945               163,552
                                                              -----------           -----------
Total assets .......................................          $ 4,876,299           $ 4,489,314
                                                              ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Due Depositors-
Savings ............................................          $   793,502           $   737,794
Time ...............................................              775,717               573,043
Money market .......................................              129,595                89,004
NOW accounts .......................................               91,965                80,352
Demand deposits ....................................              385,520               340,040
                                                              -----------           -----------
                                                                2,176,299             1,820,233
Borrowed funds .....................................            2,080,548             2,049,411
Advances from borrowers for taxes and insurance ....               14,187                10,805
Accrued interest and other liabilities .............               45,884                37,488
                                                              -----------           -----------
Total liabilities ..................................            4,316,918             3,917,937
                                                              -----------           -----------
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share, 100,000,000
shares authorized, 45,130,312 issued and 37,341,123
outstanding at March 31, 2000 and 45,130,312 issued                   451                   451
and 38,693,623 outstanding at December 31, 1999 ....
Additional paid-in-capital .........................              536,831               536,539
Retained earnings-substantially restricted .........              259,834               251,315
Unallocated common stock held by ESOP ..............              (35,022)              (35,709)
Unearned common stock held by RRP ..................              (25,440)              (25,439)
Treasury stock 7,789,189 shares at March 31, 2000
and 6,436,689 at December 31, 1999 at cost .........             (143,966)             (121,149)
                                                              -----------           -----------
                                                                  592,688               606,008
Accumulated other comprehensive income, net of taxes              (33,307)              (34,631)
                                                              -----------           -----------

Total stockholders' equity .........................              559,381               571,377
                                                              -----------           -----------
Total liabilities and stockholders' equity .........          $ 4,876,299           $ 4,489,314
                                                              ===========           ===========

                                       1


                  STATEN ISLAND BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                                                      For the Three Months Ended
                                                                               March 31,
                                                                   -----------------------------------
                                                                       2000                   1999
                                                                  ------------------------------------
                                                                 (000's omitted except per share data)
                                                                               (unaudited)
Interest Income:
Loans ..................................................          $     44,127           $     30,665
Securities, available for sale .........................                36,819                 31,352
Federal funds sold .....................................                   460                    727
                                                                  ------------           ------------
   Total interest income ...............................                81,406                 62,744
                                                                  ------------           ------------
Interest Expense:
Savings and escrow .....................................                 4,933                  4,562
Time ...................................................                 9,073                  6,469
Money market and NOW ...................................                 1,384                    982
Borrowed funds .........................................                30,314                 17,714
                                                                  ------------           ------------
   Total interest expense ..............................                45,704                 29,727
                                                                  ------------           ------------
   Net interest income .................................                35,702                 33,017
Provision for Loan Losses ..............................                    18                     59
                                                                  ------------           ------------
     Net interest income after provision for loan losses                35,684                 32,958

Other Income (Loss):
Service and fee income .................................                 8,387                  5,494
Securities transactions ................................                  (223)                   124
                                                                  ------------           ------------
                                                                         8,164                  5,618

Other Expenses:
Personnel ..............................................                13,074                 10,406
Occupancy and equipment ................................                 2,377                  1,884
Amortization of intangible assets ......................                 1,217                    553
FDIC Insurance .........................................                   112                     50
Data processing ........................................                 1,148                    927
Marketing ..............................................                   480                    348
Professional fees ......................................                   568                    558
Other ..................................................                 3,382                  2,953
                                                                  ------------           ------------
   Total other expenses ................................                22,358                 17,679
                                                                  ------------           ------------
   Income before provision for income taxes ............                21,490                 20,897

Provision for Income Taxes .............................                 8,327                  8,577
                                                                  ------------           ------------
Net Income .............................................          $     13,163           $     12,320
                                                                  ============           ============

Earnings Per Share:
Basic ..................................................          $       0.38           $       0.31
Fully Diluted ..........................................          $       0.38           $       0.31
Weighted Average:
Common Shares Outstanding ..............................            45,130,312             45,130,312
Less: Unallocated ESOP/RRP Shares ......................             3,179,824              3,432,046
Less: Treasury Shares ..................................             6,976,562              2,060,780
                                                                  ------------           ------------
                                                                    34,973,926             39,637,486
                                                                  ============           ============

                                                     STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                                                STOCKHOLDERS' EQUITY
                                                                      unaudited
                                                                   (000's omitted)

                                                           Unallocated
                                               Additional     Common       Unearned
                                      Common    Paid-In       Stock         RRP       Treasury   Comprehensive
                                      Stock     Capital    Held by ESOP     Shares      Stock       Income
                                     --------------------------------------------------------------------------

Balance January 1, 2000.............  $ 451    $ 536,539    $ (35,709)   $ (25,440)  $ (121,149)

Change in unrealized
appreciation (depreciation)
on securities, net of tax...........                                                                $ 1,324

Allocation of 57,226 ESOP shares....                 292          687


Treasury stock (1,352,500) at cost                                                      (22,817)

Net Income..........................                                                                 13,163
                                                                                                  ---------
Comprehensive Income................                                                                 14,487
                                                                                                  =========

Dividends paid......................
                                    ---------------------------------------------------------------------------
Balance March 31, 2000.............. $ 451    $ 536,831      $ (35,022)  $ (25,440)$ (143,966)
                                     ==========================================================================

                                                     STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                                                STOCKHOLDERS' EQUITY
                                                                      unaudited
                                                                   (000's omitted)

                                                  Accumulated
                                                     Other
                                       Retained  Comprehensive
                                       Earnings   Income(Loss)    Total
                                     -------------------------------------

Balance January 1, 2000.............   $ 251,315    $ (34,631)  $ 571,376

Change in unrealized
appreciation (depreciation)
on securities, net of tax...........                    1,324       1,324

Allocation of 57,226 ESOP shares....                                  979

Treasury stock (1,352,500) at cost                                (22,817)

Net Income..........................     13,163                    13,163

Comprehensive Income................


Dividends paid......................    (4,644)                    (4,644)
                                     ------------------------------------
Balance March 31, 2000.............. $ 259,834      $ (33,307) $ 559,381
                                     =====================================

               STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                                              2000                1999
                                                                              ----                ----
                                                                                   (000's omitted)
                                                                                      unaudited
Cash Flows From Operating Activities:
Net Income                                                                   $13,163              $12,320
Adjustments to reconcile net income to net cash
 provided by operating activities----
Depreciation and amortization                                                    690                  654
Accretion and amortization of bond and mortgage premiums                        (648)                 636
Amortization of intangible assets                                              1,217                  553
Loss (Gain) on sale of available for sale securities                             223                 (124)
Other noncash expense (income)                                                (3,360)              (4,453)
Expense charge relating to allocation and earned
  portions of employee benefit plan                                            2,061                2,193
Provision for possible loan losses                                                18                   59
Decrease in deferred loan fees                                                (1,003)                (486)
Decrease (increase) in accrued interest receivable                             2,649                 (402)
Decrease (increase) in other assets                                           (2,820)               9,499
(Decrease) increase in accrued interest and other liabilities                  7,898                7,394
(Increase) decrease in deferred income taxes                                   1,042                4,699
Recoveries of loans                                                              102                  334
                                                                            -----------------------------
Net cash provided by operating activities                                     21,232               32,876
                                                                            -----------------------------
Cash Flows From Investing Activities:
Maturities of available for sale securities                                   44,221              150,686
Sales of available for sale securities                                       107,730               12,010
Purchases of available for sale securities                                   (15,283)            (195,192)
Principal collected on loans                                                  22,521               49,921
Loans made to customers                                                     (272,408)            (342,867)
Purchases of loans                                                            (3,030)              (4,052)
Sales of loans                                                                85,690              169,783
Capital expenditures                                                          (1,603)                (795)
Acquisition of FSB, net of cash acquired                                     (46,688)
                                                                            -----------------------------
Net cash (used in) investing activities                                      (78,850)            (160,506)
                                                                            -----------------------------
Cash Flows From Financing Activities:
Net increase in deposit accounts                                              31,209               44,366
Borrowings                                                                    31,137              103,885
Dividends paid                                                                (4,644)              (3,897)
Purchase of Treasury Stock                                                   (22,817)             (25,690)
Net cash provided by financing activities                                     34,885              118,664
Net (decrease) increase in cash and cash equivalents                         (22,733)              (8,966)

Cash And Equivalents, beginning of year...............................       101,398              133,109
                                                                            -----------------------------
Cash And Equivalents, end of period...................................       $78,665             $124,143

Supplemental Disclosures Of Cash Flow Information:
Cash paid for-
Interest                                                                     $44,832              $28,154
Income taxes                                                                   3,788                2,337

Acquisition of FSB
Fair value of assets acquired                                                370,579                    -
Fair value of liabilities acquired                                           331,280                    -

                         STATEN ISLAND BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Information

Note 1.  Summary of Significant Accounting Policies

         The accounting and reporting policies of Staten Island Bancorp, Inc. (the "Company") and subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry.

Basis of Financial Statement Presentation

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Staten Island Savings Bank (the "Bank") and the Bank's subsidiaries. The Bank's wholly owned subsidiaries are SIB Mortgage Corp. (the "Mortgage Company"), SIB Investment Corporation ("SIBIC"), Staten Island Funding Corporation ("SIFC"), American
Construction Lending Service, Inc. ("ACLS") and SIB Financial Services Corporation ("SIBFSC"). All significant intercompany transactions and balances are eliminated in consolidation.

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report and Form 10-K.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

Business
         Staten Island Bancorp, Inc. is the holding company for Staten Island Savings Bank. The Bank, which is a traditional full service community oriented bank, operates sixteen full service branches, one supermarket branch and three limited service branches on Staten Island and one full service branch in Brooklyn. In addition, as a result of the acquisition of First State Bancorp
(FSB) in January 2000, the holding company for First State Bank, the Bank operates four full service branches in Ocean County, and two full service branches in Monmouth County, New Jersey. The Bank also has a lending center and a Trust Department on Staten Island. Commercial lending offices are also located in the Bay Ridge, Brooklyn branch and the Howell, New Jersey branch.

         The Mortgage Company does business as Ivy Mortgage and is headquartered in Branchburg, New Jersey. The Mortgage Company originates loans in 22 states and sells them to investors generating fee income for the Bank. The Bank retains for its own portfolio certain adjustable rate mortgage loans ("ARMS") originated by the mortgage company in order to supplement the ARMS originated directly by the Bank in its efforts to manage interest rate risk.

         ACLS originates short-term, generally six-month to one year, construction loans primarily to individuals for their own residences. ACLS operates throughout the United States and the Bank will provide permanent loans for construction loans originated by ACLS for certain properties located in the New York City metropolitan area.

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


Organization Form of Ownership

         The Bank was originally founded as a New York State chartered savings bank in 1864. In August 1997, the Bank converted to a federally chartered mutual savings bank and is now regulated by the OTS. On April 16, 1997, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company (the "Conversion"). The Company completed its initial public offering and Conversion on December 22, 1997 and issued 45,130,312 shares of common stock, $.01 par value per share.

         The Bank has the following wholly owned subsidiaries:

         The Mortgage Company was incorporated in the State of New Jersey in 1998. The Mortgage Company was formed to purchase substantially all of the assets of Ivy Mortgage Corp. The Mortgage Company currently originates loans in 22 states and had assets totaling $46.9 million at March 31, 2000 and originated $125.7 million of loans during the three months ended March 31, 2000.

         Staten Island Funding Corporation is a wholly-owned subsidiary of SIBIC incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust ("REIT"). The Bank transferred real estate mortgage loans totaling $648.0 million, net, which included certain other associated assets and liabilities. In return the Bank received all the shares of common stock and the majority of the preferred stock in SIFC. The assets of SIFC totaled $665.2 million at March 31, 2000.

         SIB Investment Corporation was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at March 31, 2000 were $730.2 million.

         American Construction Lending Services, Inc. is a wholly owned subsidiary of the Bank incorporated in the state of Delaware in May 1999 and is headquartered in the state of Connecticut. ACLS's main business line is originating residential construction loans throughout the country. The assets of ACLS totaled $11.6 million as of March 31, 2000.

         SIB Financial Services Corporation is a wholly owned subsidiary of the Bank incorporated in the State of New York in January 2000. SIBFSC was formed as a licensed life insurance agency to sell the product of the SBLI Mutual Insurance Co. of New York. The assets of SIBFSC were $58,000 as of March 31, 2000.

Securities - Available for Sale. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities of the Company at March 31, 2000 and December 31, 1999.

                                                                                     March 31, 2000           December 31, 1999
                                                                              ---------------------------  -----------------------
Bonds and Mortgage-Related Securities - Available For Sale
----------------------------------------------------------                      Amortized        Fair       Amortized      Fair
                                                                                  Cost          Value         Cost        Value
                                                                              ------------  -------------  ---------- ------------
                                                                                                   (000's omitted)
U.S. Treasuries ............................................................   $    9,673   $    9,697   $   12,212   $   12,275
Govt. Sponsored Agencies ...................................................      307,036      300,468      152,024      143,482
Industrial and Finance .....................................................      148,565      140,117      162,796      152,319
Foreign ....................................................................          350          350          560          498
                                                                               ----------   ----------   ----------   ----------
Total Debt Securities ......................................................      465,624      450,632      327,592      308,574
                                                                               ----------   ----------   ----------   ----------

G.N.M.A. - M.B.S ...........................................................       16,596       16,069       17,112       16,532
F.H.L.M.C. - M.B.S .........................................................      324,165      313,362      329,198      318,832
F.N.M.A. - M.B.S ...........................................................      448,218      438,383      467,322      458,247
Agency C.M.O.'s ............................................................      247,702      237,499      248,376      238,617
Privately Issued C.M.O.'s ..................................................      431,441      414,439      436,604      418,202
                                                                               ----------   ----------   ----------   ----------
Total Mortgage-Backed and Mortgage Related Securities ......................    1,468,122    1,419,752    1,498,612    1,450,430
                                                                               ----------   ----------   ----------   ----------

                                                                               ----------   ----------   ----------   ----------
 Total Bonds and Mortgage-Related Securities- Available For Sale ...........    1,933,746    1,870,384    1,826,204    1,759,004
                                                                               ----------   ----------   ----------   ----------

Equity Securities
-----------------                                                               Amortized       Fair     Amortized       Fair
                                                                                  Cost         Value        Cost        Value
                                                                               ----------   ----------   ----------   ----------
Preferred Stock ............................................................       71,494       62,326       79,870       69,558
Common Stock ...............................................................       85,957       88,832       97,787      101,046
IIMF Cap. Apprec ...........................................................       26,745       32,348       26,691       34,346
                                                                               ----------   ----------   ----------   ----------
 Total Equity Securities ...................................................      184,196      183,506      204,348      204,950
                                                                               ----------   ----------   ----------   ----------

                                                                               ----------   ----------   ----------   ----------
Total Investments...........................................................   $2,117,942   $2,053,890   $2,030,552   $1,963,954
                                                                               ==========   ==========   ==========   ==========

Loan Portfolio Composition.

         The following table sets forth the composition of Bank's loans at the dates indicated.

                                                         March 31, 2000                          December 31, 1999
                                                ---------------------------------          -------------------------------
                                                                    Percent of                                Percent of
                                                   Amount              Total                  Amount             Total
                                                ------------       --------------          ------------       ------------
                                                                               (000's omitted))
Mortgage loans:
Single-family residential ...........           $ 1,909,550                78.92%         $ 1,737,913                80.83%
Multi-family residential ............                46,575                 1.92%              42,501                 1.76%
Commercial real estate ..............               278,172                11.50%             223,809                 9.25%
Construction and land ...............                79,832                 3.30%              60,105                 2.48%
Home equity .........................                 9,134                 0.38%               5,390                 0.22%
                                                -----------            ----------         -----------            ----------
Total mortgage loans ................             2,323,263                96.02%           2,069,718                94.54%

Other loans:
Student loans .......................                   904                 0.04%                 657                 0.03%
Passbook loans ......................                11,247                 0.46%               5,357                 0.22%
Commercial business loans ...........                35,821                 1.48%              33,646                 1.39%
Other consumer loans ................                56,333                 2.33%              49,395                 2.04%
                                                -----------            ----------         -----------            ----------
Total other loans ...................               104,305                 4.31%              89,055                 3.68%

                                                -----------            ----------         -----------            ----------
Total loans receivable ..............             2,427,568               100.33%           2,158,773                98.22%
Less:
Premium (discount) on loans purchased                 5,154                 0.21%               4,640                 0.19%
Allowance for loan losses ...........               (14,985)               (0.62)%            (14,271)               (0.59)%
Deferred loan costs (fees) ..........                 1,901                 0.08%                 897                 2.18%
                                                -----------            ----------         -----------            ----------
Loans receivable, net ...............           $ 2,419,638               100.00%         $ 2,150,039               100.00%
                                                ===========            ==========         ===========            ==========

Delinquent Loans. The following table sets forth information concerning delinquent loans at March 31, 2000 on which the company is accruing interest and as a percentage of each category of the Bank's loan portfolio. The amount presented represents the total outstanding principal balance of related loans, rather than the actual payment amounts which are past due.

                                                                           March 31, 2000
                                   ------------------------------  ------------------------------  -------------------------------

                                            30-59 Days                      60-89 Days                    90 Days or More
                                   ------------------------------  ------------------------------  -------------------------------
                                                  Percent of Loan                 Percent of Loan                 Percent of Loan
                                      Amount         Category         Amount         Category         Amount         Category
                                   -------------  ---------------  -------------  ---------------  -------------  ----------------
                                                                           (000's omitted)
Mortgage loans:
 Single-family residential           $29,909            1.57%        $ 7,535              0.39%        $ 6,586              0.34%
 Multi-family residential                547            1.17%             --              0.00%             --              0.00%
 Commercial real estate ..            12,107            4.35%          1,396              0.50%            239              0.09%
 Construction and land ...             5,732            7.18%            192              0.24%          2,001              2.51%
 Home equity .............               156            1.71%             30              0.33%             45              0.49%
                                     -------                         -------                           -------
Total mortgage loans .....            48,451            2.09%          9,153              0.39%          8,871              0.38%

Other loans:
 Commercial business loans             1,474            4.11%            391              1.09%            516              1.44%
 Other loans .............             1,859            2.71%            318              0.46%            276              0.40%
                                     -------                         -------                           -------
   Total other loans .....             3,333            3.20%            709              0.68%            792              0.76%
                                     -------                         -------                           -------
   Total loans ...........           $51,784            2.13%        $ 9,862              0.41%        $ 9,663              0.40%
                                     =======                         =======                           =======


Loans Past Due 90 Days or More and Still Accruing And Non-Accruing Assets. The following table sets forth information with respect to non-accruing loans, other real estate owned, repossessed assets and loans past due 90 days or more and still accruing.

                                                                March 31, 2000       December 31, 1999
                                                                --------------       -----------------
                                                                         (Dollars in Thousands)
Non-Accruing Assets
  Mortgage loans:
   Single-family residential ......................              $ 4,172               $ 2,899
   Multi-family residential .......................                  115                    --
   Commercial real estate .........................                5,975                 5,568
   Construction and land ..........................                1,330                 1,793
   Home equity ....................................                    6                   106
 Other loans:
   Commercial business loans ......................                1,644                 1,783
   Other consumer loans ...........................                  391                   325
                                                                 -------               -------
Total non-accrual loans ...........................               13,633                12,474
Other real estate owned and repossessed assets, net                1,470                   887
                                                                 -------               -------
  Total non-accruing assets .......................               15,103                13,361
Loans past due 90 days or more and still accruing .                9,663                 6,886
                                                                 -------               -------
  Non-accruing assets and loans past due 90 days
   or more and still accruing .....................              $24,766               $20,247
                                                                 =======               =======

Non-accruing assets to total loans ................                 0.62%                 0.62%
Non-accruing assets to total assets ...............                 0.31%                 0.30%
Non-accruing loans to total loans .................                 0.56%                 0.58%
Non-accruing loans to total assets ................                 0.28%                 0.28%

Allowances for Loan Losses. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                        Three Months Ended                  Year Ended
                                                              March 31,                     December 31,
                                                -----------------------------------     -------------------

                                                        2000                 1999                 1999
                                                    -----------          -----------          -------------
                                                                (Dollars in Thousands)

Allowance at beginning of period .........            $ 14,271             $ 16,617             $ 16,617
Provisions (Benefit) .....................                  18                   59               (1,843)
Increase as a result of acquisition of FSB                 847                   --                   --
Charge-offs:
Mortgage loans:
   Construction, land and land development                  --                   --                   --
   Single-family residential .............                  63                   39                  148
   Multi-family residential ..............                  --                   --                   --
   Commercial real estate ................                  --                  216                  474
Other loans ..............................                 190                  138                1,043
                                                      --------             --------             --------
   Total charge-offs .....................                 253                  393                1,665
Recoveries:
Mortgage loans:
   Construction, land and land development                  --                   --                   --
   Single-family residential .............                   9                  236                  456
   Multi-family residential ..............                  --                   --                   --
   Commercial real estate ................                  --                    1                   34
Other loans ..............................                  93                   97                  672
                                                      --------             --------             --------
   Total recoveries ......................                 102                  334                1,162
                                                      --------             --------             --------
Allowance at end of period ...............            $ 14,985             $ 16,617             $ 14,271
                                                      ========             ========             ========

Allowance for possible loan losses
to total non-accruing loans at
end of period ............................              109.92%              113.59%              114.40%

Allowance for possible loan losses
to total loans at end of period ..........                0.62%                1.03%                0.66%

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

Acquisition

         After the close of business on January 14, 2000 the Company completed the acquisition of First State Bancorp ("FSB"), the holding company for First State Bank, a New Jersey chartered commercial bank located in Howell, New Jersey. The four branches in Northern Ocean County and two in Monmouth County, New Jersey are being operated as the First State Division of Staten Island Savings Bank. The cost of the transaction, which was accounted for as a purchase and paid in cash, was approximately $84.0 million. The excess of cost over the fair value of the net assets acquired (goodwill) in the transaction was $46.4 million and is being amortized on a straight-line basis over a 15-year period. The goodwill amount is subject to adjustment resulting from future purchase contingencies which are not expected to be material.

Changes in Financial Condition

         Total assets at March 31, 2000 were $4.9 billion compared to $4.5 billion as of December 31, 1999, which represents an increase of $387.0 million or 8.6%. The increase in overall assets was primarily due to the completion of the acquisition of FSB which resulted in a net increase of $336.4 million in total assets. In addition to the asset growth resulting from such acquisition, the Company experienced an increase in net loans of $176.5 million or 8.21%. Loan originations for the quarter were $271.9 million of which $34.9 million were for real estate secured commercial loans and construction loans. The Mortgage Company had originations of $125.7 million and sales of $85.7 million of one-to four-family residential loans. The Bank retained for its own portfolio $39.5 million of ARM loans originated by the Mortgage Company. The increase in net loans was partially offset by a decrease in securities available for sale of $133.5 million exclusive of the acquisition of $223.5 million in securities from FSB. The decrease was primarily due to sales of $107.7 million and prepayments and amortization from the mortgage- backed securities portfolio. The primary reason for this decrease in the securities available for sale portfolio was management's plan to partially fund higher yielding loan originations by decreasing the securities portfolio through amortization and sales which, as a result of the additional cash available therefrom, is expected to reduce the Company's emphasis on the utilization of borrowed funds to fund loan originations.

         Total deposits at March 31, 2000 were $2.2 billion compared to $1.8 billion at December 31, 1999. The increase of $356.1 million or 19.6% was primarily due to an increase of $327.4 million from the acquisition of FSB and an increase of $28.6 million from operations primarily due to an increase of $21.1 million in non-interest bearing demand deposit accounts. The weighted average cost of deposits was 3.0% as of March 31, 2000 primarily due to our core deposit base which represents 64.4% of our deposits.

         Borrowed funds increased $31.1 million during the first quarter of 2000 and totaled $2.1 billion at March 31, 2000. The increase was used to partially fund the acquisition of FSB, since it is management's intention to reduce its utilization of borrowings to fund asset growth and to emphasize more traditional funding sources such as deposit growth in the future.

         Stockholders' equity as of March 31, 2000 was $559.4 million or 11.47% of total assets compared to $571.4 million or 12.73% of total assets as of December 31, 1999. The decrease of $12.0 million was primarily due to the use of $22.8 million to repurchase 1.4 million shares of stock and an aggregate cash dividend payment of $4.6 million. These two decreases were partially offset by net income of $13.2 million, the allocation of shares in the Employee Stock Ownership Plan ("ESOP") resulting in an increase of $1.0 million and a decrease of $1.3 million in the unrealized depreciation on securities available for sale, net of taxes. The tangible book value per share as of March 31, 2000 was $13.31.

Results of Operations

         The Company reported net income of $13.2 million or $0.38 per basic and fully diluted share for the three months ended March 31, 2000 compared to net income of $12.3 million or $0.31 per share for the same time period last year. Cash earnings for the first quarter of 2000 were $15.6 million or $0.45 per share compared to $14.2 million or $0.36 per share for the comparable time period last year. Core earnings for the period were $13.3 million or $0.38 per share compared to $12.2 million or $0.31 per share for the three months ended March 31, 1999. Cash earnings represent the Company's net income adding back the non-cash expenses net of taxes related to the "ESOP" and recognition and retention plan ("RRP") and the amortization of goodwill. Core earnings represent the Company's net income adjusted for securities transactions net of taxes.

         The increase in net income for the quarter ended March 31, 2000 compared to the same quarter one year ago was primarily due to an increase in net interest income of $2.7 million and an increase in other income of $2.5 million, which was partially offset by an increase in total other expenses of $4.7 million.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                                                  Three Months Ended March 31,
                                             ---------------------------------------------------------------------
                                                  2000                                                 1999
                                             --------------------------------       -----------------------------
                                                                                      Average
                                                 Average                               Yield/           Average
                                                 Balance           Interest             Cost            Balance
                                             ----------------    -------------      ---------     ----------------
                                                                         (000's omitted)
Interest-earning assets:
Loans receivable (1):
Real estate loans........................... $ 2,231,443           $ 41,756               7.59%      $ 1,517,366
Other loans................................      100,146              2,370               9.60%           67,171
                                             -----------           --------                          -----------
   Total loans..............................   2,331,589             44,126               7.68%        1,584,537
Securities..................................   2,181,557             36,820               6.84%        2,008,668
Other interest-earning assets (2)..........       32,946                460               5.66%           63,593
                                             -----------           --------            -------       -----------

Total interest-earning assets...............   4,546,092             81,406               7.26%        3,656,798
                                                                   --------            ---------
Noninterest-earning assets..................     168,960                                                 145,405
                                             -----------                                             -----------
Total assets................................ $ 4,715,052                                             $ 3,802,203
                                             ===========                                             ===========


Interest-bearing liabilities:
Deposits:
NOW and money market deposits...............     206,694              1,384               2.72%        $ 158,311
Savings and escrow accounts.................     787,526              4,933               2.54%          740,484
Certificates of deposits....................     731,323              9,073               5.03%          541,367
                                             -----------           --------            ---------     -----------
   Total deposits...........................   1,725,543             15,390               3.62%        1,440,162
Total other borrowings.......................  2,099,323             30,314               5.86%        1,359,641
                                             -----------           --------            ---------     -----------
Total interest-bearing liabilities..........   3,824,866             45,704               4.85%        2,799,803
                                                                   --------            ---------
Noninterest-bearing liabilities (3).........     329,000                                                343,288
                                             -----------                                             -----------
Total liabilities...........................   4,153,866                                               3,143,091
Stockholders' equity..........................   561,186                                                 659,112
                                             -----------                                             -----------
Total liabilities and stockholders' equity.  $ 4,715,052                                             $ 3,802,203
                                             ===========                                             ===========
Net interest-earning assets................. $   721,226                                             $   856,995
                                             ===========                                             ===========
                                                                   --------
Net interest income/interest rate spread...                        $ 35,702                2.42%
                                                                   ========            =========

Net interest margin.........................                                              3.18%
                                                                                       =========
Ratio of average interest-earning assets
   to average interest-bearing liabilities...                                           118.86%
                                                                                       =========

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                              Three Months Ended March 31,
                                              -----------------------------
                                                            1999
                                                --------------------------
                                                                 Average
                                                                  Yield/
                                                 Interest          Cost
                                                 --------        -------
                                                      (000's omitted)
Interest-earning assets:
Loans receivable (1):
Real estate loans...........................     $ 29,299         7.83%
Other loans................................         1,366         8.25%
                                                 --------
   Total loans..............................       30,665         7.85%
Securities..................................       31,352         6.33%
Other interest-earning assets (2)..........           727         4.64%
                                                 --------      ---------
Total interest-earning assets...............       62,744          6.96%
Noninterest-earning assets..................

Total assets................................

Interest-bearing liabilities:
Deposits:
NOW and money market deposits...............          982         2.52%
Savings and escrow accounts.................        4,562         2.50%
Certificates of deposits....................        6,469         4.85%
                                                 --------      ---------
   Total deposits...........................       12,013         3.38%
Total other borrowings.......................      17,714         5.28%
                                                 --------      ---------
Total interest-bearing liabilities..........       29,727         4.31%
                                                 --------      ---------
Noninterest-bearing liabilities (3).........

Total liabilities...........................
Stockholders' equity.........................

Total liabilities and stockholders' equity.


Net interest-earning assets.................

                                                 --------
Net interest income/interest rate spread...      $ 33,017         2.65%
                                                 ========      =========

Net interest margin.........................                      3.66%
                                                               =========
Ratio of average interest-earning assets
   to average interest-bearing liabilities...                   130.61%
                                                               =========

------------------
 (1) The average balance of loans receivable includes nonaccruing loans, interest on which is recognized on a cash basis.
 (2) Includes money market accounts, time deposit accounts and Federal Funds sold.
 (3) Consists primarily of demand deposit accounts.

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

                                                                           Three Months Ended March 31,
                                                       --------------------------------------------------------------------
                                                                              2000 compared to 1999
                                                       --------------------------------------------------------------------
                                                                  Increase (decrease) due to
                                                       -------------------------------------------------         Total
                                                                                                Rate/          Net Increase
                                                         Rate              Volume              Volume          (Decrease)
                                                       ---------          ----------          ----------       ---------
                                                                                 (000's omitted)
Interest-earning assets:
Loans receivable:
Real estate loans ..............................        $   (904)          $ 13,788           $   (426)          $ 12,458
Other loans ....................................             224                670                110              1,004
                                                        --------           --------           --------           --------
Total loans receivable .........................            (680)            14,458               (316)            13,462
Securities .....................................           2,550              2,698                219              5,467
Federal funds sold and interest-bearing deposits             160               (350)               (77)              (267)
                                                        --------           --------           --------           --------
Total net change in income on interest-
  earning assets ...............................           2,030             16,806               (174)            18,662

Interest-bearing liabilities:
Deposits:
NOW and money market deposits ..................              78                300                 24                402
Savings and escrow accounts ....................              76                290                  5                371
Certificates of deposit ........................             247              2,270                 87              2,604
                                                        --------           --------           --------           --------
Total deposits .................................             401              2,860                116              3,377
Other Borrowings ...............................           1,919              9,637              1,044             12,600
                                                        --------           --------           --------           --------
Total net change in expense on
  interest-bearing liabilities .................           2,320             12,497              1,160             15,977
                                                        --------           --------           --------           --------
Net change in net interest income ..............        $   (290)          $  4,309           $ (1,334)          $  2,685
                                                        ========           ========           ========           ========

Interest Income
         The Company's total interest income was $81.4 million for the three months ended March 31, 2000 compared to $62.7 million for the comparable time period last year. The $18.7 million or 29.7% increase was primarily due to a $13.5 million increase in interest income from loans and a $5.5 million increase in interest income from securities. The primary reason for the increase in interest income from loans was a $747.1 million increase in the average balance of loans which was partially offset by a 17 basis point decrease in the average yield from 7.85% for the quarter ending March 31, 1999 to 7.68% for the quarter ending March 31, 2000. The increase in interest income from securities was due to a $172.9 million increase in the average balance of securities and a 51 basis point increase in the average yield to 6.84% for the three months ending March 31, 2000 compared to the three months ended March 31, 1999. The increase in the average balance of the loan portfolio was due to increased loan originations as a result of, among other factors, the Bank's continued business development efforts to increase loan originations especially in commercial loans, the continued growth of the Bank's mortgage broker program and, to a lesser extent, the acquisition of FSB. The decrease in the average yield on the loan portfolio was due to the increase repayments of relatively higher yielding loans and loans originated which had market interest rates that have been lower than the average yield of the Bank's loan portfolio for a majority of the past year. The increase in the average balance of the securities portfolio was due to the acquisition of FSB. The increase in the average yield of the securities portfolio was due to the repricing of certain adjustable-rate securities to higher yields and the securities acquired in the acquisition of FSB being recorded at current market values resulting in current market yields.

Interest Expense

         The Company's total interest expense was $45.7 million for the first quarter of 2000 compared to $29.7 million for the comparable time period last year. The primary reason for the increase was a $1.0 billion increase in the average balance of interest-bearing liabilities and a 54 basis point increase in the average cost of interest-bearing liabilities to 4.85% for the three months ended March 31, 2000 compared to 4.31% for the three months ended March 31, 1999. The increase in the average balance of interest-bearing liabilities was due to a $739.7 million increase in the average balance of borrowings and a $285.4 million increase in the average balance of deposits. The increase in the average balance of borrowings was due to the Company's strategy to fund loan and investment growth with borrowed funds at acceptable spreads during 1999. The increase in the average balance of deposits was primarily due to the acquisition of FSB and to a lesser extent, deposit growth. The increase in the average cost of borrowings was due to the rollover of borrowings in the current higher rate environment. The increase in the average cost of deposits was primarily due to the higher costing mix of deposits acquired in the acquisition of FSB.

Net Interest Income

         Net interest income for the first quarter of 2000 was $35.7 million, an increase of $2.7 million or 8.1% compared to $33.0 million for the first quarter of 1999. The increase was due to a $18.7 million or 29.7% increase in interest income, which was partially offset by a $16.0 million or 53.7% increase in interest expense. The increase in interest income was due to a $889.3 million increase in the average balance of interest-earning assets and a 30 basis point increase to 7.26% in the average yield of interest-earning assets. The increase in interest expense was due to a $1.0 billion increase in the average balance of interest-bearing liabilities and a 54 basis point increase to 4.85% in the average cost of interest-bearing liabilities.

         The Company's interest rate spread and interest rate margin for the three months ended March 31, 2000 was 2.42% and 3.18%, respectively, compared to 2.65% and 3.66%, respectively, for the three month period ended March 31, 1999. The Bank's use of borrowed funds to leverage the balance sheet, its changing deposit mix and rollovers of its interest-bearing liabilities to higher costing market rates faster than its interest-earning assets repricing to higher yields has resulted in the decreased interest rate spread and margin.

Provision for Loan Losses

         The provision for loan losses was $18,000 for the three months ended March 31, 2000 compared to $59,000 for the three months ended March 31, 1999. The level of the loan loss reserve is continuously reviewed by management to determine its adequacy. The review includes such factors as the composition of the loan portfolio and its inherent characteristics, the level of non-accruing loans and delinquencies, local economic conditions and current trends in regulatory supervision.

         Non-accruing assets totaled $15.1 million at March 31, 2000 compared to $13.4 million as of December 31, 1999. The increase of $1.7 million was primarily due to the acquisition of FSB which included $823,000 in ORE properties. Non-accruing assets as a percent of assets was a .31% at March 31, 2000 compared to a .30% at December 31, 1999. The allowance for loan losses was $15.0 million compared to $14.3 million at December 31, 1999. The increase of $714,000 was a result of chargeoffs of $253,000, recoveries of $102,000, provision for loan losses of $18,000 and an allowance for loan losses of $847,000 acquired from FSB. As a result, the allowance for loan loss represents 109.9% of non-accruing loans at March 31, 2000 compared to 114.4% as of December 31, 1999. The Bank continues its efforts to enhance its loan administration area and procedures to deal with delinquent loans and non-accruing loans.

Other Income

         Total other income amounted to $8.2 million for the three months ended March 31, 2000 compared to $5.6 million for the three months ended March 31, 1999. The increase of $2.5 million was primarily due to the $1.6 million increase in the cash surrender value of the Bank Owned Life Insurance ("BOLI") policy which was purchased in the third quarter of 1999 to fund employee benefits, the increase in the fees generated by the Mortgage Company and increases in various other deposit related fees.

Total Other Expenses

         Total other expenses for the first quarter of 2000 were $22.4 million or $4.7 million more than the same time period last year. This increase was primarily the result of an increase of $2.7 million in personnel expense and an increase of $664,000 in the amortization of intangible assets The increase in personnel expense was due to increases of $784,000 and $770,000 in commission expense and personnel expense, respectively of the Mortgage Company, as well as $391,000 increase in personnel expenses of ACLS, increased personnel costs of the Bank due to additional staff in the loan origination and administration areas due to increased lending volumes and normal merit pay increase. The increase in the amortization of intangible assets was due to the resultant goodwill from the acquisition of FSB.

Provision for Income Taxes

         The provision for income taxes for the three months ended March 31, 2000 was $8.3 million compared to $8.6 million for the three months ended March 31, 1999. The decrease was due to a reduction in the effective tax rate from 41.0% for the first quarter of 1999 to 38.7% for the first quarter of 2000. The reduction in the effective tax rate is primarily due to the tax planning strategies which include BOLI.

Liquidity and Commitments

         The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements.


         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At March 31, 2000, the total approved loan origination commitments outstanding amounted to $302.4 million. At the same date, the unadvanced portion of construction loans totaled $43.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2000 totaled $584.5 million. Investment securities scheduled to mature in one year or less at March 31, 2000 totaled $6.6 million and amortization from investments and loans is projected at $661.4 million over the next 12 months. Based on historical experience, the current pricing strategy and the strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with loan sales and security sales, to meet its current commitments.

Capital

         At March 31, 2000 the Bank had regulatory capital which was well in excess of all regulatory requirements set by the OTS. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):

                              Required Capital           Actual Capital         Excess Capital
                          -------------------------   ----------------------  --------------------
                          Amount     Percent          Amount     Percent      Amount      Percent
                          ---------  ---------        --------   --------     ---------   --------
Tangible capital        $   71,324      1.50%      $  394,243      8.29%    $  322,919      6.79%

Core capital            $  190,264      4.00%      $  395,896      8.32%    $  205,632      4.32%

Risk-based capital      $  183,546      8.00%      $  410,881     17.91%    $  227,335      9.91%


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------

         The Company's primary market risk continues to be market interest rate volatility due to the potential impact on net interest income and the market value of all interest-earning assets and interest-bearing liabilities resulting from changes in interest rates. The operation of the Company does not subject it to foreign exchange or commodity price risk and the Company does not own any trading assets. The real estate loan portfolio of the Company is concentrated primarily within the New York metropolitan area making it subject to the risks associated with the local economy. Management believes that there have been no material changes in the Company's market risk at March 31, 2000 as compared to December 31, 1999. For a complete discussion of the Company's asset and liability management market risk and interest rate sensitivity , see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders.

Part II           Other Information

         Item 1   Legal Proceedings
                  Not applicable

         Item 2   Changes in Securities and Use of Proceeds
                  Not applicable

         Item 3   Defaults Upon Senior Securities
                  Not applicable

         Item 4   Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
              a. On March 30, 2000, the Company's proxy statement was mailed for the annual meeting of stockholders which was held on April 27, 2000.
              b.  Not applicable
              c. There were 37,391,215 shares of Common Stock of the Company eligible to be voted on at the annual meeting and 33,305,619 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the annual meeting and the vote for each proposal were as follows:

              1.  ELECTION OF DIRECTORS for three-year term expiring in 2003

                                      FOR              %      WITHHELD
                                      ---              -      --------
              Harry P. Doherty       31,192,306       93.7    2,113,313    6.3
              William G. Horn        32,576,586       97.8      729,032    2.1
              William E. O'Mara      32,606,477       97.9      699,142    2.1

              2. PROPOSAL to ratify the appointment of Arthur Andersen L.L.P. as the Company's independent auditors for the year ending December 31, 2000.

                    FOR            %       AGAINST     %     ABSTAIN    %
                    ---            -       -------     -     -------    -
                    32,854,115    98.7     171,919    0.5    277,600   0.8

              3. STOCKHOLDERS PROPOSAL that the Board of Directors take the necessary steps to achieve a sale or merger of the Company.

              FOR          %       AGAINST     %    ABSTAIN   %    NON-VOTE   %
              ---          -       -------     -    -------   -   ---------   -
              4,707,876   19.7    18,774,146  78.8  356,812  1.5  9,469,784 28.4

              4. STOCKHOLDERS PROPOSAL to remove anti-takeover defenses from the Company's Certificate of Incorporation and Bylaws.

              FOR         %    AGAINST     %    ABSTAIN   %    NON-VOTE     %
              ---         -    -------     -    -------   -    --------     -
              11,449,621 48.0  12,055,162 50.6  28,053    1.4  9,472,782   28.4

              d.  Not applicable

         Item 5 Other Information
                  Not applicable

         Item 6  Exhibits and Reports on Form 8-K

              a.  27.0 Financial Data Schedule

              b. On January 14, 2000 the Company filed form 8K regarding the acquisition of First State Bancorp effective after the close of business on January 14, 2000. The following exhibits were included with the report:
              Exhibit 21 - Agreement and Plan of Reorganization dated August 18,
                  1999 among SIB, the Bank, FSB and First State.
              Exhibit 99.1 - Press release dated January 14, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STATEN ISLAND BANCORP, INC.



Date:  May 15, 2000                 By: /s/ Harry P. Doherty
       -------------                    -------------------------
                                        Harry P. Doherty, Chairman of the Board
                                        and Chief Executive Officer


Date:  May 15, 2000                 By: /s/ Edward Klingele
       ------------                     ----------------------
                                        Edward Klingele, Sr. Vice President
                                        and Chief Financial Officer