Form 10-Q
period 2000-06-30
STATEN ISLAND BANCORP INC
filed 2000-08-14
CIK 1042801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Transition period from __________ to __________

                         Commission File Number 1-13503

                           Staten Island Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                        13-3958850
---------------------------------------------         --------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                            Identification Number)


            15 Beach Street
       Staten Island, New York                                  10304
---------------------------------------               --------------------------
(Address of principal executive office)                       (Zip Code)


                                 (718) 556-6518
                           ---------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No  [  ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 36,220,287 shares of Common Stock outstanding as of August 4, 2000.

                  STATEN ISLAND BANCORP, INC. AND SUBSIDIARIES


Table of Contents                                                        PAGE
-----------------                                                        ----

Part 1      Financial Information

   Item 1   Financial Statements

            Unaudited Statements of Condition                              1
               (As of June 30, 2000 and December 31, 1999)

            Unaudited Statements of Income                                 2
               (For the three and six months ended June 30, 2000 and the three and six months ended June 30, 1999)

            Unaudited Statement of Changes in Stockholders' Equity         3
               (For the six months ended June 30, 2000)

            Unaudited Statements of Cash Flows                             4
               (For the six months ended June 30, 2000 and the six months ended June 30, 1999)

            Notes to Unaudited Consolidated Financial Statements           5

   Item 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      12

   Item 3   Quantitative and Qualitative Disclosures About Market Risk     19


Part II     Other Information

   Item 1   Legal Proceedings                                              20

   Item 2   Changes in Securities and Use of Proceeds                      20

   Item 3   Defaults Upon Senior Securities                                20

   Item 4   Submission of Matters to a Vote of Security Holders            20

   Item 5   Other Information                                              20

   Item 6   Exhibits and Reports on Form 8-K                               20

            Signatures                                                     21

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                   ---------------------------------------------
                                                                      June 30, 2000         December 31, 1999
                                                                   --------------------    ---------------------
                                                                                  (000's omitted)
ASSETS                                                                               unaudited
ASSETS:

  Cash and due from banks....................................            $      78,413          $        80,998
  Federal funds sold.........................................                    3,400                   20,400
  Securities available for sale..............................                1,901,146                1,963,954
  Loans, net.................................................                2,639,150                2,150,039
  Loans held for sale, net...................................                   61,475                   46,588
  Accrued interest receivable................................                   26,096                   23,621
  Bank premises and equipment, net...........................                   29,820                   24,731
  Intangible assets, net.....................................                   61,176                   15,431
  Other assets.............................. ................                  175,669                  163,552
                                                                   --------------------    ---------------------
      Total assets...........................................            $   4,976,345          $     4,489,314
                                                                   ====================    =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Due Depositors-

    Savings..................................................            $     793,089          $       737,794
    Time.....................................................                  837,051                  573,043
    Money market.............................................                  134,613                   89,004
    NOW accounts.............................................                   93,585                   80,352
    Demand deposits..........................................                  395,765                  340,040
                                                                   --------------------    ---------------------
                                                                             2,254,103                1,820,233
  Borrowed funds.............................................                2,104,349                2,049,411
  Advances from borrowers for taxes and insurance............                   13,079                   10,805
  Accrued interest and other liabilities.....................                   46,935                   37,488
                                                                   --------------------    ---------------------
      Total liabilities......................................                4,418,466                3,917,937
                                                                   --------------------    ---------------------

STOCKHOLDERS' EQUITY:
  Common  stock,  par  value  $.01 per  share,  100,000,000
  shares  authorized, 45,130,312  issued and 36,731,723
  outstanding at June 30, 2000 and 45,130,312 issued and
  38,693,623 outstanding at December 31, 1999................                      451                      451
  Additional paid-in-capital.................................                  537,117                  536,539
  Retained earnings-substantially restricted.................                  267,906                  251,315
  Unallocated common stock held by ESOP......................                  (34,336)                 (35,709)
  Unearned common stock held by RRP..........................                  (25,440)                 (25,439)
  Treasury stock 8,398,589 shares at June 30, 2000
    and 6,436,689 at December 31, 1999 at cost...............                 (154,455)                (121,149)
                                                                   --------------------    ---------------------
                                                                               591,243                  606,008
Accumulated other comprehensive income, net of taxes...                        (33,364)                 (34,631)
                                                                   --------------------    ---------------------
Total stockholders' equity...................................                  557,879                  571,377
                                                                   --------------------    ---------------------
Total liabilities and stockholders' equity...................            $   4,976,345          $     4,489,314
                                                                   ====================    =====================

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                For the Three Months Ended           For the Six Months Ended
                                                                         June 30,                           June 30,
                                                              --------------------------------  --------------------------------
                                                                   2000             1999             2000             1999
                                                              --------------------------------  --------------------------------
                                                                                       (000's omitted)

Interest Income:
Loans.......................................................    $     49,483     $     32,715    $      93,609     $     63,380
Securities, available for sale..............................          34,507           33,420           71,327           64,772
Federal funds sold..........................................             214              705              674            1,432
                                                              ---------------  ---------------  ---------------  ---------------
   Total interest income....................................          84,204           66,840          165,610          129,584
                                                              ---------------  ---------------  ---------------  ---------------

Interest Expense:
Savings and escrow..........................................           5,064            4,691            9,997            9,253
Time........................................................          10,125            6,481           19,198           12,950
Money market and NOW........................................           1,508            1,045            2,892            2,027
Borrowed funds..............................................          32,376           20,316           62,690           38,030
                                                              ---------------  ---------------  ---------------  ---------------
   Total interest expense...................................          49,073           32,533           94,777           62,260
                                                              ---------------  ---------------  ---------------  ---------------
   Net interest income......................................          35,131           34,307           70,833           67,324
Provision for Loan Losses...................................              11               11               29               70
                                                              ---------------  ---------------  ---------------  ---------------
     Net interest income after provision for possible
       loan losses..........................................          35,120           34,296           70,804           67,254

Other Income (Loss):
Service and fee income......................................           9,483            9,043           17,871           14,537
Securities transactions.....................................            (934)             361           (1,158)             485
                                                              ---------------  ---------------  ---------------  ---------------
                                                                       8,549            9,404           16,713           15,022

Other Expenses:
Personnel...................................................          13,413           13,268           26,487           23,674
Occupancy and equipment.....................................           2,315            1,915            4,692            3,799
Amortization of intangible assets...........................           1,347              557            2,564            1,110
Data processing.............................................           1,395            1,214            2,543            2,141
Marketing...................................................             510              354              990              702
Professional fees...........................................             502              437            1,070              995
Other.......................................................           3,799            3,495            7,293            6,498
                                                              ---------------  ---------------  ---------------  ---------------
   Total other expenses.....................................          23,281           21,240           45,639           38,919
                                                              ---------------  ---------------  ---------------  ---------------
   Income before provision for income taxes.................          20,388           22,460           41,878           43,357

Provision for Income Taxes..................................           7,892            9,129           16,219           17,706
                                                              ---------------  ---------------  ---------------  ---------------
Net Income..................................................    $     12,496     $     13,331    $      25,659     $     25,651
                                                              ===============  ===============  ===============  ===============

Earnings (Loss) Per Share:
  Basic                                                         $       0.37     $     $ 0.35    $        0.75     $       0.66
  Fully Diluted                                                         0.37           $ 0.35             0.75             0.66

Weighted Average:
  Common Shares                                                   45,130,312       45,130,312       45,130,312       45,130,312
  Less: Unallocated ESOP/RRP Shares                                3,122,599        3,374,827        3,151,211        3,403,278
  Less: Treasury Shares                                            8,227,160        3,440,288        7,601,861        2,754,345
                                                              ---------------  ---------------  ---------------  ---------------
                                                                  33,780,553       38,315,197       34,377,240       38,972,689
                                                              ===============  ===============  ===============  ===============

                  STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                                                             Unallocated
                                                             Additional        Common           Unearned
                                               Common         Paid-In           Stock             RRP           Treasury
                                               Stock          Capital        Held by ESOP        Shares          Stock
                                        ------------------------------------------------------------------------------------

Balance January 1, 2000...............         $ 451         $ 536,539        $ (35,709)       $ (25,440)      $ (121,149)

Change in unrealized
appreciation (depreciation)
on securities, net of tax.............

Allocation of 114,452 ESOP shares                                  578            1,373

Treasury stock (1,961,900) at cost....                                                                            (33,306)

Net Income............................




Dividends paid........................

                                        ------------------------------------------------------------------------------------
Balance June 30, 2000.................         $ 451         $ 537,117        $ (34,336)       $ (25,440)      $ (154,455)
                                        ====================================================================================

                                                                                         Accumulated
                                                                                           Other
                                                    Comprehensive       Retained        Comprehensive
                                                        Income           Income            Income           Total
                                                ----------------------------------------------------------------------

Balance January 1, 2000..............                                  $ 251,315        $ (34,631)        $ 571,376

Change in unrealized
appreciation (depreciation)
on securities, net of tax............                     1,267                             1,267             1,267

Allocation of 114,452 ESOP shares                                                                             1,951

Treasury stock (1,961,900) at cost...                                                                       (33,306)

Net Income...........................                    25,659           25,659                             25,659
                                                ----------------
                                                         26,926

Dividends paid.......................                                     (9,068)                            (9,068)

                                                ----------------------------------------------------------------------
Balance June 30, 2000................                                  $ 267,906        $ (33,364)        $ 557,879
                                                ======================================================================

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                   2000         1999
                                                                   ----         ----
                                                                    (000's omitted)
                                                                       unaudited

Cash Flows From Operating Activities:
Net Income                                                      $  25,659    $  25,651
Adjustments to reconcile net income to net cash
 provided by operating activities----
Depreciation and amortization                                       1,549        1,174
Accretion and amortization of bond and mortgage premiums           (1,021)       1,323
Amortization of intangible assets                                   2,564        1,110
Loss (Gain) on sale of available for sale securities                1,158         (485)
Other noncash expense (income)                                     (5,067)      (5,359)
Expense charge relating to allocation and earned
 portions of employee benefit plan                                  4,118        4,357
Provision for possible loan losses                                     29           70
Decrease in deferred loan fees                                     (2,045)        (793)
Decrease (increase) in accrued interest receivable                  1,724       (3,101)
Decrease (increase) in other assets                                (8,756)       6,802
(Decrease) increase in accrued interest and other liabilities       7,940       15,558
(Increase) decrease in deferred income taxes                         (102)       1,507
Recoveries of loans                                                   434          501
                                                               ------------------------
Net cash provided by operating activities                          28,184       48,315
                                                               ------------------------

Cash Flows From Investing Activities:
Maturities of available for sale securities                       100,380      260,740
Sales of available for sale securities                            224,377       23,045
Purchases of available for sale securities                        (35,106)    (422,821)
Principal collected on loans                                      192,260      100,054
Loans made to customers                                          (813,932)    (734,892)
Purchases of loans                                                (21,240)      (5,988)
Sales of loans                                                    234,160      345,248
Capital expenditures                                               (2,448)        (657)
Acquisition of FSB, net of cash acquired                          (46,688)          --
                                                               ------------------------
Net cash (used in) investing activities                          (168,237)    (435,271)
                                                               ------------------------

Cash Flows From Financing Activities:
Net increase in deposit accounts                                  107,904       92,533
Borrowings                                                         54,938      301,181
Dividends paid                                                     (9,068)      (8,085)
Purchase of Treasury Stock                                        (33,306)     (48,879)
Net cash provided by financing activities                         120,468      336,750
Net (decrease) increase in cash and cash equivalents              (19,585)     (50,206)

Cash And Equivalents, beginning of year                           101,398      133,109
                                                               ------------------------
Cash And Equivalents, end of period                             $  81,813    $  82,903

Supplemental Disclosures Of Cash Flow Information:
Cash paid for-
  Interest                                                      $  89,942    $  59,300
  Income taxes                                                  $  16,886    $   9,110

Acquisition of FSB
  Fair value of assets acquired                                 $ 370,579         --
  Fair value of liabilities acquired                              331,280         --

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

Basis of Financial Statement Presentation

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Staten Island Savings Bank (the "Bank"), and the Bank's subsidiaries. The Bank's wholly owned subsidiaries are SIB Mortgage Corp. (the "Mortgage Company"), SIB Investment Corporation ("SIBIC"), Staten Island Funding Corporation ("SIFC"), American
Construction Lending Service, Inc. ("ACLS") and SIB Financial Services Corporation ("SIBFSC"). All significant intercompany transactions and balances are eliminated in consolidation.

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three-month and six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report and Form 10-K.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

Business

         Staten Island Bancorp, Inc. is the holding company for Staten Island Savings Bank. The Bank, which is a traditional full service community oriented bank, operates sixteen full service branches, one supermarket branch and three limited service branches on Staten Island and one full service branch in Brooklyn. In addition, as a result of the acquisition of First State Bancorp
(FSB) in January 2000, the holding company for First State Bank, the Bank operates four full service branches in Ocean County, New Jersey and two full service branches in Monmouth County, New Jersey. The Bank also has a lending center and a Trust Department on Staten Island. Commercial lending offices are also located in Bay Ridge, Brooklyn and the Howell, New Jersey branch.

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

         ACLS originates short-term, generally six months to one year, construction loans primarily to individuals for their own residences. ACLS operates throughout the United States and the Bank will provide permanent loans for construction loans originated by ACLS for certain properties located in the New York City metropolitan area.

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

         The Bank has the following wholly owned subsidiaries:

         The Mortgage Company was incorporated in the State of New Jersey in 1998. The Mortgage Company was formed to purchase substantially all of the assets of Ivy Mortgage Corp. The Mortgage Company currently originates loans in 22 states and had assets totaling $74.6 million at June 30, 2000 and originated $303.7 million of loans during the six months ended June 30, 2000.

         SIFC is a wholly-owned subsidiary of SIBIC incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust ("REIT"). The Bank transferred real estate mortgage loans totaling $648.0 million, net, which included certain other associated assets and liabilities. In return the Bank received all the shares of common stock and the majority of the preferred stock in SIFC. The assets of SIFC totaled $666.2 million at June 30, 2000.

         SIBIC was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at June 30, 2000 were $739.5 million.

         ACLS was incorporated in the state of Delaware in May 1999 and is headquartered in the state of Connecticut. ACLS's main business line is originating residential construction loans throughout the country. The assets of ACLS totaled $40.3 million as of June 30, 2000.

         SIBFSC was incorporated in the State of New York in January 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI Mutual Insurance Co. of New York. The assets of SIBFSC were $189,000 as of June 30, 2000.

Securities - Available for Sale. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities of the Company at June 30, 2000 and December 31,1999.

                                                                  June 30, 2000                      December 31, 1999
                                                        ----------------------------------  -----------------------------------
Bonds - Available For Sale                                 Amortized           Fair            Amortized            Fair
--------------------------                                   Cost              Value              Cost              Value
                                                        ----------------  ----------------  -----------------  ----------------
                                                                                   (000's omitted)

U.S. Treasuries.......................................   $        7,138     $       7,163     $       12,212     $      12,275
Govt. Sponsored Agencies..............................          197,053           189,863            152,024           143,482
Industrial and Finance ...............................          150,120           137,254            162,796           152,319
Foreign...............................................              250               250                560               498
                                                        ----------------  ----------------  -----------------  ----------------
Total Debt Securities.................................          354,561           334,530            327,592           308,574
                                                        ----------------  ----------------  -----------------  ----------------

G.N.M.A. - M.B.S......................................           15,950            15,451             17,112            16,532
F.H.L.M.C. - M.B.S....................................          317,809           309,569            329,198           318,832
F.N.M.A. - M.B.S......................................          422,868           415,553            467,322           458,247
Agency C.M.O.'s.......................................          241,474           230,276            248,376           238,617
Privately Issued C.M.O.'s.............................          425,482           408,289            436,604           418,202
                                                        ----------------  ----------------  -----------------  ----------------
Total Mortgage-Backed and Mortgage Related Securities.        1,423,583         1,379,138          1,498,612         1,450,430
                                                        ----------------  ----------------  -----------------  ----------------

                                                        ----------------  ----------------  -----------------  ----------------
 Total Bonds - Available For Sale                             1,778,144         1,713,668         1,826,204          1,759,004
                                                        ----------------  ----------------  -----------------  ----------------


Equity Securities                                          Amortized           Fair            Amortized            Fair
-----------------                                            Cost              Value              Cost              Value
                                                        ----------------  ----------------  -----------------  ----------------
Preferred Stock.......................................           69,920            61,986             79,870            69,558
Common Stock..........................................           90,453            92,291             97,787           101,046
IIMF Capital Appreciation Fund........................           26,792            33,201             26,691            34,346
                                                        ----------------  ----------------  -----------------  ----------------
Total Equity Securities...............................          187,165           187,478            204,348           204,950
                                                        ----------------  ----------------  -----------------  ----------------

                                                        ----------------  ----------------  -----------------  ----------------
Total Investments.....................................   $    1,965,309     $   1,901,146     $    2,030,552     $   1,963,954
                                                        ================  ================  =================  ================

Loan Portfolio Composition

         The following table sets forth the composition of the Bank's loans at the dates indicated.

                                                   June 30, 2000                 December 31, 1999
                                            ----------------------------- -----------------------------
                                                            Percent of                    Percent of
                                                Amount         Total          Amount         Total
                                            -------------- -------------- -------------- --------------
                                                (Dollars in Thousands)        (Dollars in Thousands)

Mortgage loans:
  Single-family residential................    $2,077,333         78.71%     $1,737,913         80.83%
  Multi-family residential.................        45,670          1.73%         42,501          1.98%
  Commercial real estate...................       297,624         11.28%        223,809         10.41%
  Construction and land....................       109,165          4.14%         60,105          2.80%
  Home equity..............................         9,018          0.34%          5,390          0.25%
                                            -------------- -------------- -------------- --------------
    Total mortgage loans...................     2,538,810         96.20%      2,069,718         96.27%

Other loans:
  Student loans............................           454          0.02%            657          0.03%
  Passbook loans...........................        11,418          0.43%          5,357          0.25%
  Commercial business loans................        34,656          1.31%         33,646          1.56%
  Other consumer loans.....................        60,110          2.28%         49,395          2.30%
                                            -------------- -------------- -------------- --------------
    Total other loans......................       106,638          4.04%         89,055          4.14%

                                            -------------- -------------- -------------- --------------
    Total loans receivable.................     2,645,448        100.24%      2,158,773        100.41%
Less:
  Premium (discount) on loans purchased....         5,454          0.21%          4,640          0.22%
  Allowance for loan losses................       (14,694)        (0.56)%       (14,271)        (0.66)%
  Deferred loan costs (fees)...............         2,942          0.11%            897          0.03%
                                            -------------- -------------- -------------- --------------
Loans receivable, net......................    $2,639,150        100.00%     $2,150,039        100.00%
                                            ============== ============== ============== ==============

Delinquent Loans. The following table sets forth information concerning delinquent loans at June 30, 2000 on which the company is accruing interest and as a percentage of each category of the Bank's loan portfolio. The amount presented represents the total outstanding principal balance of related loans, rather than the actual payment amounts which are past due.

                                                                            June 30, 2000
                                    ------------------------------- -------------------------------  -------------------------------
                                              30-59 Days                      60-89 Days                     90 Days or More
                                    ------------------------------- -------------------------------  -------------------------------
                                                   Percent of Loan                 Percent of Loan                  Percent of Loan
                                       Amount         Category          Amount        Category          Amount          Category
                                    -------------  ---------------- -------------- ----------------  -------------  ----------------
                                                                         (Dollars in Thousands)

Mortgage loans:
  Single-family residential......       $ 24,188             1.16%        $ 7,788            0.37%        $ 6,913            0.33%
  Multi-family residential.......            373             0.82%              -            0.00%              -            0.00%
  Commercial real estate.........          9,689             3.26%            947            0.32%          1,280            0.43%
  Construction and land..........             17             0.02%            923            0.85%              -            0.00%
  Home equity....................            242             2.68%            459            5.09%             36            0.40%
                                    -------------  ---------------- -------------- ----------------  -------------  ---------------
     Total mortgage loans........         34,509             1.36%         10,117            0.40%          8,229            0.32%

Other loans:
  Commercial business loans......          1,369             3.95%          1,034            2.98%            101            0.29%
  Other loans......... ..........          2,599             3.61%            600            0.83%            520            0.72%
                                    -------------  ---------------- -------------- ----------------  -------------  ---------------
     Total other loans...........          3,968             3.72%          1,634            1.53%            621            0.58%

                                    -------------  ---------------- -------------- ----------------  -------------  ---------------
     Total loans.................         38,477             1.45%         11,751            0.44%          8,850            0.33%
                                    =============  ================ ============== ================  =============  ===============

Loans Past Due 90 Days or More and Still Accruing And Non-Accruing Assets. The following table sets forth information with respect to, non-accruing loans, other real estate owned, repossessed assets, and loans past due 90 days or more and still accruing.

                                                              June 30, 2000    December 31, 1999
                                                            -----------------  -----------------
                                                                       (000's omitted)

Non-Accruing Assets
 Mortgage loans:
   Single-family residential...........................         $     3,990       $      2,899
   Multi-family residential............................                  35                  -
   Commercial real estate..............................               4,834              5,568
   Construction and land...............................               1,457              1,793
   Home equity.........................................                   6                106
 Other loans:
   Commercial business loans...........................               1,835              1,783
   Other consumer loans................................                 414                325
                                                            ----------------   ----------------

   Total non-accrual loans.............................              12,571             12,474
Other real estate owned and repossessed assets, net....               1,379                887
                                                            ----------------   ----------------
     Total non-accruing assets.........................              13,950             13,361

Loans past due 90 days or more and still accruing......               8,850              6,886
                                                            ----------------   ----------------
Non-accruing assets and loans past due 90 days
  or more and still accruing...........................         $    22,800       $     20,247
                                                            ================   ================


Non-accruing assets to total loans.....................               0.53%             0.62%
Non-accruing assets to total assets....................               0.28%             0.30%
Non-accruing loans to total loans......................               0.48%             0.58%
Non-accruing loans to total assets.....................               0.25%             0.28%

Allowance for Loan Losses. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                          Six Months Ended                 Year Ended
                                                               June 30,                    December 31,
                                               ---------------------------------------- -------------------
                                                      2000                 1999                1999
                                               -------------------  ------------------- -------------------
                                                                     (000's omitted)

Allowance at beginning of period............             $ 14,271             $ 16,617            $ 16,617
Provisions (Benefit)........................                   29                   70              (1,843)
Increase as a result of acquisition ........                  847                    -                   -
Charge-offs:
Mortgage loans:
   Construction, land and land development..                    6                    -                   -
   Single-family residential................                   74                   70                 148
   Multi-family residential.................                    -                    -                   -
   Commercial real estate...................                  134                  217                 474
Other loans.................................                  673                  301               1,043
                                               -------------------  ------------------- -------------------
   Total charge-offs........................                  887                  588               1,665
Recoveries:
Mortgage loans:
   Construction, land and land development..                    -                    -                   -
   Single-family residential................                   11                  301                 456
   Multi-family residential.................                    -                    -                   -
   Commercial real estate...................                    -                    2                  34
Other loans.................................                  423                  198                 672
                                               -------------------  ------------------- -------------------
   Total recoveries.........................                  434                  501               1,162
                                               -------------------  ------------------- -------------------
Allowance at end of period..................             $ 14,694             $ 16,600            $ 14,271
                                               ===================  =================== ===================

Allowance for possible loan losses
to total nonperforming loans at
end of period..............................               116.89%              130.74%             114.40%

Allowance for possible loan losses
to total loans at end of period............                 0.56%                0.93%               0.66%

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

Changes in Financial Condition

         Total assets at June 30, 2000 were $5.0 billion representing an increase of $487.0 million or 10.8% over total assets of $4.5 billion at December 31,1999. The increase in overall assets was primarily due to the completion of the acquisition of First State Bank ("FSB") during the first quarter of 2000 resulting in a net increase of $336.4 million in total assets. In addition to the asset growth resulting from such acquisition, the Company experienced an increase in net loans of $395.5 million or 18.4%. Loan originations remained strong totaling $813.9 million for the six-month period ending June 30, 2000. The Mortgage Company had originations of $303.7 million and sales of $200.0 million of one to four family residential loans. The Bank retained for its own portfolio $88.0 million of ARM loans originated by the Mortgage Company. The increase in net loans was partially offset by a decrease in securities available for sale of $286.3 million, exclusive of the acquisition of $223.5 million in securities from FSB. The decrease was primarily due to sales of $224.4 million and prepayments and amortization from the mortgage-backed securities portfolio.

         In the current interest rate environment, it is management's strategy to maintain the interest rate spread and margin partially funding higher yielding loans with sales from the securities available for sale portfolio thus reducing the Company's emphasis on the utilization of borrowed funds to fund loan originations.

         Total deposits at June 30, 2000 were $2.3 billion compared to $1.8 billion at December 31, 1999. The increase of $433.9 million or 23.8% was primarily due to an increase of $327.4 million from the acquisition of FSB and an increase of $106.5 million from deposit gathering activities including the issuance of $50.0 million in brokered certificates of deposits with a weighted average cost of 7.15%. The funds from the brokered deposits were used to fund higher yielding loan originations. The weighted average cost of deposits was 3.18% as of June 30, 2000 primarily due to our core deposit base which represented 62.9% of our deposits at such date.

Stockholders' equity as of June 30, 2000 was $557.9 million or 11.21% of total assets compared to $571.4 million or 12.73% of total assets as of December 31, 1999. The decrease of $13.5 million was primarily due to the use of $33.3 million to repurchase 2.0 million shares of stock and aggregate cash dividend payments of $9.1 million. These two decreases were partially offset by net income of $25.7 million, an allocation of Employee Stock Ownership Plan ("ESOP") shares resulting in an increase of $2.0 million and a decrease of $1.3 million in the unrealized depreciation on securities available for sale, net of taxes. Tangible book value per share as of June 30, 2000 was $13.52 compared to $14.37 as of December 31, 1999.

Borrowed funds as of June 30, 2000 totaled $2.1 billion or $55.0 million more than such amount at December 31, 1999. The increase in borrowings for the year was primarily used to fund the acquisition of (FSB), It is management's intention to reduce it's utilization of borrowings to fund asset growth and to emphasize more traditional funding sources such as deposit growth and loan sales.

Results of Operations

         The Company reported net income of $12.5 million or $0.37 per basic and fully diluted share for the three months ended June 30, 2000 compared to net income of $13.3 million or $0.35 per basic and fully diluted share for the three-month period ended June 30, 1999. Core earnings for the second quarter of 2000 were $13.1 million or $0.39 per share compared to $13.1 million or $0.34 per share for the second quarter of 1999. Core earnings represent the Company's earnings adjusted for security transactions, net of taxes. Cash earnings were $15.1 million or $0.45 per share for the second quarter of 2000 compared to $15.2 million or $0.40 per share for the second quarter of 1999. Cash earnings represent the Company's earnings adding back non-cash expenses net of applicable taxes related to the Employee Stock Ownership Plan ("ESOP"), the Recognition and Retention Plan ("RRP"), and the amortization of goodwill.

The decrease in net income for the quarter ended June 30, 2000 compared to the same quarter one year ago was primarily due to an increase in total other expenses of $2.0 million and a net decrease in security transactions of $1.3 million, partially offset by an increase of $824,000 in net interest income, an increase of $440,000 is service and fee income and a decrease in the provision for income taxes of $1.2 million.

         For the six months ended June 30, 2000 net income amounted to $25.7 million or $0.75 per basic and fully diluted share compared to $25.7 million or $0.66 per basic and fully diluted share for the six months ended June 30, 1999. Core earnings for the first half of 2000 were $26.4 million or $0.77 per share compared to core earnings of $25.4 million or $0.65 per share for the six months ended June 30, 1999. Cash earnings per share for the six months ended June 30, 2000 was $0.89 compared to $0.75 per share for the six months ended June 30, 1999.

         For the six months ended June 30, 2000 compared to the six months ended June 30, 1999, net interest income increased $3.6 million, other income increased $1.7 million, the provision for income taxes decreased $1.5 million and total other expenses increased $6.7 million.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                                                             Three Months Ended June 30,
                                                   ---------------------------------------------------------------------------
                                                                    2000                                   1999
                                                   ------------------------------------  -------------------------------------
                                                                                Average                               Average
                                                     Average                     Yield/     Average                    Yield/
                                                     Balance       Interest       Cost      Balance      Interest       Cost
                                                   ------------  -----------  ---------  -------------  -----------  --------

Interest-earning assets:
  Loans receivable (1):
    Real estate loans............................. $ 2,458,546     $ 46,890      7.65%    $ 1,637,579     $ 31,046     7.60%
    Other loans...................................     106,631        2,592      9.75%         73,918        1,670     9.06%
                                                   ------------  -----------             -------------  -----------
      Total loans.................................   2,565,177       49,482      7.74%      1,711,497       32,716     7.67%
  Securities......................................   2,074,150       34,508      6.67%      2,127,027       33,420     6.30%
  Other interest-earning assets (2)...............      16,692          214      5.14%         61,473          705     4.60%
                                                   ------------  -----------  ---------  -------------  -----------  --------
  Total interest-earning assets...................   4,656,019       84,204      7.25%      3,899,997       66,841     6.87%
                                                                 -----------  ---------                 -----------  --------
Noninterest-earning assets........................     274,779                                136,300
                                                   ------------                          -------------
  Total assets.................................... $ 4,930,798                            $ 4,036,297
                                                   ============                          =============


Interest-bearing liabilities:
  Deposits:
    NOW and money market deposits................      223,317        1,508      2.71%        167,414        1,045     2.50%
    Savings and escrow accounts..................      809,666        5,064      2.51%        756,951        4,691     2.49%
    Certificates of deposits.....................      781,204       10,125      5.20%        549,817        6,481     4.73%
                                                   ------------  -----------  ---------  -------------  -----------  --------
       Total deposits............................    1,814,187       16,697      3.69%      1,474,182       12,217     3.32%
  Total Other Borrowings.........................    2,131,402       32,376      6.09%      1,570,711       20,316     5.19%
                                                   ------------  -----------  ---------  -------------  -----------  --------
  Total interest-bearing liabilities.............    3,945,589       49,073      4.99%      3,044,893       32,533     4.29%
                                                                 -----------  ---------                 -----------  --------
Noninterest-bearing liabilities (3)..............      433,837                                352,508
                                                   ------------                          -------------
  Total liabilities..............................    4,379,426                              3,397,401
Stockholder's equity.............................      551,372                                638,896
                                                   ------------                          -------------
  Total liabilities and stockholders' equity.....  $ 4,930,798                            $ 4,036,297
                                                   ============                          =============
Net interest-earning assets......................  $   710,430                            $   855,104
                                                   ============  -----------             =============  -----------
Net interest income/interest rate spread.........                  $ 35,131      2.27%                    $ 34,308     2.59%
                                                                 ===========  =========                 ===========  ========

Net interest margin..............................                                3.03%                                 3.53%
                                                                              =========                              ========
Ratio of average interest-earning assets
   to average interest-bearing liabilities.......                              118.01%                               128.08%
                                                                              =========                              ========

                                                                               Six Months Ended June 30,
                                                      ------------------------------------------------------------------------------
                                                                        2000                                   1999
                                                      -------------------------------------  --------------------------------------
                                                                                    Average                                Average
                                                          Average                   Yield/     Average                     Yield/
                                                          Balance      Interest      Cost      Balance        Interest      Cost
                                                      --------------  ----------  ---------  -------------  -----------  ---------

Interest-earning assets:
  Loans receivable (1):
    Real estate loans.............................      $ 2,344,995    $ 88,646      7.62%    $ 1,577,804     $ 60,344      7.71%
    Other loans...................................          103,388       4,963      9.68%         70,563        3,036      8.68%
                                                      --------------  ----------             -------------  -----------
      Total loans.................................        2,448,383      93,609      7.71%      1,648,367       63,380      7.75%
  Securities......................................        2,127,854      71,327      6.76%      2,068,175       64,772      6.32%
  Other interest-earning assets (2)...............           24,819         674      5.47%         62,527        1,432      4.62%
                                                      --------------  ----------  ---------  -------------  -----------  --------
  Total interest-earning assets...................        4,601,056     165,610      7.26%      3,779,069      129,584      6.91%
                                                      --------------- ----------  ---------  ------------   -----------  --------
 Noninterest-earning assets........................         221,869                               140,828
                                                      --------------                         -------------
   Total assets....................................     $ 4,822,925                           $ 3,919,897
                                                      ==============                         =============

Interest-bearing liabilities:
  Deposits:
    NOW and money market deposits................           215,006       2,892      2.71%        162,887        2,027      2.51%
    Savings and escrow accounts..................           798,596       9,997      2.52%        748,763        9,253      2.49%
    Certificates of deposits.....................           756,263      19,198      5.12%        545,616       12,950      4.79%
                                                      --------------  ----------  ---------  -------------  -----------  ---------
       Total deposits............................         1,769,865      32,087      3.66%      1,457,266       24,230      3.35%
  Total Other Borrowings.........................         2,115,362      62,690      5.98%      1,465,759       38,030      5.23%
                                                      --------------  ----------  ---------  -------------  -----------  ---------
  Total interest-bearing liabilities.............         3,885,227      94,777      4.92%      2,923,025       62,260      4.30%
                                                                      ----------  ---------                 -----------  ---------
Noninterest-bearing liabilities (3)..............           381,419                               347,924
                                                      --------------                         -------------
  Total liabilities..............................         4,266,646                             3,270,949
Stockholder's equity.............................           556,279                               648,948
                                                      --------------                         -------------
  Total liabilities and stockholders' equity.....       $ 4,822,925                           $ 3,919,897
                                                      ==============                         =============
Net interest-earning assets......................       $   715,829                           $   856,044
                                                      ==============  ----------             =============  -----------
Net interest income/interest rate spread.........                     $ 70,833       2.34%                   $ 67,324       2.62%
                                                                      ==========  =========                 ===========  =========
Net interest margin..............................                                    3.10%                                  3.59%
                                                                                  =========                              =========
Ratio of average interest-earning assets
   to average interest-bearing liabilities.......
                                                                                   118.42%                                129.29%
                                                                                  =========                              =========

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(2)  Includes money market accounts and Federal Funds sold.
(3)  Consists primarily of demand deposit accounts.

Rate/Volume Analysis

         The following table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to (i) effects on interest income attibutable (to changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).



                                                                              Three Months Ended June 30,
                                                            ----------------------------------------------------------------
                                                                                 2000 compared to 1999
                                                            ----------------------------------------------------------------
                                                                      Increase (decrease) due to
                                                            ------------------------------------------------      Total
                                                                                                 Rate/         Net Increase
                                                                 Rate           Volume           Volume         (Decrease)
                                                            --------------  ---------------  ---------------  --------------
                                                                                                            (000's omitted)
Interest-earning assets:
Loans receivable:
Real estate loans...................................                $ 187         $ 15,564             $ 94        $ 15,845
Other loans.........................................                  127              739               57             923
                                                            --------------  ---------------  ---------------  --------------
Total loans receivable..............................                  314           16,303              151          16,768
Securities..........................................                1,967             (831)             (49)          1,087
Federal funds sold and interest-bearing deposits....                   82             (513)             (60)           (491)
                                                            --------------  ---------------  ---------------  --------------
Total net change in income on interest-
  earning assets....................................                2,363           14,959               42          17,364
                                                            --------------  ---------------  ---------------  --------------

Interest-bearing liabilities:
Deposits:
NOW and money market deposits.......................                   85              349               29             463
Savings and escrow accounts.........................                   43              327                3             373
Certificates of deposit.............................                  645            2,727              272           3,644
                                                            --------------  ---------------  ---------------  --------------
Total deposits......................................                  773            3,403              304           4,480
Other Borrowings....................................                3,543            7,252            1,265          12,060
                                                            --------------  ---------------  ---------------  --------------
Total net change in expense on
  interest-bearing liabilities......................                4,316           10,655            1,569          16,540
                                                            --------------  ---------------  ---------------  --------------
Net change in net interest income...................            $ (1,953)          $ 4,304         $ (1,527)          $ 824
                                                            ==============  ===============  ===============  ==============

                                                                                  Six Months Ended June 30,
                                                              ----------------------------------------------------------------
                                                                                 2000 compared to 1999
                                                              ----------------------------------------------------------------
                                                                          Increase (decrease) due to
                                                              ------------------------------------------------        Total
                                                                                                     Rate/        Net Increase
                                                                    Rate            Volume          Volume         (Decrease)
                                                              ---------------  ---------------  --------------  --------------

Interest-earning assets:
Loans receivable:
Real estate loans...................................                  $ (700)        $ 29,342          $ (340)        $ 28,302
Other loans.........................................                     351            1,412             164            1,927
                                                              ---------------  ---------------  --------------  ---------------
Total loans receivable..............................                    (349)          30,754            (176)          30,229
Securities..........................................                   4,555            1,869             131            6,555
Federal funds sold and interest-bearing deposits....                     265             (863)           (160)            (758)
                                                              ---------------  ---------------  --------------  ---------------
Total net change in income on interest-
  earning assets....................................                   4,471           31,760            (205)          36,026
                                                              ---------------  ---------------  --------------  ---------------

Interest-bearing liabilities:
Deposits:
NOW and money market deposits.......................                     164              649              52              865
Savings and escrow accounts.........................                     120              616               8              744
Certificates of deposit.............................                     900            5,000             348            6,248
                                                              ---------------  ---------------  --------------  ---------------
Total deposits......................................                   1,184            6,265             408            7,857
Other Borrowings....................................                   5,409           16,854           2,397           24,660
                                                              ---------------  ---------------  --------------  ---------------
Total net change in expense on
  interest-bearing liabilities......................                   6,593           23,119           2,805           32,517
                                                              ---------------  ---------------  --------------  ---------------
Net change in net interest income...................                $ (2,122)         $ 8,641        $ (3,010)         $ 3,509
                                                              ===============  ===============  ==============  ===============

Interest Income

         The Company's total interest income was $84.2 million for the three months ended June 30, 2000 compared to $66.8 million for the comparable time period last year. The $17.4 million or 26.0% increase was primarily due to a $16.8 million increase in interest income from loans. The primary reason for the increase in interest income from loans was an increase of $853.6 million in the average balance of loans. The increase in the average balance of the loan portfolio was due to increased loan originations as a result of, among other factors, the Bank's continued business development efforts to increase loan originations especially in commercial loans, the continued growth of the Bank's mortgage broker program, the activities of the Bank's two lending subsidiaries and, to a lesser extent, the acquisition of FSB. The increase in the average balance of the loan portfolio reflects management's strategy to fund higher yielding loans with funds generated from the sale and paydown of the securities portfolio to maintain the Company's interest rate spread and margin. The Company also increased sales of longer term lower yielding loans during the quarter to fund higher yielding loan originations.

         Interest income for the six-month period ending June 30, 2000 was $165.6 million compared to $129.6 million for the same time period of last year. The increase of $36.0 million or 27.8% was primarily due to an increase of $30.2 million in interest income from loans and a $6.6 million increase in interest income from securities. The primary reason for the increase in interest income from loans was an increase of $800.0 million in the average balance of the loan portfolio. The increase in interest income from securities was primarily due to a 44 basis point increase in the average yield and, to a lesser extent, a $59.7 million increase in the average balance of the securities portfolio. The reasons for the increase in the average balance of the loan portfolio are the same as stated above. The reason for the increase in the average yield of the investment portfolio is the current higher rate environment resulting in adjustable rate securities adjusting to higher rates and, to a lesser extent, the portfolio acquired from FSB which was recorded at current market yields. The increase in the average balance of securities was primarily due to the acquisition.

Interest Expense

         The Company's total interest expense was $49.1 million for the second quarter of 2000 compared with $32.5 million for the comparable time period last year. The $16.5 million or 50.8% increase was primarily due to an increase of $900.7 million in the average balance of interest bearing liabilities and a 70 basis point increase in the average cost from 4.29% for the second quarter of 1999 to 4.99% for the current second quarter. The increase in the average balance of interest bearing liabilities was primarily due to a $560.7 million increase in the average balance of borrowings and a $340.0 million increase in the average balance of deposits. The increase in the average balance of borrowings was due to the Company's strategy to fund loan and investment growth with borrowed funds at spreads deemed acceptable by management. The increase in the average balance of deposits was primarily due to the acquisition of FSB and, to a lesser extent, deposit growth. The increase in the average cost of interest bearing liabilities was primarily due to the increase in the average cost of borrowings from 5.19% for the second quarter of 1999 to 6.09% for the current second quarter primarily due to the current higher rate environment. To a lesser extent, the increase was due to the increase in the average cost of deposits from 3.32% for the second quarter of 1999 to 3.69% for the current second quarter primarily due to the changing mix of deposits resulting from the FSB acquisition and the higher rate environment.

         For the six-month period ended June 30, 2000 interest expense was $94.8 million compared to $62.3 million for the six months ended June 30, 1999. The increase of $32.5 million or 52.2% was primarily due to a $24.7 million increase in interest expense on borrowed funds and a $7.9 million increase in interest expense on deposits. The increase in interest expense on borrowed funds is primarily due to a $649.6 million increase in the average balance of borrowings and, to a lesser extent, a 75 basis point increase in the average cost of borrowings from 5.23% for the first six months of 1999 to 5.98% for the first six months of 2000. The reason for the growth in the average balance and average cost in the six-month period are the same as those discussed above for the second quarter of 2000. The increase in interest expense on deposits was due to an increase of $312.6 million in the average balance of deposits and, to a lesser extent, a 31 basis point increase in the average cost of deposits from 3.35% for the six-month period ending June 30, 1999 to 3.66% for the six-month period ending June 30, 2000. The reason for the increase in the average balance and average cost of deposits for the first six months of 2000 are the same as those discussed above for the second quarter of 2000.

Net Interest Income

         Net interest income for the second quarter of 2000 was $35.1 million compared to $34.3 million for the second quarter of 1999. The increase was due to a $17.4 million or 26.0% increase in interest income partially offset by a $16.5 million or 50.8% increase in interest expense. The increase in interest income was due to a $756.0 million increase in the average balance of interest earnings assets and a 38 basis point increase to 7.25% in the average yield of interest earning assets. The increase in interest expense was due to a $900.7 million increase in the average balance of interest-bearing liabilities and a 70 basis point increase to 4.99% in the average cost of interest-bearing liabilities.

         The Company's interest rate spread and interest rate margin for the three months ended June 30, 2000 was 2.27% and 3.03%, respectively, compared to 2.59% and 3.53%, respectively, for the three-month period ended June 30, 1999.

         For the six-month period ended June 30, 2000, net interest income was $70.8 million compared to $67.3 million for the six-month period ending June 30, 1999. The increase was the result of a $36.0 million or 27.8% increase in interest income partially offset by a $32.5 million or 52.2% increase in interest expense. The increase in interest income was due to a $822.0 million increase in the average balance of interest earning assets and a 35 basis point increase to 7.26% in the average yield of interest earning assets. The increase in interest expense was due to a $962.2 million increase in the average balance of interest-bearing liabilities and a 62 basis point increase to 4.92% in the average cost of interest-bearing liabilities.

         The Company's interest rate spread and interest rate margin for the six-month period ended June 30, 2000 was 2.34% and 3.10%, respectively, compared with 2.62% and 3.59%, respectively, for the six-month period ended June 30, 1999.

         The current higher rate environment and, to a lesser extent, the changing mix of the Company's interest-bearing liabilities has resulted in lower interest rate margins and spreads. The Company will continue its strategy of security and loan sales to fund higher yielding loans to increase the interest earning asset yield and maintain its interest rate margins and spreads.

Provision for Loan Losses

         The provision for loan losses for the second quarter of June 2000 was $11,000, which is the amount provided in the second quarter of 1999. For the six-month period ended June 30, 2000 the provision was $29,000 compared to $70,000 for the six-month period ended June 30, 1999. The level of the loan loss reserve is continuously reviewed by management to determine its adequacy. The review includes such factors as the composition of the loan portfolio and its inherent characteristics, the level of non-accruing loans and delinquencies, local economic conditions and current trends in regulatory supervision.

         Non-accruing assets totaled $13.9 million at June 30, 2000 compared to $13.4 million as of December 31, 1999. Non-accruing assets as a percent of total assets was .28% at June 30, 2000 compared to .30% at December 31, 1999. The allowance for loan losses was $14.7 million at June 30, 2000 compared to $14.3 million as of December 31, 1999. The allowance for loan losses as a percent of non-accruing loans was 116.9% as of June 30, 2000 compared to 114.4% as of December 31, 1999. The quality of the loan portfolio has remained strong during these periods of record growth, primarily due to the underwriting and administration procedures in place.

Other Income

         Other income was $8.5 million for the three months ended June 30, 2000 compared to $9.4 million for the three months ended June 30, 1999. The decrease of $855,000 was due to a $1.3 million net decrease in securities transactions and a decrease of $1.4 million in fees generated by the Mortgage Company. These two decreases were partially offset by a $1.7 million increase in the cash surrender value of the Bank Owned Life Insurance ("BOLI") which was purchased in the third quarter of 1999 to fund employee benefits. The net change in securities transactions was due to the sale of investments to fund higher yielding loans. The decrease in fees generated by the Mortgage Company was primarily due to the increase in loan purchases by the Bank from the Mortgage Company which, due to the intercompany nature of such transactions, reduces the Company's ability to recognize loan fees. The Bank purchases from the Mortgage Company, to hold in its portfolio, a portion of the mortgage company higher yielding ARM originations.

         For the six-month period ended June 30, 2000 other income was $16.7 million compared to $15.0 million for the six months ended June 30, 1999. The $1.7 million increase was due to the $3.3 million increase in the cash surrender value of the BOLI, partially offset by a $1.6 million net decrease in securities transactions due to increased securities sales to fund higher yield loans and a $1.0 million decrease in fees recognized by the Mortgage Company due to the same reasons as discussed above.

Total Other Expenses

         Total other expenses for the second quarter of 2000 were $23.3 million compared to $21.2 million for the second quarter of 1999. The increase of $2.0 million or 9.6% was primarily due to a $400,000 increase in occupancy and equipment expenses, a $790,000 increase in amortization expense for intangible assets and $304,000 increase in other expenses. The increase in occupancy and equipment expense was primarily due to the additional branches of FSB and additional space and equipment needs due to growth. The increase in the non-cash expense resulting from the amortization of intangible assets was due to the goodwill from the FSB acquisition. The excess of cost over the fair value of the net assets acquired (goodwill) in the transaction was approximately $46.4 million and is being amortized on a straight line basis over a 15-year period. The increase in other expenses is primarily due to loan related expenses as a result of increased volumes.

         For the six-month period ended June 30, 2000 total other expenses were $45.6 million compared to $38.9 million for the same time period last year. The increase of $6.7 million or 17.3% is primarily due to a $2.8 million increase in personnel expense, a $1.4 million increase in amortization expense for intangible assets, an $893,000 increase in occupancy and equipment expense and a $795,000 increase in other expense. The increase in personnel expense was due to a $590,000 increase in commission expense generated by the Mortgage Company resulting from the source and type of loans originated, a $550,000 increase in personnel expense of the Mortgage Company, a $697,000 increase in personnel expense of the ACLS since it was not in full operation the second quarter of 1999, and increased personnel costs of the Bank due to additional staff in the loan origination and administration areas due to increased lending volumes and normal merit pay increases. The reasons for the increase in occupancy and equipment expense, the amortization expense for intangible assets and other expense are the same as stated above.

Provision for Income Taxes

         The provision for income taxes for the three-month period ended June 30, 2000 was $7.9 million compared to $9.1 million for the three months ended June 30, 1999. The primary reason for the decrease was the reduction in the effective tax rate from 40.6% for the second quarter of 1999 to 38.7% for the second quarter of 2000. The lower rate for the second quarter of 2000 was a result of certain tax planning strategies put in place during the second half of 1999.

         For the six-month period ended June 30, 2000, the provision for income taxes was $16.2 million compared to $17.7 million for the comparable period last year. The decrease was due to a reduction in the effective tax rate from 40.8% for the first half of 1999 to 38.7% for the first half of 2000. The reason for the reduction in the effective tax rate is the same as mentioned above.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At June 30, 2000, the total approved loan origination commitments outstanding amounted to $389.3 million. At the same date, the unadvanced portion of construction loans totaled $77.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2000 totaled $633.6 million. Investment securities scheduled to mature in one year or less at June 30, 2000 totaled $4.1 million and amortization from investments and loans is projected at $657.2 million over the next 12 months. Based on historical experience, the current pricing strategy and the strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with loan sales and security sales, to meet its current commitments.

Capital

         At June 30, 2000 the Bank had regulatory capital which was well in excess of all regulatory requirements set by the OTS. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):

                           Required Capital            Actual Capital          Excess Capital
                        -----------------------    ----------------------   ---------------------
                          Amount       Percent       Amount       Percent     Amount      Percent
                        -----------   ---------    ----------    --------   ----------   --------
Tangible capital        $   72,865      1.50%      $  396,293      8.16%    $  323,428     6.66%

Core capital            $  194,369      4.00%      $  397,821      8.19%    $  203,452     4.19%

Risk-based capital      $  194,828      8.00%      $  412,515     16.94%    $  217,687     8.94%


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk continues to be market interest rate volatility due to the potential impact on net interest income and the market value of all interest-earning assets and interest-bearing liabilities resulting from changes in interest rates. The operation of the Company does not subject it to foreign exchange or commodity price risk and the Company does not own any trading assets. The real estate loan portfolio of the Company is concentrated primarily within the New York metropolitan area making it subject to the risks associated with the local economy. Management believes that there have been no material changes in the Company's market risk at June 30, 2000 as compared to December 31, 1999. For a complete discussion of the Company's asset and liability management market risk and interest rate sensitivity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders.

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

         Item 2   Changes in Securities and Use of Proceeds
                  -----------------------------------------
                  Not applicable

         Item 3   Defaults Upon Senior Securities
                  -------------------------------
                  Not applicable

         Item 4   Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None

         Item 5   Other Information
                  -----------------
                  Not applicable

         Item 6   Exhibits and Reports on Form 8-K
                  --------------------------------
                  a. 27.0 Financial Data Schedule
                  b. No Form 8-K reports were filed during the quarter.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STATEN ISLAND BANCORP, INC.



Date:  August 11, 2000             By:     /s/ Harry P. Doherty
       ---------------                  ---------------------------------------
                                        Harry P. Doherty, Chairman of the Board
                                        and Chief Executive Officer



Date:  August 11, 2000              By:    /s/ Edward Klingele
       ---------------                  ---------------------------------------
                                        Edward Klingele, Sr. Vice President
                                        and Chief Financial Officer