Form 10-Q
period 2000-09-30
STATEN ISLAND BANCORP INC
filed 2000-11-14
CIK 1042801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 35,269,887 shares of Common Stock outstanding as of November 7, 2000.

                  STATEN ISLAND BANCORP, INC. AND SUBSIDIARIES


Table of Contents                                                           PAGE
-----------------                                                           ----

Part 1          Financial Information

      Item 1    Financial Statements

                Unaudited Consolidated Statements of Condition                1
                (As of September 30, 2000 and December 31, 1999)

                Unaudited Consolidated Statements of Income                   2
                (For the three and nine months ended September 30, 2000 and the three and nine months ended September 30, 1999)

                Unaudited Consolidated Statement of Changes in Stockholders'
                Equity (For the nine months ended September 30, 2000)         3


                Unaudited Consolidated Statements of Cash Flows               4
                (For the nine months ended September 30, 2000 and the nine months ended September 30, 1999)

                Notes to Unaudited Consolidated Financial Statements          5

      Item 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          12

      Item 3    Quantitative and Qualitative Disclosures About Market Risk   20


Part II          Other Information

        Item 1  Legal Proceedings                                            21
        Item 2  Changes in Securities and Use of Proceeds                    21
        Item 3  Defaults Upon Senior Securities                              21
        Item 4  Submission of Matters to a Vote of Security Holders          21
        Item 5  Other Information                                            21
        Item 6  Exhibits and Reports on Form 8-K                             21

                Signatures                                                   22

                                      STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CONDITION

                                                                        ------------------         -----------------
                                                                        September 30, 2000         December 31, 1999
                                                                        ------------------         -----------------
                                                                                      (000's omitted)
ASSETS                                                                                    unaudited
ASSETS:
  Cash and due from banks ..............................................    $    86,641               $    80,998
  Federal funds sold ...................................................          8,500                    20,400
  Securities available for sale ........................................      1,869,891                 1,963,954
  Loans, net ...........................................................      2,737,564                 2,150,039
  Loans held for sale, net .............................................         80,148                    46,588
  Accrued interest receivable ..........................................         27,043                    23,621
  Bank premises and equipment, net .....................................         31,064                    24,731
  Intangible assets, net ...............................................         60,275                    15,431
  Other assets .........................................................        172,682                   163,552
                                                                            -----------               -----------
  Total assets .........................................................    $ 5,073,808               $ 4,489,314
                                                                            ===========               ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Due Depositors:
  Savings ..............................................................    $   780,903               $   737,794
  Time .................................................................        922,384                   573,043
  Money market .........................................................        129,062                    89,004
  NOW accounts .........................................................         90,216                    80,352
  Demand deposits ......................................................        390,122                   340,040
                                                                            -----------               -----------
                                                                              2,312,687                 1,820,233
Borrowed funds .........................................................      2,124,578                 2,049,411
Advances from borrowers for taxes and insurance ........................         13,596                    10,805
Accrued interest and other liabilities .................................         52,504                    37,488
                                                                            -----------               -----------
  Total liabilities ....................................................      4,503,365                 3,917,937
                                                                            -----------               -----------

STOCKHOLDERS' EQUITY:

  Common stock, par value $.01 per share, 100,000,000 shares authorized,
  45,130,312 issued and 35,686,387 outstanding at September 30, 2000
   and 45,130,312 issued and 38,693,623 outstanding at December 31, 1999            451                       451
  Additional paid-in-capital ...........................................        537,301                   536,539
  Retained earnings-substantially restricted ...........................        281,713                   251,315
  Unallocated common stock held by ESOP ................................        (33,649)                  (35,709)
  Unearned common stock held by RRP ....................................        (20,042)                  (25,439)
  Treasury stock 9,443,925 shares at September 30, 2000
  and 6,436,689 at December 31, 1999 at cost ...........................       (173,658)                 (121,149)
                                                                            -----------               -----------
                                                                                592,116                   606,008
  Accumulated other comprehensive income, (loss)net of taxes ...........        (21,673)                  (34,631)
                                                                            -----------               -----------
  Total stockholders' equity ...........................................        570,443                   571,377
                                                                            -----------               -----------
  Total liabilities and stockholders' equity ...........................    $ 5,073,808               $ 4,489,314
                                                                            ===========               ===========

                                                          1

                                           STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF INCOME


                                                               For the Three Months Ended         For the Nine Months Ended
                                                                      September 30,                      September 30,
                                                             -----------------------------     ------------------------------
                                                                  2000             1999             2000              1999
                                                             ------------     ------------     ------------      ------------
                                                                           (000's omitted except per share data)
                                                                                         unaudited
Interest Income:
Loans ..................................................     $     53,965     $     36,134    $     147,574      $     99,514
Securities, available for sale .........................           32,283           34,347          103,610            99,119
Federal funds sold .....................................              292              375              966             1,807
                                                             ------------     ------------     ------------      ------------
   Total interest income ...............................           86,540           70,856          252,150           200,440
                                                             ------------     ------------     ------------      ------------

Interest Expense:
Savings and escrow .....................................            5,062            4,761           15,059            14,014
  Time .................................................           11,959            6,685           31,157            19,635
  Money market and NOW .................................            1,513            1,060            4,405             3,087
Borrowed funds .........................................           34,616           23,760           97,306            61,790
                                                             ------------     ------------     ------------      ------------
   Total interest expense ..............................           53,150           36,266          147,927            98,526
                                                             ------------     ------------     ------------      ------------
   Net interest income .................................           33,390           34,590          104,223           101,914
Provision for Loan Losses ..............................               12               30               41               100
                                                             ------------     ------------     ------------      ------------
     Net interest income after provision for loan losses           33,378           34,560          104,182           101,814

Other Income (Loss):
Service and fee income .................................           12,591           8,756.           30,462            23,293
Securities transactions ................................              416              436             (742)              921
                                                             ------------     ------------     ------------      ------------
                                                                   13,007            9,192           29,720            24,214

Other Expenses:
Personnel ..............................................           14,597           12,930           41,084            36,604
Occupancy and equipment ................................            2,504            1,976            7,196             5,776
Amortization of intangible assets ......................            1,340              565            3,904             1,675
Data processing ........................................            1,353            1,109            3,896             3,250
Marketing ..............................................              495              379            1,485             1,082
Professional fees ......................................              572              580            1,642             1,574
Other ..................................................            3,925            3,901           11,218            10,398
                                                             ------------     ------------     ------------      ------------
   Total other expenses ................................           24,786           21,440           70,425            60,359
                                                             ------------     ------------     ------------      ------------
Income before provision for income taxes ...............           21,599           22,312           63,477            65,669

Provision for Income Taxes .............................            7,938            8,740           24,157            26,445
                                                             ------------     ------------     ------------      ------------
Net Income .............................................     $     13,661     $     13,572     $     39,320      $     39,224
                                                             ============     ============     ============      ============
Earnings Per Share:
  Basic ................................................     $       0.41     $       0.36     $       1.16      $       1.02
  Diluted ..............................................     $       0.41     $       0.36     $       1.16      $       1.02

Weighted Average:
  Common Shares ........................................       45,130,312       45,130,312       45,130,312        45,130,312
  Less: Unallocated ESOP/RRP Shares ....................        3,065,379        3,314,155        3,122,392         3,373,244
  Less: Treasury Shares ................................        8,981,776        4,402,415        8,065,190         3,309,738
                                                             ------------     ------------     ------------      ------------
                                                               33,083,157       37,413,742       33,942,730        38,447,330
                                                             ============     ============     ============      ============

                                        STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CHANGES IN
                                                   STOCKHOLDERS' EQUITY


                                                                                   Unallocated
                                                                    Additional        Common       Unearned
                                                        Common       Paid-In          Stock           RRP       Treasury
                                                         Stock       Capital      Held by ESOP      Shares        Stock
                                                         -----       -------      ------------      ------        -----
                                                                                (000's omitted)
Balance January 1, 2000                                   $ 451    $ 536,539        $ (35,709)   $ (25,440)  $ (121,149)

Change in unrealized
appreciation (depreciation)
on securities, net of tax

Allocation of 171,678 ESOP shares                                        940            2,060

Vesting of 295,530 RRP shares                                           (178)                        5,398

Treasury stock (3,007,236) at cost                                                                              (52,509)

Net Income

Valuation adjustment for deferred tax benefit

Dividends paid
                                                          -----    ---------        ---------    ---------   ----------
Balance September 30, 2000                                $ 451    $ 537,301        $ (33,649)   $ (20,042)  $ (173,658)
                                                          =====    =========        =========    =========   ==========

                                                                                            Accumulated
                                                                                                Other
                                                         Comprehensive      Retained       Comprehensive
                                                             Income         Earnings       Income (loss)       Total
                                                             ------         --------       -------------       -----

Balance January 1, 2000                                                    $251,315           $ (34,631)     $ 571,376

Change in unrealized
appreciation (depreciation)
on securities, net of tax                                      12,958                            12,958         12,958

Allocation of 171,678 ESOP shares                                                                                3,000

Vesting of 295,530 RRP shares                                                                                    5,220

Treasury stock (3,007,236) at cost                                                                             (52,509)

Net Income                                                     39,320        39,320                              39,320

Valuation adjustment for deferred tax benefit                                 4,868                               4,868

                                                               52,278
Dividends paid                                                              (13,790)                            (13,790)

                                                              -------      --------           ---------       ---------
Balance September 30, 2000                                                 $281,713           $ (21,673)      $ 570,443
                                                              =======      ========           =========       =========

                           STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000



                                                                      2000             1999
                                                                  -----------      -----------
                                                                         (000's omitted)
                                                                            unaudited
Cash Flows From Operating Activities:
Net Income ..................................................     $    39,320      $    39,224
Adjustments to reconcile net income to net cash
 provided by operating activities
Depreciation and amortization ...............................           2,401            1,750
Amortization of bond and mortgage premiums ..................          (1,157)              32
Amortization of intangible assets ...........................           3,904            1,675
Loss (Gain) on sale of available for sale securities ........             742             (921)
Other noncash expense (income) ..............................          (5,820)          (3,082)
Expense charge relating to allocation and earned ............
portions of employee benefit plan ...........................           6,420            6,597
Provision for possible loan losses ..........................              41              100
Decrease in deferred loan fees ..............................          (3,768)          (1,604)
Decrease (increase) in accrued interest receivable ..........             777           (3,092)
Decrease (increase) in other assets .........................          (9,267)         (94,443)
(Decrease) increase in accrued interest and other liabilities          13,939            9,425
(Increase) decrease in deferred income taxes ................             364              219
Recoveries of loans .........................................             835              878
                                                                  -----------      -----------
Net cash provided by operating activities ...................          48,731          (43,242)
                                                                  -----------      -----------

Cash Flows From Investing Activities:
Maturities of available for sale securities .................         161,468          351,339
Sales of available for sale securities ......................         259,721           35,121
Purchases of available for sale securities ..................         (77,663)        (478,058)
Principal collected on loans ................................         267,530          265,199
Loans made to customers .....................................      (1,267,321)      (1,229,405)
Purchases of loans ..........................................         (26,986)          (9,437)
Sales of loans ..............................................         505,704          509,152
Capital expenditures ........................................          (4,633)              --
Acquisition of FSB, net of cash acquired ....................         (46,688)              --
                                                                  -----------      -----------
Net cash (used in) investing activities .....................        (228,868)        (556,089)
                                                                  -----------      -----------

Cash Flows From Financing Activities:
Net increase in deposit accounts ............................         165,012           85,015
Borrowings ..................................................          75,167          536,260
Dividends paid ..............................................         (13,790)         (12,576)
Purchase of Treasury Stock ..................................         (52,509)         (63,621)
                                                                  -----------      -----------
Net cash provided by financing activities ...................         173,880          545,078
                                                                  -----------      -----------
Net (decrease) increase in cash and cash equivalents ........          (6,257)         (54,253)
Cash and equivalents, beginning of year .....................         101,398          133,109
                                                                  -----------      -----------
Cash and equivalents, end of period .........................     $    95,141      $    78,856
                                                                  ===========      ===========

Supplemental Disclosures Of Cash Flow Information:
Cash paid for-
Interest ....................................................     $   138,157      $    93,692
Income taxes ................................................     $    21,181      $    21,488
Acquisition of FSB
  Fair value of assets acquired .............................     $   370,579               --
  Fair value of liabilities acquired ........................     $   331,280               --

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

Basis of Financial Statement Presentation

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SI Bank & Trust (formerly Staten Island Savings Bank) (the "Bank"), and the Bank's subsidiaries. The Bank's wholly owned subsidiaries are SIB Mortgage Corp. (the "Mortgage Company"), SIB Investment Corporation ("SIBIC"), Staten Island Funding Corporation ("SIFC"), American Construction Lending Service, Inc. ("ACLS") and SIB Financial Services Corporation ("SIBFSC"). All significant intercompany transactions and balances are eliminated in consolidation.

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three-month and nine-month periods ending September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report and Form 10-K.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

Business

         Staten Island Bancorp, Inc. is the holding company for SI Bank & Trust, The Bank, which is a traditional full service community oriented bank, operates sixteen full service branches, one supermarket branch and three limited service branches on Staten Island, two full service branches in Brooklyn, four full service branches in Ocean County, New Jersey and two full service branches in Monmouth County, New Jersey. In addition, on October 10, 2000, the Company announced that it had signed a Purchase and Assumption Agreement with Unity
Bancorp for the purchase of three branch locations in Union County, New Jersey and one in Middlesex County, New Jersey. The Bank also has a lending center and a Trust Department on Staten Island. Commercial lending offices are also located in Bay Ridge, Brooklyn and the Howell, New Jersey branch.

         The Mortgage Company does business as Ivy Mortgage and is headquartered in Branchburg, New Jersey. The Mortgage Company originates loans in 25 states and sells them to investors generating fee income for the Bank. The Bank retains for its own portfolio certain adjustable rate mortgage loans ("ARMS") originated by the Mortgage Company in order to supplement the ARMS originated directly by the Bank in its efforts to manage interest rate risk.

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

         The Bank has the following wholly owned subsidiaries:

         The Mortgage Company was incorporated in the State of New Jersey in 1998. The Mortgage Company was formed to purchase substantially all of the assets of Ivy Mortgage Corp. The Mortgage Company currently originates loans in 25 states and had assets totaling $130.7 million at September 30, 2000 and originated $510.3 million of loans during the nine months ended September 30, 2000. The Mortgage Company currently holds $36.5 million of residential loans in it's own portfolio for investment and the Bank has retained $123.8 million in higher yielding residential ARMS. SIFC is a wholly owned subsidiary of SIBIC, incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust ("REIT"). The Bank transferred real estate mortgage loans totaling $648.0 million, net, which included certain other associated assets and liabilities. In return the Bank received all the shares of common stock and the majority of the preferred stock in SIFC. The assets of SIFC totaled $667.4 million at September 30, 2000.

         SIBIC was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at September 30, 2000 were $749.7 million.

         ACLS was incorporated in the state of Delaware in May 1999 and is headquartered in the state of Connecticut. ACLS's main business line is originating residential construction loans throughout the country. The assets of ACLS totaled $59.7 million as of September 30, 2000.

         SIBFSC was incorporated in the State of New York in January 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI USA Mutual Life Insurance Co. The assets of SIBFSC were $282,000 as of September 30, 2000.

Securities - Available for Sale. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities of the Company at September 30, 2000 and December 31,1999.



                                                             September 30, 2000             December 31, 1999
                                                          ------------------------      ------------------------
Bonds - Available For Sale                                Amortized          Fair        Amortized         Fair
--------------------------                                   Cost            Value          Cost           Value
                                                          ----------     ----------     ----------     ----------
U.S. Treasuries .....................................     $    5,111     $    5,144     $   12,212     $   12,275
Govt. Sponsored Agencies ............................        173,882        169,379        152,024        143,482
Industrial and Finance ..............................        162,392        150,165        162,796        152,319
Foreign .............................................            250            250            560            498
                                                          ----------     ----------     ----------     ----------
Total Debt Securities ...............................        341,635        324,938        327,592        308,574
                                                          ----------     ----------     ----------     ----------

G.N.M.A. - M.B.S ....................................         15,244         15,031         17,112         16,532
F.H.L.M.C. - M.B.S ..................................        305,260        300,153        329,198        318,832
F.N.M.A. - M.B.S ....................................        404,371        401,221        467,322        458,247
Agency C.M.O.'s .....................................        231,038        223,698        248,376        238,617
Privately Issued C.M.O.'s ...........................        418,429        406,956        436,604        418,202
                                                          ----------     ----------     ----------     ----------
Total Mortgage-Backed and Mortgage Related Securities      1,374,342      1,347,059      1,498,612      1,450,430
                                                          ----------     ----------     ----------     ----------

 Total Bonds - Available For Sale ...................      1,715,977      1,671,997      1,826,204      1,759,004
                                                          ----------     ----------     ----------     ----------
Equity Securities                                         Amortized          Fair        Amortized         Fair
-----------------                                            Cost            Value         Cost            Value
                                                          ----------     ----------     ----------     ----------
Preferred Stock .....................................         69,920         62,211         79,870         69,558
Common Stock ........................................         98,851        103,644         97,787        101,046
IIMF Capital Appreciation Fund ......................         26,821         32,039         26,691         34,346
                                                          ----------     ----------     ----------     ----------
Total Equity Securities .............................        195,592        197,894        204,348        204,950
                                                          ----------     ----------     ----------     ----------


Total Investments ...................................     $1,911,569     $1,869,891     $2,030,552     $1,963,954
                                                          ==========     ==========     ==========     ==========

Loan Portfolio Composition The following table sets forth the composition of the Bank's loans at the dates indicated.



                                               September 30, 2000                      December 31, 1999
                                          ----------------------------        -------------------------------
                                                            Percent of                           Percent of
                                            Amount              Total             Amount            Total
                                          -----------          -----          -----------          -----
                                             (Dollars in Thousands)               (Dollars in Thousands)
Mortgage loans:
  Single-family residential .........     $ 2,135,812          78.02%         $ 1,737,913          80.83%
  Multi-family residential ..........          47,441           1.73%              42,501           1.98%
  Commercial real estate ............         303,597          11.09%             223,809          10.41%
  Construction and land .............         132,797           4.85%              60,105           2.80%
  Home equity .......................           9,864           0.36%               5,390           0.25%
                                          -----------          -----          -----------          -----
  Total mortgage loans ..............       2,629,511          96.05%           2,069,718          96.27%

Other loans:
  Student loans .....................             257           0.01%                 657           0.03%
  Passbook loans ....................           6,322           0.23%               5,357           0.25%
  Commercial business loans .........          43,649           1.59%              33,646           1.56%
  Other consumer loans ..............          62,032           2.27%              49,395           2.30%
                                          -----------          -----          -----------          -----
  Total other loans .................         112,260           4.10%              89,055           4.14%
                                          -----------          -----          -----------          -----

  Total loans receivable ............       2,741,771         100.15%           2,158,773         100.41%
Less:
  Premium (discount) on loans purchased         5,673           0.21%               4,640           0.22%
  Allowance for loan losses .........         (14,545)         (0.53)%            (14,271)         (0.66)%
  Deferred loan costs (fees) ........           4,665           0.17%                 897           0.03%
                                          -----------          -----          -----------          -----
Loans receivable, net ...............     $ 2,737,564         100.00%         $ 2,150,039         100.00%
                                          ===========         ======          ===========         ======


                                       8

Delinquent Loans: The following table sets forth information concerning loans at September 30, 2000 on which the company is accruing interest and as a percentage of each category of the Bank's loan portfolio. The amount presented represents the total outstanding principal balance of related loans, rather than the actual payment amounts which are past due.

                                                                         September 30, 2000
                                     ------------------------------------------------------------------------------------------
                                           30-59 Days                   60-89 Days                         90 Days or More
                                     --------------------------     --------------------------       --------------------------
                                                Percent of Loan                Percent of Loan                  Percent of Loan
                                     Amount        Category         Amount        Category            Amount        Category
                                     ------        --------         ------        --------            ------        --------
                                                                    (Dollars in Thousands)
Mortgage loans:

     Single-family residential ......    $ 1,689           0.08%        $11,856           0.56%           $ 4,441           0.21%
     Multi-family residential .......         --           0.00%            117           0.25%                --           0.00%
     Commercial real estate .........      1,135           0.37%          1,829           0.60%               961           0.32%
     Construction and land ..........         78           0.06%          4,141           3.12%                --           0.00%
     Home equity ....................        292           2.96%             27           0.27%               129           1.31%
                                         -------                        -------                           -------
          Total mortgage loans ......      3,194           0.12%         17,970           0.68%             5,531           0.21%


Other loans:
     Commercial business loans ......        536           1.23%          2,947           6.75%               127           0.29%
     Other loans.....................      2,072           3.02%          1,352           1.97%               543           0.79%
                                         -------                        -------                           -------
          Total other loans .........      2,608           2.32%          4,299           3.83%               670           0.60%
          Total loans.................   $ 5,802           0.21%        $22,269           0.81%           $ 6,201           0.23%
                                         =======                        =======                           =======




Loans Past Due 90 Days or More and Still Accruing And Non-Accruing Assets. The following table sets forth information with respect to, non-accruing loans, other real estate owned and repossessed assets, and loans past due 90 days or more and still accruing.

                                                   September 30, 2000        December 31, 1999
                                                   ------------------        -----------------
                                                                 (000's omitted)
Non-Accruing Assets
 Mortgage loans:
     Single-family residential ....................       $ 4,643                $ 2,899
     Multi-family residential .....................           271                     --
     Commercial real estate .......................         3,423                  5,568
     Construction and land ........................         1,063                  1,793
     Home equity ..................................             6                    106
 Other loans:
     Commercial business loans ....................         1,403                  1,783
     Other consumer loans .........................           422                    325
                                                          -------                -------

     Total non-accrual loans ......................        11,231                 12,474
Other real estate owned and repossessed assets, net         1,384                    887
                                                          -------                -------
     Total non-accruing assets ....................        12,615                 13,361

Loans past due 90 days or more and still accruing .         6,201                  6,886
                                                          -------                -------
Non-accruing assets and loans past due 90 days
  or more and still accruing ......................       $18,816                $20,247
                                                          =======                =======


Non-accruing assets to total loans ................          0.46%                  0.62%
Non-accruing assets to total assets ...............          0.25%                  0.30%
Non-accruing loans to total loans .................          0.41%                  0.58%
Non-accruing loans to total assets ................          0.22%                  0.28%


Allowance for Loan Losses. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                        Nine Months Ended             Year Ended
                                                            September 30,            December 31,
                                                      ------------------------       ------------
                                                         2000           1999            1999
                                                      --------        --------        --------
                                                                     (000's omitted)

Allowance at beginning of period .................    $ 14,271        $ 16,617        $ 16,617
Provisions(Benefits) .............................          41             100          (1,843)
Increase as a result of acquisition ..............         847              --              --
Charge-offs:
Mortgage loans:
   Construction, land and land development .......           6              --              --
   Single-family residential .....................          88             107             148
   Multi-family residential ......................          --              --              --
   Commercial real estate ........................         134             367             474
Other loans ......................................       1,221             872           1,043
                                                      --------        --------        --------
   Total charge-offs..............................       1,449          1,346           1,665
Recoveries:
Mortgage loans:
   Construction, land and land development .......          --              --              --
   Single-family residential .....................          17             395             456
   Multi-family residential ......................          --              --              --
   Commercial real estate ........................          27               3              34
Other loans ......................................         791             480             672
                                                      --------        --------        --------
   Total recoveries ..............................         835             878           1,162
                                                      --------        --------        --------
Allowance at end of period .......................    $ 14,545        $ 16,249        $ 14,271
                                                      ========        ========        ========

Allowance for loan losses
  to total non-accruing loans at
  end of period ..................................      129.51%         127.50%         114.40%

Allowance for loan losses
  to total loans at end of period ................        0.53%           0.83%           0.66%



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

Changes in Financial Condition

         Total assets at September 30, 2000 were $5.1 billion representing an increase of $584.5 million or 13.0% over total assets of $4.5 billion at December 31, 1999. The increase in overall assets was primarily due to the completion of the acquisition of First State Bank ("FSB") during the first quarter of 2000 resulting in a net increase of $336.4 million in total assets. Exclusive of the FSB acquisition, the Company experienced an increase in net loans of $494.4 million or 23.0% during the first nine months of 2000. Loan originations were $1.3 billion for the nine-month period ending September 30, 2000. The Mortgage Company had originations of $510.3 million and sales of $360.7 million on one to four family residential loans. The Company retained for its own portfolio $160.0 million of ARM loans originated by the Mortgage
Company. The Bank in this time period had loan sales of $145.0 million, primarily in fixed-rate loans to fund adjustable rate loans for its own portfolio and construction loans originated by the construction lending company. The increase in net loans was partially offset by a decrease in securities available for sale of $317.6 million exclusive of the acquisition of $223.5 million in securities from FSB. The decrease in securities during the first nine months of 2000 was primarily due to sales of $259.7 million and prepayments and amortization from the mortgage backed securities portfolio.

         In the current interest rate environment management continues its strategy to maintain the interest rate spread and margin by partially funding new originations of adjustable-rate loans and construction loans with the proceeds from sales from the securities available for sale portfolio thus reducing the Company's emphasis on the utilization of borrowed funds to fund loan originations.

         Total deposits at September 30, 2000 were $2.3 billion compared to $1.8 billion at December 31, 1999. The increase of $492.5 million or 27.1% was primarily due to an increase of $327.4 million from the acquisition of FSB and a increase of $165.1 million from deposit gathering activities including the issuance of $100 million of brokered certificates of deposit with a weighted average cost of 7.01%. The funds from these brokered deposits were used to fund originations of higher yielding loans. The weighted average cost of total deposits was 3.38% for the nine months ended September 30, 2000 primarily due to our relatively lower costing core deposit base which represented 60.1% of total deposits at such date. Within our core deposit base 16.9% of total deposits are non-interest bearing DDA accounts.

         Borrowed funds as of September 30, 2000 totaled $2.1 billion or $75.2 million more than December 31, 1999. The increase in borrowings for the year was primarily used to fund the acquisition of FSB. It continues to be management's intention to reduce its utilization of borrowings to fund asset growth and to emphasize more traditional funding sources such as deposit growth and loan sales. To enhance its deposit gathering activities, the Bank opened its second branch in Brooklyn, New York during the quarter, and will open an additional branch in Ocean County, New Jersey during the fourth quarter of this year. On

October 10, the Company announced the acquisition of four branches in New Jersey from Unity Bancorp. Subject to regulatory approval, it is anticipated that this acquisition will be completed during the fourth quarter of 2000.

         Stockholders' equity as of September 30, 2000 was $570.4 million or 11.24% of total assets compared to $571.4 million or 12.73% of total assets as of December 31, 1999. The decrease of $1.0 million was primarily due to the use of $52.3 million to repurchase 3.0 million shares of stock and aggregate cash dividend payments of $13.8 million. These two decreases were partially offset by net income of $39.3 million, an allocation of Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") shares resulting in an increase of $8.2 million, a decrease of $13.0 million in the unrealized depreciation on securities available for sale, net of taxes, and a valuation adjustment of the deferred tax asset resulting from the Company's previous contribution of 2.1 million shares of its stock to the SISB Community Foundation resulting in an increase of $4.9 million in stockholders' equity.


Results of Operations

         The Company reported net income of $13.7 million or $0.41 per basic and fully diluted share for the three months ended September 30, 2000 compared to net income of $13.6 million or $0.36 per basic and fully diluted share for the three-month period ended September 30, 1999. Cash earnings were $16.5 million or $0.50 per share for the third quarter of 2000 compared to cash earnings of $15.5 million or $0.41 per share for the same period last year. Cash earnings represent the Company's net income increased by adding back non-cash expenses net of applicable taxes related to the ESOP and RRP and the amortization of goodwill.

         The increase in net income for the quarter ended September 30, 2000 compared to the same quarter one year ago was primarily due to an increase of $3.8 million in other income and a decrease in the provision for income taxes of $802,000, partially offset by a $1.2 million decrease in net interest income and a $3.3 million increase in total other expenses.

         For the nine months ended September 30, 2000, net income amounted to $39.3 million or $1.16 per basic and fully diluted share compared to $39.2 million or $1.02 per basic and fully diluted share for the nine-month period ending September 30, 1999. Cash earnings for the first nine months of 2000 were $47.2 million or $1.39 per share compared to $44.8 million or $1.17 per share for the first nine months of 1999.

         The increase in net income for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was primarily due to an increase of $2.3 million in net interest income, an increase of $5.5 million in other income and a decrease of $2.3 million in the provision for income taxes partially offset by an increase of $10.1 million in total other expenses.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID


                                                                             Three Months Ended September 30,
                                                  -----------------------------------------------------------------------------
                                                                     2000                                  1999
                                                  -----------------------------------    --------------------------------------
                                                                000's omitted
                                                                              Average                                   Average
                                                  Average                      Yield/     Average                        Yield/
                                                  Balance         Interest      Cost      Balance          Interest       Cost
                                                  -------         --------      ----      -------          --------       ----
Interest-earning assets:
  Loans receivable (1):
   Real estate loans ........................     $2,670,250     $   51,294      7.62%   $1,813,208     $   34,044         7.45%
   Other loans ..............................        108,277          2,671      9.79%       80,376          2,090        10.31%
                                                  ----------     ----------              ----------     ----------
     Total loans ............................      2,778,527         53,965      7.71%    1,893,584         36,134         7.57%
  Securities ................................      1,951,441         32,283      6.56%    2,132,376         34,347         6.39%
  Other interest-earning assets (2) .........         20,707            292      5.60%       33,997            375         4.38%
                                                  ----------     ----------              ----------     ----------
  Total interest-earning assets .............      4,750,675         86,540      7.23%    4,059,957         70,856         6.92%

Noninterest-earning assets ..................        250,194                                204,482
                                                  ----------                             ----------
  Total assets ..............................     $5,000,869                             $4,264,439
                                                  ==========                             ==========

Interest-bearing liabilities:
  Deposits:
   NOW and money market deposits ............    $  222,021     $    1,513      2.70%   $  166,929          1,060         2.52%
   Savings and escrow accounts ..............       799,758          5,062      2.51%      759,141          4,761         2.49%
   Certificates of deposits .................       856,055         11,959      5.54%      562,354          6,685         4.72%
                                                 ----------     ----------              ----------     ----------
     Total deposits .........................     1,877,834         18,534      3.92%    1,488,424         12,506         3.33%
  Total Other Borrowings ....................     2,161,026         34,616      6.35%    1,786,182         23,760         5.28%
                                                 ----------     ----------              ----------     ----------
  Total interest-bearing liabilities ........     4,038,860         53,150      5.22%    3,274,606         36,266         4.39%
Noninterest-bearing liabilities (3) .........       401,870                                367,173
                                                 ----------                             ----------
  Total liabilities .........................     4,440,730                              3,641,779
Stockholder's equity ........................       560,139                                622,660
                                                 ----------                             ----------
  Total liabilities and stockholders' equity      5,000,869                             $4,264,439
                                                 ==========                             ==========
Net interest-earning assets .................    $  711,815                             $  785,351
                                                 ==========                             ==========


Net interest income/interest rate spread ....                   $   33,390      2.01%                  $   34,590         2.53%
                                                                ==========      ====                   ==========         ====

Net interest margin .........................                                   2.79%                                     3.38%
                                                                                ====                                      ====
Ratio of average interest-earning assets
   to average interest-bearing liabilities ..                                 117.62%                                   123.98%
                                                                              ======                                    ======

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                                                           Nine Months Ended September 30,
                                                  -----------------------------------------------------------------------------
                                                                    2000                                 1999
                                                  -----------------------------------     -------------------------------------
                                                                              Average                                   Average
                                                   Average                     Yield/     Average                        Yield/
                                                   Balance        Interest      Cost      Balance      Interest           Cost
                                                   -------        --------      ----      -------      --------           ----
Interest-earning assets:
  Loans receivable (1):
   Real estate loans ........................    $2,454,204    $  139,940       7.62%   $1,657,134    $   94,388          7.62%
   Other loans ..............................       105,030         7,634       9.72%       73,870         5,126          9.28%
                                                 ----------     ----------              ----------     ----------
     Total loans ............................     2,559,234       147,574       7.71%    1,731,004        99,514          7.69%
  Securities ................................     2,068,620       103,610       6.70%    2,089,810        99,119          6.34%
  Other interest-earning assets (2) .........        23,439           966       5.51%      52,913         1,807           4.57%
                                                 ----------     ----------              ----------     ----------
  Total interest-earning assets .............     4,651,293       252,150       7.25%    3,873,727       200,440          6.92%
                                                    231,380                                162,279
Noninterest-earning assets ..................    ----------                             ----------
                                                 $4,882,673                             $4,036,006
  Total assets ..............................    ==========                             ==========


Interest-bearing liabilities:
  Deposits:                                      $  217,361    $    4,405       2.71%   $  164,249    $    3,087          2.51%
   NOW and money market deposits ............       798,986        15,059       2.52%      752,260        14,014          2.49%
   Savings and escrow accounts ..............       789,770        31,157       5.27%      551,257        19,635          4.76%
   Certificates of deposits .................    ----------     ----------              ----------     ----------
                                                  1,806,117        50,621       3.75%    1,467,766        36,736          3.35%
     Total deposits .........................     2,130,695        97,306       6.11%    1,573,740        61,790          5.25%
  Total Other Borrowings ....................    ----------     ----------              ----------     ----------
                                                  3,936,812       147,927       5.02%    3,041,506        98,526          4.33%
  Total interest-bearing liabilities ........       388,286                                354,411
Noninterest-bearing liabilities (3) .........    ----------                             ----------
                                                  4,325,098                              3,395,917
  Total liabilities .........................       557,575                                640,089
Stockholder's equity ........................    ----------                             ----------
                                                 $4,882,673                             $4,036,006
  Total liabilities and stockholders' equity     ==========                             ==========

Net interest-earning assets .................    $  714,481                             $  832,221
                                                 ==========                             ==========


Net interest income/interest rate spread ....                  $  104,223       2.22%                 $  101,914          2.59%
                                                               ==========       ====                  ==========          ====

Net interest margin .........................                                   3.00%                                     3.52%
                                                                                ====                                      ====
Ratio of average interest-earning assets
   to average interest-bearing liabilities ..                                 118.15%                                   127.36%
                                                                              ======                                    ======

------------------
(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(2)  Includes money market accounts and Federal Funds sold.
(3)  Consists primarily of demand deposit accounts.

Rate/Volume Analysis


     The following table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rates (changes in rate multiplied by prior volulme); and (iii) (changes in rate/volume (change in rate multiplied by change in volume).

                                                             Three Months Ended September 30,
                                                                   2000 compared to 1999
                                                    --------------------------------------------------
                                                        Increase (decrease) due to           Total
                                                                               Rate/      Net Increase
                                                     Rate         Volume      Volume       (Decrease)
                                                    --------     --------     --------     --------
                                                                    (000's omitted)
Interest-earning assets:
  Loans receivable:
   Real estate loans ...........................    $    787     $ 16,091     $    372     $ 17,250
   Other loans .................................        (107)         725          (37)         581
                                                    --------     --------     --------     --------
Total loans receivable .........................         680       16,816          335       17,831
Securities .....................................         929       (2,914)         (79)      (2,064)
Federal funds sold and interest-bearing deposits         105         (147)         (41)         (83)
                                                    --------     --------     --------     --------
Total net change in income on interest-
  earning assets ...............................       1,714       13,755          215       15,684
                                                    --------     --------     --------     --------

Interest-bearing liabilities:
  Deposits:
   NOW and money market deposits ...............          77          350           26          453
   Savings and escrow accounts .................          44          255            2          301
   Certificates of deposit .....................       1,171        3,492          611        5,274
                                                    --------     --------     --------     --------
     Total deposits ............................       1,292        4,097          639        6,028
Other Borrowings ...............................       4,852        4,986        1,018       10,856
                                                    --------     --------     --------     --------
Total net change in expense on
  interest-bearing liabilities .................       6,144        9,083        1,657       16,884
                                                    --------     --------     --------     --------
Net change in net interest income ..............    $ (4,430)    $  4,672     $ (1,442)    $ (1,200)
                                                    ========     ========     ========     ========

                                                               Nine Months Ended September 30,
                                                                     2000 compared to 1999
                                                      --------------------------------------------------
                                                          Increase (decrease) due to            Total
                                                                                   Rate/    Net Increase
                                                        Rate         Volume        Volume     (Decrease)
                                                      --------      --------      --------      --------
                                                                     (000's omitted)
Interest-earning assets:
 Loans receivable:
   Real estate loans ............................     $    103      $ 45,400      $     49      $ 45,552
   Other loans ..................................          243         2,162           103         2,508
                                                      --------      --------      --------      --------
   Total loans receivable .......................          346        47,562           152        48,060
 Securities .....................................        5,552        (1,005)          (56)        4,491
 Federal funds sold and interest-bearing deposits          373        (1,006)         (208)         (841)
                                                      --------      --------      --------      --------
 Total net change in income on interest-
   earning assets ...............................        6,271        45,551          (112)       51,710
                                                      --------      --------      --------      --------

Interest-bearing liabilities:
 Deposits:
   NOW and money market deposits ................          242           998            78         1,318
   Savings and escrow accounts ..................          164           871            10         1,045
   Certificates of deposit ......................        2,112         8,496           914        11,522
                                                      --------      --------      --------      --------
     Total deposits .............................        2,518        10,365         1,002        13,885
Other Borrowings ................................       10,081        21,868         3,567        35,516
                                                      --------      --------      --------      --------
Total net change in expense on
   interest-bearing liabilities .................       12,599        32,233         4,569        49,401
                                                      --------      --------      --------      --------
Net change in net interest income ...............     $ (6,328)     $ 13,318      $ (4,681)     $  2,309
                                                      ========      ========      ========      ========



                                       15

Interest Income

         The Company's total interest income for the three months ended September 30, 2000 was $86.5 million, an increase of $15.7 million or 22.1% compared to $70.9 million for the three months ended September 30, 1999. This increase was primarily due to an increase of $17.8 million in interest income from loans partially offset by a $2.1 million decrease in interest income from securities. The primary reason for the increase in interest income from loans was an $884.9 million increase in the average balance of loans and, to a lesser extent, a 14 basis points increase in the average yield of the loan portfolio to 7.71% for the third quarter of 2000 compared to 7.57% for the third quarter of 1999. The increase in the average balance of the loan portfolio was due primarily to the Bank's continued business development efforts and the retention of select ARM loans originated by the Mortgage Company along with increased loan demand. The decrease in interest income from securities in the third quarter of 2000 compared to the third quarter of 1999 was due to a $180.9 million decrease in the average balance of the securities portfolio partially offset by a 17 basis point increase in the average yield to 6.56%. The decline in the average balance of the securities portfolio reflects management's plan to use cash flows from the securities portfolio to fund additional originations of relatively higher yielding loan originations.

         Interest income for the nine-month period ending September 30, 2000 was $252.2 million compared to $200.4 million for the comparable time period last year. The increase of $51.7 million or 25.8% was primarily due to an increase of $48.1 million in interest income from loans and a $4.5 million increase in interest income on securities. The increase in interest income on loans was due to a $828.2 million increase in the average balance of loans in the first nine months of 2000 compared to the first nine months of 1999. The increase in interest income on securities was primarily due to a 36 basis point increase in the average yield to 6.70% compared to 6.34% for the same time period last year. The reasons for the increase in the average balance of the loan portfolio are the same as stated above. The reason for the increase in the average yield of the securities portfolio is the current higher rate environment resulting in adjustable rate securities repricing to higher rates and, to a lesser extent, the securities portfolio acquired from FSB which was recorded at current market yields in anticipations of the sale of substantially all of such securities.


Interest Expense

         The Company's total interest expense for the third quarter of 2000 was $53.2 million compared to $36.3 million for the comparable time period last year. The $16.9 million or 46.6% increase was primarily due to a $10.9 million increase in interest expense on borrowed funds and a $5.3 million increase in interest expense on time deposits. The increase in interest expense on borrowed funds was due to a $374.8 million increase in the average balance of borrowed funds and a 107 basis point increase in the average cost of borrowed funds to 6.35% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. While management generally has de-emphasized reliance on wholesale borrowings in the current year, borrowings increased due, in part, to funding this acquisition of FSB in January 2000. The increase in the average cost of borrowings is due to the higher rate environment result in the repricing of the Company's borrowings at a higher rate for the first nine months of this year. The increase in interest expense on time deposits is primarily due to a $293.7 million increase in the average balance of time deposits and an 82 basis point increase in the average cost of time deposits. The increase in the average balance of time deposits is primarily due to the acquisition of FSB and the Company's initiation of a program in June 2000 to use brokers to acquire additional amounts of time deposits which requires the Company to pay relatively higher interest rates on such brokered deposits. The increase in the average cost of time deposits is primarily due to the higher rate environment, the time deposits acquired from FSB and the brokered CD program.

         For the nine-month period ending September 30, 2000, interest expense was $147.9 million compared to $98.5 million for the nine-month period ending September 30, 1999. The increase of $49.4 million or 50.1% was primarily due to an increase in interest expense on borrowed funds of $35.5 million and an increase in interest expense on time deposits of $11.5 million. The increase in interest expense on borrowed funds was due to a $557.0 million increase in the average balance of borrowed funds and an 86 basis point increase in the average cost to 6.11% for the nine months ended September 30, 2000. The increase in interest expense on time deposits is due to a $238.5 million increase in the average balance of certificates of deposit and a 51 basis point increase in the average cost to 5.27%. The reason for the increase in the average balance and cost of borrowed funds are the same as those previously stated. The reasons for the increase in the average balance of certificates of deposits are the FSB acquisition, the previously mentioned brokered CD program and management's increased emphasis on deposit gathering activities.

Net Interest Income

         Net interest income for the third quarter of 2000 was $33.4 million compared to $34.6 for the third quarter of 1999. The decrease was due to a $16.9 million increase in interest expense partially offset by a $15.7 million increase in interest income. The increase in interest expense was due to a $764.3 million increase in the average balance of interest-bearing liabilities and an 83 basis point increase to 5.22% in the average cost of interest-bearing liabilities. The increase in interest income was due to a $690.7 million increase in the average balance of interest-earning assets and a 31 basis point increase to 7.23% in the average yield of interest-earning assets for the three months ended September 30, 2000.

         The Company's interest rate spread and interest rate margin for the three months ended September 30, 2000 were 2.01% and 2.79%, respectively, compared to 2.53% and 3.38%, respectively, for the three months ended September 30, 1999.

         Net interest income for the nine-month period ending September 30, 2000 was $104.2 million compared to a $101.9 million for the same time period last year. The increase was due to a $51.7 million increase in interest income partially offset by a $49.4 million increase in interest expense. The increase in interest income was due to a $777.6 million increase in the average balance of interest-earning assets and a 33 basis point increase in the average yield to 7.25%. The increase in interest expense was due to a $895.3 million increase in the average balance of interest bearing liabilities and a 69 basis point increase in the average cost to 5.02% for the nine-month period ending September 30, 2000.

         The Company's interest rate spread and interest rate margin for the nine-month period ending September 30, 2000 was 2.22% and 3.00%, respectively, compared with 2.59% and 3.52%, respectively, for the same time period last year.

         The current higher rate environment and, to a lesser extent, the changing mix of the Company's interest-bearing liabilities continues to reduce interest rate spreads and interest rate margins. The Company will continue its strategy of securities and loan sales to fund higher yielding loans to increase the interest earning asset yield and maintain its interest rate spreads and margins.

Provision for Loan Losses

         The provision for loan losses for the third quarter was $12,000 compared to $30,000 for the third quarter of 1999. For the nine-month period ending September 30, 2000, the provision was $41,000 compared to $100,000 for the comparable time period last year. Management continuously reviews the composition of the portfolio and its inherent risks, the level of non-accruing loans and delinquencies, local economic conditions, and current trends in regulatory supervision when determining the adequacy of the loan loss reserve.

         Non-accruing assets totaled $12.6 million at September 30, 2000 compared to $13.4 million as of December 31, 1999. Non-accruing assets as a percent of total assets was 0.25% at September 30, 2000 compared to 0.30% at

December 31, 1999. The allowance for loan losses was $14.5 million at September 30, 2000 compared to $14.3 million at December 31, 1999. The allowance for loan losses as a percent of non-accruing loans was 129.51% as of September 30, 2000. The credit quality of the loan portfolio continues to remain relatively strong primarily due to the Company's underwriting and loan administration procedures as well as a strong economy in the Company's market area.

Other Income

         Other income was $13.0 million for the three months ended September 30, 2000 compared to $9.2 million for the three months ended September 30, 1999. The increase was primarily due to a $3.8 million increase in service and fee income. The increase in service and fee income was primarily due to an increase of $774,000 in net gains on Bank loan sales, a $738,000 increase in the cash surrender value of Bank Owned Life Insurance ("BOLI"), a $1.7 million increase in fee income generated by the Mortgage Company and ACLS, and a $338,000 increase in various deposit account fees.

         For the nine-month period ending September 30, 2000, other income was $29.7 million compared to $24.2 million for the nine months ended September 30, 1999. The increase of $5.5 million was primarily due to a $4.1 million increase in the cash surrender value of BOLI, a $1.0 million increase in various deposit account fees, a $579,000 increase in net gains on Bank loan sales, and a $808,000 increase in fees generated by the Mortgage Company and ACLS. These increases were partially offset by a decrease of $1.7 million in securities transactions resulting from the sale of securities to fund originations of relatively higher yielding loans.

Total Other Expenses

            Total other expenses for the third quarter of 2000 were $24.8 million compared to $21.4 million for the third quarter of 1999. The increase of $3.3 million or 15.6% was primarily due to a $1.7 million increase in personnel expense, a $528,000 increase in occupancy and equipment expense and $775,000 increase in amortization expense for intangible assets. The increase in personnel expense was primarily due to a $1.0 million increase in commission expense at the Mortgage Company due to increased volumes and the type of loans originated, a $373,000 increase due to the additional staff resulting from the FSB acquisition and a $284,000 increase due to the operation of ACLS. The increase in occupancy and equipment expense was primarily due to the additional locations of First State Bank, additional locations of the Mortgage Company and additional space and equipment needs due to growth. The increase in the non-cash expense resulting from the amortization of intangible assets was due to the goodwill from the FSB acquisition.

            For the nine-month period ended September 30, 2000, total other expenses were $70.4 million compared to $60.4 million for the same time period last year. The increase of $10.1 million or 16.7% is due to a $4.5 million increase in personnel expense, a $1.4 million increase in occupancy and equipment expense and a $2.2 million increase in the amortization expense for intangible assets. The increase in personnel expense is due to a $2.2 million increase in commission expense at the Mortgage Company, a $1.2 million increase due to the acquisition of FSB, a $1.0 million increase due to the added operation of the ACLS, increased personnel costs due to additional staff in the loan origination and administration area, and normal merit pay increases. The increase in commissions, occupancy and equipment expense and amortization expense are the same as those previously discussed.

Provision for Income Taxes

         The provision for income taxes for the three months ended September 30, 2000 was $7.9 million compared to $8.7 million for the quarter ended September 30, 1999. The provision for the third quarter of this year includes miscellaneous tax adjustments as the result of the Company's finalization of its Federal income tax return for 1999. The effective tax rate for the quarter was

36.8%, where the tax rate would have been 38.6% excluding the miscellaneous tax adjustments, compared to 39.2% for the comparable time period last year. In addition to the miscellaneous tax adjustments, the reduction of the effective tax rate was due to various tax planning strategies, primarily as a result of the purchase of BOLI which was purchased in the third quarter of 1999.

         For the nine months ended September 30, 2000, the provision for income taxes was $24.2 million compared to $26.4 million for the same time period one year ago. This resulted in an effective tax rate before the previously mentioned adjustment of 38.7% for the nine months ended September 30, 2000 compared to 40.3% for the nine months ended September 30, 1999. The reduction in the effective tax rate was due to various tax planning strategies, primarily the BOLI which was purchased in the third quarter of 1999.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At September 30, 2000, the total approved loan origination commitments outstanding amounted to $348.6 million. At the same date, the unadvanced portion of construction loans totaled $78.3 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2000 totaled $725.7 million. Investment securities scheduled to mature in one year or less at September 30, 2000 totaled $3.1 million and amortization from investments and loans is projected at $705.5 million over the next 12 months. Based on historical experience, the current pricing strategy and the strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with loan sales and security sales, to meet its current commitments.

Capital

         At September 30, 2000 the Bank had regulatory capital which was well in excess of all regulatory requirements set by the OTS. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):

                              Required Capital           Actual Capital         Excess Capital
                          -------------------------   ----------------------  --------------------
                          Amount     Percent          Amount     Percent      Amount      Percent
                          ---------  ---------        --------   --------     ---------   --------
Tangible capital        $   73,973      1.50%      $  387,456      7.86%    $  313,483      6.36%

Core capital            $  197,310      4.00%      $  388,694      7.88%    $  191,384      3.88%

Risk-based capital      $  201,813      8.00%      $  403,239     15.98%    $  201,426      7.98%


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk continues to be market interest rate volatility due to the potential impact on net interest income and the market value of all interest-earning assets and interest-bearing liabilities resulting from changes in interest rates. The operation of the Company does not subject it to foreign exchange or commodity price risk and the Company does not own any trading assets. The real estate loan portfolio of the Company is concentrated primarily within the New York metropolitan area making it subject to the risks associated with the local economy. Management believes that there have been no material changes in the Company's market risk at September 30, 2000 as compared to December 31, 1999. For a complete discussion of the Company's asset and liability management market risk and interest rate sensitivity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders.

Part II           Other Information

         Item 1   Legal Proceedings
                  -----------------
                  Not Applicable


         Item 2   Changes in Securities and Use of Proceeds
                  -----------------------------------------
                   Not applicable

         Item 3   Defaults Upon Senior Securities]
                  --------------------------------
                  Not applicable

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

                                        STATEN ISLAND BANCORP, INC.



Date:  November 14, 2000       By:     /s/ Harry P. Doherty
       -----------------               -------------------------
                                       Harry P. Doherty, Chairman of the Board
                                       and Chief Executive Officer


Date: November 14, 2000        By:     /s/ Edward Klingele
      -----------------                ----------------------
                                       Edward Klingele, Sr. Vice President
                                       and Chief Financial Officer