Form 10-K
period 2000-12-31
STATEN ISLAND BANCORP INC
filed 2001-04-02
CIK 1042801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to _______________

                          Commission File No.: 1-13503

                           Staten Island Bancorp, Inc.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     13-3958850
  ---------------------------------                 ----------------------
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                 Identification Number)

           15 Beach Street
       Staten Island, New York                               10304
       -----------------------                       ---------------------
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

Based upon the $24.70 closing price of the Registrant's common stock as of March 26, 2001, the aggregate market value of the 28,784,098 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was $711.0 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 26, 2001: 33,692,182.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-K.

                                TABLE OF CONTENTS

              PART I

ITEM 1.       BUSINESS                                                  PAGE NO.

              Description of Business                                       2
              Market Area and Competition                                   4
              Lending Activities                                            5
              Mortgage Banking Activities                                  13
              Asset Quality                                                15
              Securities Activities                                        21
              Sources of Funds                                             25
              Trust Activities                                             28
              Subsidiaries                                                 29
              Employees                                                    29
              Regulation General                                           30
              Regulation of Savings and Loan Holding Companies             30
              Regulation of Federal Savings Banks                          32
              Federal Taxation                                             38
              State and Local Taxation                                     39

              PART II

ITEM 2.       PROPERTIES                                                   40

ITEM 3.       LEGAL PROCEEDINGS                                            41

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          41

ITEM 5.       MARKET OR REGISTRANT'S COMMON EQUITY AND                     41
              RELATED STOCKHOLDER MATTERS

ITEM 6.       SELECTED FINANCIAL DATA                                      41

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      41
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK    41

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  41

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                41
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

              PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           41


ITEM 11.      EXECUTIVE COMPENSATION                                       42

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS              42
              AND MANAGEMENT

ITEM 13.      CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS                42

              PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                 42
              REPORTS ON FORM 8-K

PART I
Item 1.  Business
-----------------

         In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements," as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. The Company's actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company's intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Staten Island Bancorp, Inc.

         Staten Island Bancorp, Inc. (the "Company") is a Delaware corporation organized in July 1997 by SI Bank & Trust (the "Bank" or "SIBT"), formerly Staten Island Savings Bank, for the purpose of becoming a unitary holding company of the Bank. The Bank's conversion from the mutual to stock form and the concurrent offer and sale of the Company's common stock was consummated on December 22, 1997. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP") and the portion of the net conversion proceeds retained by the Company for investments. The business and management of the Company consists primarily of the business and management of the Bank. The Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Company does not intend to employ any persons other than officers of the Bank and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

         The Company's executive office is located at the executive office of the Bank at 15 Beach Street, Staten Island, New York 10304, and its telephone number is (718) 556-6518.

SI Bank & Trust

         The Bank was originally founded as a New York State chartered savings bank in 1864. The Bank maintains a network of 17 full-service branch offices located in Staten Island, New York, two branch offices located in Brooklyn, New York, three limited service branch offices in Staten Island, and 11 full service branch offices in Ocean, Monmouth, Union, and Middlesex counties of New Jersey. The Bank also maintains a lending center and Trust Department on Staten Island along with a commercial lending office in Brooklyn. The Bank is a traditional, full-service, community bank headquartered in Staten Island, New York. SI Bank & Trust is primarily engaged in attracting deposits from the general public and businesses and using those and other available sources of funds to originate loans secured primarily by single-family (one to four units) residences, and to a lesser extent, commercial loans both secured and unsecured.

         The Bank has served the communities and residents of Staten Island for over 135 years and more recently, the borough of Brooklyn and certain counties in the State of New Jersey. As of June 30, 2000 (the latest available data), the Bank had the largest market share of any depository institution in Staten Island with over 30.0% of the total deposits and 23.0% of the total number of branch offices of depository institutions in Staten Island. Historically, the Bank also has been among the leaders in terms of the number and amount of residential mortgage loan originations in Staten Island. SIBT's operating strategy emphasizes customer service and convenience and, in large part, the Bank attributes its commitment to maintaining customer satisfaction for its market share position. The Bank attempts to differentiate itself from its competitors by providing the type of personalized customer service not generally available from larger banks, while offering a greater variety of products and services than is typically available from smaller local depository institutions. The Bank has an experienced management team directing its operations. The Bank's Chairman and Chief Executive Officer and President and Chief Operating Officer have 35 years and 31 years, respectively, of service with the Bank while the other executive officers of the Bank have an average of 13 years of service with SIBT.

         On September 5, 2000 the Bank changed its name to SI Bank & Trust to reflect the expansion into new product lines and new geographic markets which has taken place over the past five years. In 1995, the Bank acquired a $315.0 million commercial bank and became the leading provider of both consumer, commercial and small business services in its primary market area of Staten Island. At the same time, the Bank acquired a branch in Brooklyn and a Trust and Investment Department. Since that acquisition, the Bank has achieved significant growth in its commercial checking and loan business and remains the dominant provider on Staten Island. Geographic expansion into the State of New Jersey occurred in 2000 along with a new branch in Brooklyn. Over the past five years, the Bank has transformed into a full service community bank and the new name accurately defines that. The Bank's name is no longer associated with any one geographic area allowing for expansion outside of Staten Island.

         In recent years, the Bank has facilitated its growth through acquisitions. In 1998, the Bank's wholly-owned subsidiary, SIB Mortgage Corp. (the "Mortgage Company" or "SIBMC") acquired substantially all of the assets of Ivy Mortgage Corp. The Mortgage Company, headquartered in Branchburg, New Jersey, operates under the name Ivy Mortgage in 27 states. The Mortgage Company originates loans and sells them to investors generating fee income for the Company. The Bank also purchases specific adjustable rate loans and higher yielding loans from the Mortgage Company to fill in its portfolio with loan products the Bank requires. The Bank also uses certain Mortgage Company locations to offer its commercial loan products including loans to small businesses. This has reduced the Bank's traditional dependence on the economy of Staten Island and to a larger extent New York City. (See "Subsidiaries")

         In 1999, the Bank formed American Construction Lending Services, Inc., ("ACLS"), as a wholly owned subsidiary, headquartered in Wallingford, Connecticut. In March 2001, the Bank merged ACLS into the Mortgage Company and the former operations of ACLS will be continued as a division of the Mortgage Company. The ACLS division operates as a wholesale lender specializing in single-family residential construction loan products throughout the United States. The construction loans originated by ACLS facilitate the Bank's ability to obtain higher yielding, short-term loans for its balance sheet. The resultant permanent loan is sold using the resources of the Mortgage Company or retained in the Bank's portfolio, if the loan meets the investment needs of the Bank. The ACLS division is expected to enable the Bank to reach a broader customer base by expanding its geographic market area and providing an opportunity to add to the revenue and income base for the Company.

         On January 14, 2000, the Company acquired First State Bancorp, the holding company for First State Bank, Howell, New Jersey. First State Bank was merged with and into the Bank with the branches operating under the name of SI Bank & Trust. The branch system of First State consisted of four branches in Ocean County and two in Monmouth County, New Jersey. In December 2000, the Bank opened a new branch in Jackson, New Jersey and we expect to open another new branch in Ocean County, New Jersey in 2001. Plans for these branches were underway at the time of the acquisition. At the time of the acquisition, First State Bancorp had $374.0 million in assets and $319.0 million in deposits.

         On December 8, 2000 the Company purchased four branches from Unity Bancorp, New Jersey. Three branches are located in Union County and one in Middlesex County of New Jersey, bringing the Bank's branch network in New Jersey to 11. The deposits acquired from Unity were approximately $41.0 million.

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

         SI Bank & Trust's executive office is located at 15 Beach Street, Staten Island, New York 10304, and its telephone number is (718) 556-6518.

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

Lending Activities

         General. At December 31, 2000, the Company's total net loans held for investment amounted to $2.8 billion or 54.34% of the Company's total assets at such date. The Bank's primary emphasis has been, and continues to be, the origination of loans secured by first liens on single-family residences (which includes one-to-four family residences) located primarily in Staten Island and, to a lesser extent, other areas in New York City. At December 31, 2000, $2.2 billion or 77.5% of the Company's net loan portfolio were secured by single family residences of which $839.4 million were located on Staten Island and an additional $666.2 million were located in other areas of New York City.

         In addition to loans secured by single-family residential real estate, the Company's mortgage loan portfolio includes loans secured by commercial real estate, which amounted to $307.4 million or 10.8% of the net loan portfolio at December 31, 2000, construction and land loans, which totaled $153.0 million or 5.4% of the net loan portfolio at December 31, 2000, home equity loans, which totaled $10.7 million or .4% of the net loan portfolio at December 31, 2000, and loans secured by multi-family (over four units) residential properties, which amounted to $49.0 million or 1.7% of the net loan portfolio at December 31, 2000. In addition to mortgage loans, the Company originates various other loans including commercial business loans and consumer loans. At December 31, 2000, the Company's total other loans amounted to $123.5 million or 4.3% of the net loan portfolio.

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

Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                 At December 31,
                             (Dollars in Thousands)


                                                  2000                     1999                      1998
                                                  ----                     ----                      ----
                                                        Percent                  Percent                    Percent
                                           Amount      of Total       Amount    of Total        Amount     of Total
                                           ------      --------       ------    --------        ------     --------
Mortgage Loans:
Single-family residential ...........   $ 2,206,972       77.50%   $ 1,737,913      80.83%   $ 1,187,212      81.48%
Multi-family residential ............        49,034        1.72         42,501       1.98         33,328        2.29
Commercial real estate ..............       307,407       10.80        223,809      10.41        137,720        9.45
Construction and land ...............       152,956        5.37         60,105       2.80         42,420        2.91
Home equity .........................        10,699        0.38          5,390       0.25          6,121        0.42
                                        -----------      ------    -----------     ------    -----------      ------
Total mortgage loans ................     2,727,068       95.77      2,069,718      96.27      1,406,801       96.55

Other loans:
Student loans .......................           333        0.01            657       0.03            940        0.06
Automobile leases (1) ...............            --          --             --         --             --          --
Passbook loans ......................         6,237        0.22          5,357       0.25          5,989        0.41
Commercial business loans ...........        52,980        1.86         33,646       1.56         36,592        2.51
Other consumer loans ................        63,984        2.25         49,395       2.30         24,070        1.65
                                        -----------      ------    -----------     ------    -----------      ------
Total other loans ...................       123,534        4.34         89,055       4.14         67,591        4.63
                                        -----------      ------    -----------     ------    -----------      ------

Total loans receivable ..............     2,850,602      100.10      2,158,773     100.41      1,474,392      101.18

Less: ...............................         5,713        0.20          4,640       0.22          1,194        0.08
Premium (discount) on loans purchased
                                            (14,638)      (0.51)       (14,271)     (0.66)       (16,617)      (1.14)
Allowance for loan losses
Deferred loan costs, (fees) net .....         5,983        0.21            897       0.03         (1,910)      (0.12)
                                        -----------      ------    -----------     ------    -----------      ------
Loans receivable, net ...............   $ 2,847,660      100.00%   $ 2,150,039     100.00%   $ 1,457,059      100.00%
                                        ===========      ======    ===========     ======    ===========      ======

                                              1997                1996
                                              ----                ----
                                                         Percent                     Percent
                                           Amount       of Total      Amount        of Total
                                           ------       --------      ------        --------
Mortgage Loans:
Single-family residential ...........   $   863,694        79.7%    $  743,089         76.76%
Multi-family residential ............        28,218        2.61         26,444          2.73
Commercial real estate ..............       120,084       11.09        115,593         11.94
Construction and land ...............        40,476        3.74         28,779          2.97
Home equity .........................         6,538        0.60          7,464          0.78
                                        -----------       ------    ----------        ------
Total mortgage loans ................     1,059,010       97.80        921,369         95.18

Other loans:
Student loans .......................         4,033        0.37          4,522          0.47
Automobile Leases (1) ...............         --              --        28,249          2.92
Passbook loans ......................         6,929        0.64          5,933          0.61
Commercial business loans ...........        19,559        1.84         14,995          1.55
Other consumer loans ................        13,212        1.22          9,712          1.00
                                        -----------       ------    ----------        ------
Total other loans ...................        43,733        4.07         63,411          6.55
                                        -----------       ------    ----------        ------

Total loans receivable ..............     1,102,743      101.87        984,780        101.73

Less: ...............................          (729)      (0.07)        (3,475)        (0.36)
Premium (discount) on loans purchased
                                            (15,709)      (1.45)        (9,977)        (1.03)
Allowance for loan losses
Deferred loan costs, (fees) net .....        (3,387)      (0.32)        (3,313)        (0.34)
                                        -----------       ------    ----------        ------
Loans receivable, net ...............   $ 1,082,918       100.00%   $  968,015        100.00%
                                        ===========       ======    ==========        ======


(1) Consists of loans secured by assignments of automobile lease payments This schedule does not include $116.2 million of net loans held for sale by SIBMC.

Loan Activity: The following table sets forth the Company's activity in its loan portfolio.


                                                   Year Ended December 31,
                                              2000         1999         1998
                                           ----------   ----------   ----------
                                                  (Dollars in Thousands)
Total loans held at beginning ..........   $2,203,302   $1,550,834   $1,102,743
  of period

Originations of loans:
Mortgage loans:
  Single-family residential ............    1,395,115    1,333,757      508,124
  Multi-family residential .............        9,907       14,372        9,988
  Commercial real estate ...............       70,665      126,561       41,294
  Construction and land ................      147,212       51,051       38,514
  Home equity ..........................        7,359        2,545        2,686
Other loans:
  Student loans ........................          871        1,475        2,205
  Passbook loans .......................        8,873        5,302        5,666
  Commercial business loans ............       62,774       56,625       23,180
  Other consumer loans .................        9,681       15,771       12,197
                                           ----------   ----------   ----------
    Total originations .................    1,712,457    1,607,459      643,854
Purchases of loans: (1)
  Mortgage loans:
    Single-family residential ..........       55,549           --       59,412(2)

    Multi-family residential ...........        3,020           --           --
    Commercial real estate .............       49,358           --           --
    Construction and land ..............       35,155           --           --
    Home equity ........................        3,566           --           --
  Other loans:
    Passbook loans .....................        3,608           --           --
    Commercial business loans ..........        5,235           --           --
    Other consumer loans ...............       12,866       16,088        6,855
                                           ----------   ----------   ----------
      Total purchases ..................      168,357       16,088       66,267
                                           ----------   ----------   ----------
        Total originations and purchases    1,880,814    1,623,547      710,121
                                           ----------   ----------   ----------
Loans sold:
  Mortgage loans:
    Single-family residential ..........      730,506      644,557       57,577
  Other loans:
    Student loans ......................           --           --           --
                                           ----------   ----------   ----------
      Total loans sold .................      730,506      644,557       57,577
Transfers to real estate owned .........          930          325        1,166
Transfers to repossessed assets ........          244           --           --
Charge-offs ............................        1,928        1,260        2,119
Repayments .............................      388,311      324,937      201,168
                                           ----------   ----------   ----------
Net activity in loans ..................      758,895      652,468      448,091
                                           ----------   ----------   ----------

Gross loans held at end of period ......   $2,962,197   $2,203,302   $1,550,834
                                           ==========   ==========   ==========

(1) Includes the following amounts acquired from First State Bank, single family residential $19.5 million, multi-family residential $3.0 million, commercial real estate $49.4 million, construction and land $7.4 million, commercial loans $5.2 million, passbook loans $3.6 million and consumer loans $2.1 million.
(2) Represents loans acquired from Ivy Mortgage Corp.

         The lending activities of SIBT are subject to written underwriting standards and loan origination procedures established by management and approved by the Bank's Board of Directors.

         The Bank's primary source of loan applications for residential mortgages are independent mortgage brokers throughout the tri-state area, a group of whom are authorized to accept and process applications on the Bank's behalf. Applications for mortgages and other loans are also taken at all of the Bank's branch offices. In addition, the Bank's business development officers, loan officers and branch managers call on individuals in the Bank's market area in order to solicit new loan originations as well as other banking relationships. All loan applications are forwarded to the Bank's loan origination center for underwriting and approval. The Bank's employees at the loan origination center supervise the process of obtaining credit reports, appraisals and other documentation involved with a loan. The Bank requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals are performed by an independent appraiser from a list approved by the Bank's Board of Directors. SI Bank & Trust requires that title insurance and hazard insurance be maintained on all collateral properties (except for home equity loans and home secured loans) and that flood insurance be maintained if the property is within a designated flood plain.

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

         A federal savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. However, the Bank maintains a more restrictive limit of loans to any one borrower and related entities of 5% of the Bank's unimpaired capital and surplus, or $19.9 million at December 31, 2000. As of December 31, 2000, the Bank's largest concentration of loans to any one borrower and related entities (excluding intra-company loans) was $17.5 million and the loans were performing in accordance with their terms.

         Single-Family   Residential.   Substantially   all  of  the   Company's
single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). Approximately 38% of the Company's single-family residential mortgage loans retained in the portfolio are secured by properties located in Staten Island and an additional 30% are secured by properties in other areas of New York City. As of December 31, 2000, $2.2 billion, or 77.5%, of the Company's net loans consisted of single-family residential mortgage loans. The Bank originated $635.0 million of single-family residential mortgage loans during the year ended December 31, 2000 and $714.7 million and $433.5 million in 1999 and 1998, respectively. In addition SIBMC originated $760.1 million and $708.5 million of single-family residential mortgage loans during the years ended December 31, 2000 and 1999, respectively.

         During the year 2000, the Bank sold $230.0 million of single family residential loans, primarily fixed rates, to maintain and improve the Bank's level of interest rate risk. To a lesser extent, the sales were used as a source of funds for the origination of higher yielding adjustable rate loans. The Bank anticipates that a significant portion of its future new loan originations will continue to be single-family residential mortgage loans and that its fixed rate loan originations will be sold into the secondary market rather than being held in portfolio. During the years ended December 31, 2000 and 1999, SIBMC sold to investors single-family residential loans totaling $503.1 million and $642.9 million, respectively. Also during those years $221.3 million and $91.0 million of loans originated by SIBMC were retained for the Company's loan portfolio.

         The Bank's residential mortgage loans have either fixed-rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 10 to 30 years and are fully amortizing with monthly or bi-weekly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), and other investors in the secondary market for mortgages. At December 31, 2000, $1.1 billion, or 51.6%, of the Bank's single-family residential mortgage loans were fixed-rate loans. Substantially all of the Bank's single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

         The adjustable-rate single-family residential mortgage ("ARM") loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index such as one-, three- or five-year U.S. Treasury obligations adjusted to a constant maturity ("CMT"), plus a stipulated margin. In addition, the Bank offers an ARM with a fixed-rate for the first ten years which adjusts on an annual basis thereafter. At December 31, 2000, the Bank's five-year and ten-year ARM loans amounted to $622.1 million and $244.5 million, respectively. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% to 5% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap is generally 5% or 6% above the initial rate. The Bank may offer ARM loans with initial rates which are below the fully indexed rate. Such loans generally are underwritten based on the fully indexed rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2000, $1.1 million or 48.4% of the Bank's single-family residential mortgage loans were adjustable-rate loans compared to $565.7 million or 32.6% at December 31, 1999.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates increase, the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally, are less than the risks associated with holding fixed-rate loans in a rising interest rate environment.

         The volume and types of ARMs originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds. Accordingly, although the Bank will continue to offer single-family ARMs, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of single-family ARMs to increase or maintain the proportion that these loans bear to total loans. The Bank supplements its origination efforts with respect to ARMS by purchasing ARM loans from SIBMC. During 2000, the Bank purchased $146.9 million of ARM loans from SIBMC. SIBMC also held $74.4 million of ARM loans in its portfolio.

         The Bank's single-family residential mortgage loans generally do not exceed $750,000. In addition, the maximum loan-to-value ("LTV") ratio for the Bank's single-family residential mortgage loans, generally, is 95% of the appraised value of the secured property, provided, however, that private mortgage insurance is obtained on the portion of the principal amount that exceeds 80% of the appraised value. Loans purchased by the Bank from SIBMC are underwritten on substantially similar terms as loans originated directly by the Bank.

         At December 31, 2000, the Company's home equity loans amounted to $10.7 million or 0.4% of the Company's net loans. The Bank offers floating rate home equity lines of credit. Home equity loans, like single-family residential mortgage loans, are secured by the underlying equity in the borrower's residence. However, the Bank generally obtains a second mortgage position to secure home equity loans. The Bank's home equity loans generally require LTV ratios of 80% or less after taking into consideration any first mortgage loan.

         Commercial Real Estate Loans and Multi-Family Residential Loans. At December 31, 2000, the Company's commercial real estate loans and multi-family residential mortgage loans amounted to $307.4 million and $49.0 million, respectively, or 10.8% and 1.7%, respectively, of the Bank's net loan portfolio. Commercial real estate and multi-family residential real estate loans often have adjustable interest rates, shorter terms to maturity and higher yields than the Bank's single-family residential real estate loans. Because of such factors, in recent years the Bank has increased its efforts in originating commercial real estate loans and multi-family residential loans.

         The Bank's commercial real estate loans generally are secured by small office buildings, retail and industrial use buildings, strip shopping centers and other commercial uses located in the Bank's market area. The Bank's commercial real estate loans seldom exceed $1.5 million and as of December 31, 2000, the average size of the Bank's commercial real estate loans was $435,000. The Bank originated $70.7 million of commercial real estate loans during the year ended December 31, 2000 compared to $126.6 million and $41.3 million of commercial real estate loan originations in 1999 and 1998, respectively .

         The Bank's multi-family residential real estate loans are concentrated in Brooklyn and, to a lesser extent, Staten Island. The Bank originated $9.9 million of multi-family residential real estate loans during the year ended December 31, 2000 compared to $14.4 million and $10.0 million of originations in 1999 and 1998, respectively. The Bank generally has not been a substantial originator of multi-family residential real estate loans due to, among other factors, the relatively limited amount of apartment and other multi-family properties in Staten Island.

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

         As of December 31, 2000, $3.0 million or 1.0% of the Bank's commercial real estate loans and $340,000 or 0.7% of its multi-family residential real estate loans were non-accrual loans.

         Construction and Land Loans. The Company originates and services a majority of its construction and land loans through the ACLS division of SIBMC. To a lesser extent the Bank also originates construction and land loans. The construction loans originated are primarily residential construction loans to real estate builders and, to a lesser extent, residential construction loans to individuals who have a contract with a builder for the construction of their residence. ACLS will also originate construction loans for multi-family projects and non-residential property. While the terms of the construction and land loans offered by the Bank and the ACLS division are substantially similar, the Bank restricts its lending to the New York metropolitan area while the

ACLS division has a presence in six states. At December 31, 2000, the construction and land loan portfolio amounted to $153.0 million or 5.4% of the Company's net loan portfolio of which $88.8 million consisted of residential construction loans, $5.6 million of multi-family construction loans, $19.4 million of non-residential construction loans and $39.4 million of land loans. In addition, at such date the Company had $98.0 million of undisbursed funds for construction loans in process. The Bank and ACLS disbursed $147.2 million of construction and land loans during the year ended December 31, 2000 compared to $51.1 million and $38.5 million of construction loans in 1999 and 1998, respectively. In the future, the Company's construction lending efforts are expected to expand and be enhanced by the operation of the ACLS Division as an originator of construction loans in a number of states. At December 31, 2000 the outstanding principal balance of loans in the ACLS loan portfolio was $95.8 million.

         The Company's construction loans generally have floating rates of interest for a term of up to two years. Construction loans to builders are typically made with a maximum loan to value ratio of 75%. The Company's construction loans to builders are made on either a pre-sold or speculative (unsold) basis. However, the Company generally limits the number of unsold homes under construction to its builders, with the amount dependent on the reputation of the builder, the present outstanding obligations of the builder, the location of the property and prior sales of homes in the development and the surrounding area. The Company generally limits the number of construction loans for speculative units to two to four model homes per project.

         Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by independent appraisers approved by the Board of Directors. The Company's staff also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections of the project based on a percentage of completion. The Company requires monthly interest payments during the construction term.

         The Company originates land loans to developers for the purpose of holding or developing the land (i.e., roads, sewer and water) for sale. Such loans are secured by a lien on the property, are generally limited to 70% of the appraised value of the secured property and are typically made for a period of up to two years with a floating interest rate based on the prime rate. The Company requires monthly interest payments during the term of the land loan. The principal of the loan is reduced as lots are sold and released. In addition, the Bank generally obtains personal guarantees from its borrowers and originates such loans to developers with whom it has established relationships.

         Construction and land lending generally is considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders.
Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are secured by unsold homes and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences.

         The Company has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction and land lending to primarily residential properties. In addition, the Company has adopted strict underwriting guidelines and other requirements for loans which are believed to involve higher elements of credit risk. It is also the Company's policy to obtain personal guarantees from the principals of its corporate borrowers on its construction and land loans.

         Other Loans. The Company offers a variety of other or non-mortgage loans through the Bank. Such other loans, which include commercial business loans, passbook loans, student loans, overdraft loans, manufactured home loans and a variety of other personal loans, amounted to $123.5 million or 4.3% of the Bank's net loan portfolio at December 31, 2000.

         At December 31, 2000, the Bank's commercial business loans amounted to $53.0 million or 1.9% of the Company's net loan portfolio. The Bank's commercial business loans have a term of up to five years and may have either fixed-rates of interest or, to a lesser extent, floating rates tied to the prime rate. The Bank's commercial business loans are made to small to medium sized businesses within the Bank's market area. A substantial portion of the Bank's small business loans are unsecured with the remainder generally secured by perfected security interests in accounts receivable and inventory or other corporate assets. The Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. In addition, the Bank may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor's home or the business property. In such cases, the loan, while underwritten to commercial business loan standards, is reported as a single-family or commercial real estate mortgage loan, as the case may be. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

         The Bank's commercial business loans include discounted loans, which amounted to $5.5 million or 0.2% of the Bank's loans at December 31, 2000. The Bank's discounted loans, which are made primarily to local businesses, are designed to provide an interim source of financing and require no payment of principal or interest until the due date of the loan, which may be up to one year but generally is 60 or 90 days from the date of origination. While the borrower is contractually obligated to repay the entire face amount of the loan at maturity, the Bank advances only a portion of the face amount with the difference constituting the interest component. In addition to personal guarantees, discounted loans may also be secured by perfected security interests in receivables and or certain other assets of the Company. However, due to the lack of an amortization schedule and, in certain cases, the absence of perfected security interests, discounted loans generally may be deemed to involve a greater risk of loss than single-family residential mortgage loans.

         At December 31, 2000, included in total other consumer loans was $29.5 million of loans primarily secured by manufactured housing. This represents 1.0% of the Bank's net loan portfolio. The Bank currently purchases these loans after a review of the loan documentation and underwriting, which is prepared by the company originating the loan. The majority of the loans are secured by manufactured housing and are located in the northeastern section of the country. The Bank services the loan and is assisted by the originating company in the collection process.

         The balance of the Bank's other loans consists of loans secured by savings accounts, loans on overdraft accounts, home improvement loans, student loans and various other personal loans.

         Mortgage Banking Activities. On November 20, 1998, the Bank's wholly owned subsidiary, SIB Mortgage Corp., acquired substantially all of the residential mortgage production operations and certain other assets and liabilities of Ivy Mortgage Corp. SIBMC conducts business as a licensed mortgage banker in 27 states under the name "Ivy Mortgage." SIBMC's primary business is to originate and sell residential mortgage loans on a servicing released basis to the secondary market. The primary source of loans originated by SIBMC is a network of approximately 100 retail commissioned loan officers who solicit business through realtors, financial planners, insurance agents and other referral sources. To a lesser extent SIBMC also derives applications from third-party sources, such as mortgage brokers, and from the Internet. Loan applications are generally processed on a de-centralized basis in SIBMC's network of 54 offices. SIBMC's primary method of credit underwriting the loans is to electronically submit the necessary data to the major mortgage agencies' (FHLMC or FNMA) automated underwriting facilities. SIBMC also has underwriters in all of its regions who manually underwrite loans that are not eligible for Agency submission, in which case, loans are originated for re-sale to individual investors in the secondary market. All credit decisions are based on the individual investors' underwriting guidelines. In most instances SIBMC is delegated to make underwriting decisions for its private investors either directly or through automated intelligence. Generally, all properties securing loans must be appraised by a licensed appraiser on SIBMC's approved list. Credit reports, flood zone certifications and real estate tax certifications are required on all loans. SIBMC also requires title insurance, hazard insurance and flood insurance when a loan is determined to be in a flood zone. SIBMC's underwriters are authorized to approve loans based on the individual investors delegated authority. All limits also are subject to the Bank's limitations and SIBMC is subject to the same limitations as the Bank for loans to one borrower.

         During the year ended December 31, 2000, SIBMC originated a total of $760.1 million of mortgage loans, of which $74.4 million were held in SIBMC's portfolio at December 31, 2000. During the year ended December 31, 1999, SIBMC originated a total of $708.5 million of residential mortgage loans of which $50,000 were held in SIBMC's portfolio. The Bank purchased $146.9 million of residential mortgage loans from SIBMC during the year ended December 31, 2000. The loans held in portfolio and purchased by the Bank are primarily higher yielding ARM loans to supplement the Bank's origination of ARM loans in its efforts to manage interest rate risk. SIBMC originates primarily conventional single-family residential mortgage loans and, to a lesser extent, FHA-insured single-family residential mortgage loans.

         The Bank has provided SIBMC with a $325.0 million line of credit to finance its loan originations. At December 31, 2000, $194.4 million was outstanding on such line of credit. In addition, the Bank also has extended a $15.0 million working capital line of credit to SIBMC for day-to-day operating expenses, of which $10.5 million was drawn as of December 31, 2000. Interest paid by SIBMC on such loans is eliminated upon consolidation in the Company's financial statements.

         SIBMC originates loans which conform to the underwriting standards for purchase by the FHLMC and FNMA ("conforming loans") as well as non-conforming loans. Non-conforming loans generally consist of loans which, primarily because of size or other underwriting technicalities which may be cured through seasoning, do not satisfy the guidelines for resale to FNMA or FHLMC and other private secondary market investors at the time of origination. Management believes that these loans are essentially of the same credit quality as conforming loans. During the year ended December 31, 2000, non-conforming conventional loans represented approximately 20% of SIBMC's total volume of mortgage loans originated.

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

         Typically, when a mortgage loan is originated, the borrower pays an origination fee. These fees could be up to 3.0 % of the principal amount of the mortgage loan, and are payable at the closing of such loan. SIBMC receives these fees on mortgage loans originated through its retail branches. SIBMC may charge additional fees depending upon market conditions and regulatory considerations as well as SIBMC's objectives concerning mortgage loan origination volume and pricing. SIBMC incurs certain costs in originating mortgage loans, including overhead, out-of-pocket costs and in some cases, where the mortgage loans are subject to a purchase commitment from private investors, related commitment fees. The volume and type of mortgage loans and of commitments made by investors vary with competitive and economic fluctuations in revenues from mortgage loan originations. Generally accepted accounting principles ("GAAP") require that general operating expenses incurred in originating mortgage loans be charged to income using the interest method, until the repayment or sale of the related mortgage loans. Loans originated by SIBMC generally are sold in approximately 45 days. Revenues from SIBMC's loan sales are recorded as other income in the Company's consolidated financial statements. SIBMC was profitable for the third and fourth quarter of 2000 and the Company expects that it will continue to be profitable in 2001.

         When SIBMC sells loans, it assumes limited recourse for first payment defaults, fraud and non-compliance with its investors' underwriting guidelines. The first payment default recourse is generally limited to a loan that goes into foreclosure where the delinquency occurred within the first 90 days after a loan is sold to an investor. The recourse obligation for fraud and non-compliance to underwriting standards is generally for the life of the loan. During 2000, SIBMC recognized no losses due to such recourse arrangements.

         Loan Origination Costs and Fees. In addition to interest earned on loans, the Bank receives loan origination fees or "points" on a portion of the loans it originates. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. Loan costs, which are deferred, are primarily the direct costs to originate a loan and fees paid to brokers.

         In accordance with SFAS No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Bank's loan origination fees and certain related direct loan origination costs and fees are offset, and the resulting net amount is deferred and amortized as an adjustment to interest income over the contractual life, adjusted for prepayments, of the related loans resulting in an adjustment to the yield of such loans. For loans that are sold by the Bank, the unamortized portion of the deferred fees and costs is an adjustment to the gain or loss on the sale. At December 31, 2000, the Bank had $6.0 million of such deferred loan costs, net.

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

         Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be doubtful and the value of the collateral is not sufficient to satisfy all interest, principal and potential costs due on the loan. Prior to 1998, the Bank's policy was to cease accruing interest on any loan which was 90 days or more past due as to principal or interest. Commencing in 1998, management reviews individual secured loans to determine their accrual status when they approach 90 days past due. When a loan is placed on non-accrual status, previously accrued unpaid interest is deducted from interest income. At December 31, 2000, the Bank had $9.8 million of loans in non-accrual status compared to $12.5 million as of December 31, 1999 and $16.2 million as of December 31, 1998.

         Real estate acquired by the Bank as a result of foreclosure or deed-in-lieu of foreclosure is classified as real estate owned until sold. These foreclosed assets are considered held for sale and are carried at the lower of fair value minus the estimated costs to sell the property. After the date of acquisition, all costs incurred in maintaining the property are capitalized up to the extent of their net realizable value. The Bank performs ongoing inspections of the properties and adjusts the carrying value as needed. The Bank attempts to sell all properties through brokers and through its own personnel. At December 31, 2000, the Bank had $893,000 in these properties compared to $887,000 as of December 31, 1999.

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2000, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                          December 31, 2000
                                           ------------------------------------------------------------------------------------
                                                30-59 Days                     60-89 Days               90 Days or More (1)
                                           --------------------         -------------------------     -------------------------
                                                      Percent                           Percent                       Percent
                                                      of Loan                           of Loan                       of Loan
                                            Amount    Category           Amount         Category       Amount         Category
                                            ------    --------           ------         --------       ------         --------
                                                                         (Dollars in Thousands)
Mortgage loans:
  Residential:
    Single-family                           $8,864        0.40%          $2,264             0.10%       $5,919          0.27%
    Multi-family                                18        0.04               --             0.00            --          0.00
  Commercial real estate                     1,734        0.56            1,277             0.42           165          0.05
  Construction and land                        424        0.28              623             0.41           184          0.12
  Home equity                                  536        5.01               12             0.11            53          0.50
                                           -------        ----           ------             ----        ------          ----
    Total                                   11,576        0.42            4,176             0.15         6,321          0.23
                                           -------        ----           ------             ----        ------          ----

Other loans:
  Commercial business loans                  2,129        4.02              282             0.53           127          0.24
  Other consumer loans                       2,454        3.48              683             0.97           620          0.88
                                           -------        ----           ------             ----        ------          ----
     Total other loans                       4,583        3.71              965             0.78           747          0.60
                                           -------        ----           ------             ----        ------          ----

     Total loans                           $16,159        0.57%          $5,141             0.18%       $7,068          0.25%
                                           =======                       ======                         ======

(1) Still accruing interest.

         Loans Past Due 90 Days or More and Still Accruing And Non-Accruing Assets. The following table sets forth information with respect to, non-accruing loans, and other real estate owned and loans past due 90 days or more and still accruing.

                                                              At December 31,
                                                              --------------
                                          2000         1999         1998         1997         1996
                                        -------      -------      -------      -------      -------
                                                          (Dollars in Thousands)
Non-Accruing Assets
    Mortgage loans:
        Single-family residential .     $ 3,335      $ 2,899      $ 7,067      $ 9,395      $10,417
        Multi-family residential ..         340           --          131          319          322
        Commercial real estate ....       2,979        5,568        6,534        8,436       11,102
        Construction and land .....         524        1,793        1,761        1,131           --
        Home equity ...............           5          106          212          545          644
    Other loans:
        Automobile leases .........          --           --           --           --           15
        Commercial business loans .       1,482        1,783          346          835          106
        Other consumer loans ......       1,111          325          181          570          144
                                        -------      -------      -------      -------      -------

        Total non-accrual loans ...       9,776       12,474       16,232       21,231       22,750
    Other real estate owned, net ..         893          887          849          618        1,103
                                        -------      -------      -------      -------      -------
        Total non-accruing assets .     $10,669      $13,361      $17,081      $21,849      $23,853

Loans past due 90 days or more
        and still accruing ........       7,068        6,886        7,422           --           --
                                        -------      -------      -------      -------      -------
Non-accuring assets and loans past
    and due 90 days or more and
    still accruing ................     $17,737      $20,247      $24,503      $21,849      $23,853
                                        =======      =======      =======      =======      =======

Non-accruing assets to total loans         0.37%        0.62%        1.16%        1.98%        2.42%
Non-accruing assets to total assets        0.20%        0.30%        0.45%        0.82%        1.34%
Non-accruing loans to total loans .        0.34%        0.58%        1.10%        1.93%        2.31%
Non-accruing loans to total assets         0.19%        0.28%        0.43%        0.80%        1.28%

         Non-accrual loans and other real estate owned at December 31, 2000 totaled $10.7 million, down from $13.4 million at December 31, 1999 and $17.1 million at December 31, 1998.

         The interest income that would have been recorded during the year ended December 31, 2000 if all of the Bank's non-accrual loans at the end of such period had been current in accordance with their terms during such period was $728,000. The actual amount of interest recorded as income (on a cash basis) on such loans during 2000 amounted to $109,000.

         Classified and Criticized Assets. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high probability of loss. An asset classified as a loss is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. Another category designated as "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At December 31, 2000, the Bank had an aggregate of $26.0 million of classified assets of which $16.2 million were classified substandard, $9.4 million of assets which were deemed special mention and $327,000 of assets which were classified doubtful.

         Allowance for Loan Losses. The level of the allowance for loan losses is based on management's continuing review of the adequacy of the allowance. Such evaluation is based on the composition of the loan portfolio and its inherent risk characteristics, the level of chargeoffs, both current and historic, local and national economic conditions including the direction of real estate values, current levels of delinquent and non-accruing loans, and the current trends in regulatory supervision. At December 31, 2000, the Bank's allowance for loan losses amounted to $14.6 million or 149.7% and 0.51% of the Bank's non-accrual loans and total loans receivable, respectively.

         As a result of the changing mix of loan origination, management deemed it prudent to provide a $652,000 provision for the allowance for loan losses in 2000 compared to a $1.8 million benefit for the loan loss reserve for the year ending December 31, 1999.

         Allowance for Loan Losses. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                          2000             1999               1998          1997             1996
                                                        -------          -------            -------        ------          -------

Allowance at beginning of period                        $14,271          $16,617            $15,709        $9,977          $10,704
Provisions (Benefit)                                        652            1,843              1,594         6,003            1,000
Increase as a result of acquisition                         847               --                 96            --               --
  Charge-offs:
    Mortgage loans:
      Single-family residential                             120              148                358           501            1,590
      Multi-family residential                               --               --                 31           100               --

     Commercial real estate                                 134              474                344           210              376
     Construction and land                                    6               --                 --            --               --
     Other loans                                          1,926            1,043              1,386           507              729
                                                          -----            -----              -----           ---              ---
      Total charge-offs                                   2,186            1,665              2,119         1,318            2,695
  Recoveries:
   Mortgage loans:
     Single-family residential                               19              456                267           533              408
     Commercial real estate                                  27               34                210           251              413
     Construction and land                                   --               --                  3            10               --
    Other loans                                           1,008              672                857           253              147
                                                        -------          -------            -------        ------          -------
      Total recoveries                                    1,054            1,162              1,337         1,047              968
                                                        -------          -------            -------        ------          -------
Allowance at end of period                              $14,638          $14,271            $16,617       $15,709           $9,977
                                                        =======          =======            =======       =======           ======

Allowance for loan losses to total
    non-accruing loans at end of  period                 149.73 %         114.40 %           102.37  %      73.69 %         43.85%
                                                        =======          =======            =======       =======           ======

Allowance for loan losses to total
     loans at end of period                               0.51%            0.66%              1.07%         1.42%            1.02%
                                                        =======          =======            =======       =======           ======


         The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.



                       2000                    1999                    1998                     1997                    1996
                       ----                    ----                    ----                     ----                    ----
                          Percent of              Percent of              Percent of              Percent of             Percent
                          Loan in                 Loan in                 Loan in                 Loan in                Loan in
                          Category to             Category to             Category to             Category to            Category to
                Amount    Total Loans   Amount    Total Loans    Amount   Total Loans    Amount   Total Loans   Amount   Total Loans
                ------    -----------   ------    -----------    ------   -----------    ------   -----------   ------   -----------
                                                               (Dollars in Thousands)
Residential     $ 2,686       79.60%    $ 5,890      83.88%     $ 5,562      84.89%     $ 5,853      82.97%    $ 3,192      80.27%
 Commercial       9,237       18.03       5,579      12.39        7,721      11.74        6,696      14.83       5,842      14.91
Other loans       2,715        2.48       2,802       4.10        3,334       4.40        3,160       4.04         943       6.55
                -------      ------     -------     ------      -------     ------      -------     ------     -------     ------
      Total     $14,638      100.11%    $14,271     100.37%     $16,617     101.03%     $15,709     101.84%    $ 9,977     101.73%
                =======      ======     =======     ======      =======     ======      =======     ======     =======     ======



         The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the Bank's level of allowance for loan losses will be sufficient to absorb future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from those conditions used by management to determine the current level of the allowance for loan losses. In addition, the OTS, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. Such agency may require the Bank to make adjustments to the loan loss reserve based upon their own judgements which could differ from those of management.

Securities Activities

         General. As of December 31, 2000, the Company had securities totaling $1.9 billion or 36.0% of the Company's total assets at such date. The unrealized depreciation on the Company's securities available for sale amounted to $2.9 million, net of income taxes. The securities investment policy of the Bank and Company, which has been established by the Board of Directors, is designed, among other things, to assist the Bank in its asset/liability management policies. The investment policy emphasizes principal preservation, favorable returns on investments, maintaining liquidity within designated guidelines, minimizing credit risk and maintaining flexibility. The current securities investment policies permit investments in various types of assets including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of mortgage-backed and mortgage-related securities, commercial paper, certificates of deposit, equities and federal funds sold to financial institutions approved by the Board of Directors.

         The parent Company's securities portfolio, on a non-consolidated basis, as of December 31, 2000 was $118.8 million, consisting of equity investments and certain corporate bonds which are not permitted investments for a federally chartered thrift.

         At December 31, 2000, all of the Company's securities were classified as available for sale. Such classification as available for sale provides the Company with the flexibility to sell securities if deemed appropriate in response to, among other factors, changes in interest rates. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable income taxes.

         In the year ended December 31, 2000, the Company recognized a net loss on securities transactions of $569,000 compared to a net loss on securities transactions of $5.5 million in 1999 and a net gain on securities transactions of $524,000 in 1998. The net loss on securities transactions in 1999 included a $9.0 million writedown of two corporate bonds which management determined to be permanently impaired due to the deterioration of the financial condition of the issuer of those bonds.

         The investment policy of the Company and the Bank provides management with the authority to sell securities provided, among other things, any losses on such sales do not exceed $750,000, in which event prior approval of the Board of Directors is required. Generally, management will enter into such securities sales only if it believes that it can replace the securities sold with newly purchased securities that, due to their higher yield, will offset the losses within a twelve month period.

      The following table sets forth the activity in the Bank's aggregate securities portfolio during the periods indicated.

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                2000                  1999                 1998
                                                             -----------           ----------           ----------
                                                                             (Dollars In Thousands)
Securities at beginning of period.......                      $1,963,954           $2,029,041          $ 1,350,466
Purchases:
  U.S. government and agencies..........                         219,313              121,954               19,819
  State and municipals                                             1,515                   --                   --
  Agency mortgage-backed securities.....                          65,589              153,489              351,465
  Agency CMOs...........................                          10,981               66,637              199,852
  Private CMOs..........................                              16               38,130              374,353
  Other debt securities.................                          45,180               44,497              239,128
  Marketable equity securities..........                          39,038               92,408              119,768
                                                             -----------           ----------           ----------
    Total purchases.....................                         381,632              517,115            1,304,385
Sales:
  U.S. government and agencies..........                         198,212                   --                   --
  State and municipals                                                --                   --                   --
  Agency mortgage-backed securities.....                          26,075                   --                2,772
  Agency CMOs                                                        645                   --                   --
  Private CMOs..........................                              --                   --                   --
  Other debt securities.................                          39,797               23,681               88,168
  Marketable equity securities..........                          45,493               52,576               18,284
                                                             -----------           ----------           ----------
    Total sales.........................                         310,222               76,257              109,224
Repayments and prepayments:
  U.S. government and agencies..........                           8,100               33,050               49,943
  State and municipals..................                             140                   --                   --
  Agency mortgage-backed securities.....                         139,847              240,177              263,362
  Agency CMOs...........................                          35,805               46,949              134,220
  Private CMOs..........................                          24,592               69,754               72,082
  Other debt securities.................                             103                   --                   --
  Marketable equity securities..........                              --                   --                   60
                                                             -----------           ----------           ----------
  Total repayments and prepayments......                         208,587              389,930              519,667
Accretion of discount and (amortization
  of premium)...........................                           1,227             (10,497)              (2,392)
Write-down for permanently impaired  securities                       --              (9,069)                   --
Unrealized gains or (losses) on
  available-for-sale securities.........                          60,942             (96,449)                5,473
Securities at end of period                                  $ 1,888,946           $1,963,954           $2,029,041
                                                             ===========           ==========           ==========

         Mortgage-Backed and Mortgage-Related Securities. The Company purchases mortgage backed securities and mortgage related securities in order to generate positive interest rate spreads with minimal administrative expense, lower its credit risk as a result of guarantees provided by FNMA, FHLMC, and GNMA, increase the liquidity of the Company and utilize these securities as collateral for borrowing. The Company has primarily invested in mortgage backed and mortgage related securities issued or sponsored by private issuers, GNMA, FNMA and FHLMC. At December 31, 2000, the Company's securities included $1.3 billion or 25.7% of total assets of mortgage backed and mortgage related securities. At such date, 18.6% of the mortgage backed and mortgage related securities were adjustable rate and 81.4% were fixed rate. The portfolio of mortgage backed and mortgage related securities had a weighted average yield of 6.72% and a duration of 4.72 years as of December 31, 2000.

         The portfolio of mortgage backed and mortgage related securities consisted of $717.2 million or 13.7% of total assets of mortgage backed securities and $632.0 million or 12.0% of assets of CMOs at December 31, 2000. The mortgage backed securities were issued or guaranteed by GNMA, FHLMC or FNMA and $221.3 million of the CMOs were issued or guaranteed by FHLMC and GNMA and $410.7 million were privately issued.

 U.S. Government and Agency Obligations

         At December 31, 2000, the Company's U.S. Government securities portfolio totaled $4.4 million with a weighted average maturity of 0.8 years. The U.S. Government agency securities portfolio, consisting of callable securities, totaled $173.7 million with a weighted average maturity of 6.0 years and a weighted average life of 0.7 years to the call date.

Other Securities

         At December 31, 2000, the Company's other securities consisted primarily of $143.3 million in corporate bonds, $12.9 million in asset backed bonds, $1.4 million in municipal bonds and $250,000 in foreign bonds. The corporate bonds consist of longer term financial institution bonds of which $54.1 million have adjustable rates using the three month LIBOR as the index and $89.2 million have fixed-rates for longer terms. The weighted average maturity of the corporate bond portfolio is 21.3 years.

         The following table sets forth certain information regarding the contractual maturities of the Bank's U.S. Government Agency obligations and other securities (all of which were classified as available for sale) at December 31, 2000.

                                                                   At December 31, 2000
                                                                   --------------------
                                    Maturing     Weighted    Maturing    Weighted   Maturing    Weighted   Maturing     Weighted
                                    Under 1       Average       1-5       Average    6-10        Average    Over 10      Average
                                      Year          Yield       Years      Yield     Years        Yield     Years         Yield
                                      ----        -----       -----       -----     -----        -----     -----         -----
(Dollars in Thousands)
U.S. Government and
  federal  agency  obligations.    $  3,250          7.12%    $ 70,480     6.20%   $  105,775      6.48%   $       --        --%
 Other securities .............          66          3.34       36,320     5.18        18,860      7.11       125,058      8.69
                                   --------                   --------             ----------              ----------
                                   $  3,316                   $106,800             $  124,635              $  125,058
                                   ========                   ========             ==========              ==========

Equity Securities

         At December 31, 2000, the Company's investment in equity securities was $203.7 million, consisting of $62.9 million of preferred stock, $24.5 million of common stock, $80.6 million of FHLB stock and $35.7 million of mutual funds. All equity investments are classified as available for sale.

Sources of Funds

         General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank also utilizes borrowings, primarily FHLB advances and reverse repurchase agreements, to fund its operations when needed.

         Deposits. The Bank offers a variety of deposit accounts which have a range of interest rates and terms. At December 31, 2000, the Bank's deposit accounts consisted of savings (including club accounts), NOW accounts, checking accounts, money market accounts and certificates of deposit (including brokered
CDs). The Bank also offers certificates of deposit accounts with balances in excess of $100,000 at preferential rates (jumbo certificates) and also Individual Retirement Accounts ("IRA") and other qualified plan accounts. While jumbo certificate of deposit accounts are accepted by the Bank at preferential rates, the Bank does not solicit such deposits outside of its market area as such deposits are more difficult to retain than core deposits. Historically, the Bank has not used brokers to obtain deposits, however, in 2000 the Bank did utilize nationally recognized retail brokerage firms to obtain deposits. Dependent on market conditions, the Bank will continue to use such brokered deposits primarily to fund asset growth and in its effort to manage interest rate risk.

         At December 31, 2000, the Bank's deposits totaled $2.3 billion, of which 82.9% were interest bearing deposits at such date. Core deposits (savings accounts, non-interest bearing commercial and retail demand deposits, money market accounts and NOW accounts) were $1.4 billion or 59.6% and certificates of deposit were $947.6 million or 40.4% of total deposits. Included in the Bank's certificates of deposit were $74.9 million of brokered deposits at December 31, 2000. Although the Bank has a significant portion of its deposits in core deposits, management monitors the activity in these accounts and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of these deposits. The Bank is not limited with respect to the rates it may offer on deposit products.

         The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank's deposits are primarily obtained from the areas in which its branch offices are located. The Bank relies primarily on competitive pricing of its deposit products, customer service and long standing relationships with customers to attract and retain deposits. The Bank also utilizes traditional marketing methods including radio and print media and direct mail programs to attract new customers and deposits.

         In addition, the Bank's business development officers have actively solicited, through individual meetings and other contacts, deposit accounts, particularly commercial accounts. To attract and retain commercial deposit accounts, the Bank offers a complete line of commercial account products and services. The Bank's lending officers and branch managers have increased their efforts to solicit new deposits from the Bank's loan customers and other residents and businesses in their market area.

         While total deposits held by banks on Staten Island (the Bank's primary market area) have declined over the past few years, the Bank has continued to be the largest depository institution by maintaining over 30% of the market share on Staten Island.

         For the  year  ended  December  31,  2000,  deposits,  before  interest credited, increased $456.6 million of which $368.4 million was from acquisitions, compared with an increase of $42.1 million in 1999. Inclusive of interest credited, deposits increased $525.0 million in 2000 and $91.2 million in 1999.

         The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                                    Year Ended December 31,
                                                                    -----------------------

                                                              2000             1999          1998
                                                            ----------     ----------     ----------
                                                                    (Dollars In Thousands)
 Beginning balance ....................................     $1,820,233     $1,729,060     $1,623,652
Net increase (decrease)
excluding acquired deposits ...........................         88,146         42,065         54,763
Acquired deposits .....................................        368,438
Interest credited .....................................         68,396         49,108         50,645
Net increase in deposits ..............................        524,980         91,173        105,408
                                                            ----------     ----------     ----------

Ending balance ........................................     $2,345,213     $1,820,233     $1,729,060
                                                            ==========     ==========     ==========

         The following table sets forth, by various interest rate categories, the certificates of deposit with the Bank at the dates indicated.

                                                                      At December 31,
                                                                      ---------------

                                                         2000               1999                1998
                                                         ----               ----                ----

                       Interest Rate Paid                           (Dollars in Thousands)

0.00% to 2.99%..........................                 $   --             $  343            $  4,343
3.00% to 3.99%..........................                    292              1,912               3,516
4.00% to 4.99%..........................                216,385            406,285             253,301
5.00% to 6.99%..........................                694,684            162,666             273,931
7.00% to 8.99%..........................                 36,223              1,837               2,063
                                                      ---------          ---------           ---------
    Total...............................              $ 947,584          $ 573,043           $ 537,154
                                                      =========          =========           =========

                                       29

Weighted Average Rate

         The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit at December 31, 2000.

                                     Over Six        Over One        Over Two
                                      Months           Year            Years
                         Six          Through         Through         Through          Over
                       Months           One             Two            Three          Three
                      And Less          Year           Years           Years           Years
                      --------          ----           -----           -----           -----
                                               (Dollars In Thousands)
3.00% to 3.99%        $    290        $      2        $     --        $     --        $     --
4.00% to 4.99%         157,353          39,915          14,787           1,522           2,808
5.00% to 6.99%         285,766         254,406         103,021          19,670          31,821
7.00% to 8.99%          24,928             135           1,710             824           8,626
                      --------        --------        --------        --------        --------
         Total        $468,337        $294,458        $119,518        $ 22,016        $ 43,255
                      ========        ========        ========        ========        ========


         As  of  December  31,  2000,   the  aggregate   amount  of  outstanding
certificates of deposit in amounts greater than or equal to $100,000 was approximately $226.9 million. The following table presents the maturity of these certificates of deposit at such date.

                                                            December 31, 2000
                                                            -----------------
                                                          (Dollars in Thousands)

3 months or less......................................         $  86,168
Over 3 months through 6 months........................            39,372
Over 6 months through 12 months.......................            68,225
Over 12 months........................................            33,137
                                                               ---------
                                                               $ 226,902
                                                               =========

         The following table sets forth the average dollar amount of deposits in the various types of deposit accounts offered by the Bank at the dates indicated.

                                                Year to Date Average as of December 31,
                                                ---------------------------------------
                                     2000                       1999                       1998
                                     ----                       ----                       ----
                         Year to Date    Weighted    Year to Date    Weighted   Year to Date     Weighted
                            Average       Average       Average       Average      Average       Average
                            Balance         Rate        Balance         Rate       Balance         Rate
                            -------         ----        -------         ----       -------         ----
                                                        (Dollars in Thousands)
Savings accounts .............     $  793,908        2.45%     $  752,131         2.49%   $  780,536        2.68%
Certificates of  deposits.....        827,504        5.41         556,635         4.76       528,686        5.08

Money market accounts.........        129,002        3.20          87,983         2.96        79,832        2.94
NOW accounts .................         90,085        2.03          77,088         2.01        38,486        1.98

Demand deposits ..............        382,814          --         321,414           --       230,297          --
                                   ----------        ----      ----------         ----    ----------        ----
     Total ...................     $2,223,313        3.16%     $1,795,251         2.75%   $1,657,837        3.07%
                                   ==========        ====      ==========         ====    ==========        ====


         Borrowings. The Bank's primary source of borrowing consists of advances from the FHLB secured by the Bank's residential loan portfolio and reverse repurchase agreements entered into with the FHLB and nationally recognized securities brokerage firms. At December 31, 2000, the Bank had total borrowings of $2.2 billion of which $1.3 billion were FHLB advances and $893.0 million were reverse repurchase agreements. In the years 1998 and 1999, the Bank used borrowings to fund investments at acceptable spreads to leverage its balance sheet. In the year 2000, borrowings were primarily used to fund the acquisition of First State Bank and certain higher yielding loan originations when the need for funds exceeded the amount of funds provided by deposit gathering activities. The Bank intends to reduce its utilization of borrowings in the year 2001 and to emphasize more traditional funding sources such as deposit growth, especially in its new markets.

         The following table sets forth information with respect to the Company's borrowings at and during the periods indicated.

                                        At or For the Year Ended December 31,
                                        -------------------------------------

                                    2000                 1999                 1998
                                    ----                 ----                 ----
                                               (Dollars in Thousands)
Maximum balance                  $2,249,963          $ 2,049,372         $ 1,349,477
Average balance                  $2,147,718          $ 1,673,755         $   664,822
Year end balance                 $2,241,011          $ 2,049,372         $ 1,344,477
Weighted
average
interest rate:
   At end of year                     6.28%                5.65%               5.24%
   During the year                    6.19%                5.35%               5.58%


         Trust Activities. The Bank also provides a full range of trust and investment services, and acts as executor or administrator of estates and as trustee for various types of trusts. Trust and investment services are offered through the Bank's Trust Department which was acquired in 1995. Fiduciary and investment services are provided primarily to persons and entities located in Staten Island, New York. Services offered include fiduciary services for trusts and estates, money management, custodial services and pension and employee benefits consulting. As of December 31, 2000, the Trust Department maintained approximately 334 trust/fiduciary accounts with an aggregate value of $216.4 million.

         The accounts maintained by the Trust/Investment Services Division consist of "managed" and "non-managed" accounts. "Managed" accounts are those for which the Bank has responsibility for administration and investment management and/or investment advice. "Non-managed" accounts are those accounts for which the Bank merely acts as a custodian. The Company receives fees depending upon the level and type of service provided. The Trust Department administers various trust accounts (revocable, irrevocable, charitable trusts, and trusts under wills), agency accounts (various investment fund products), estate accounts and employee benefit plan accounts (assorted plans and IRA accounts). Two trust officers and related staff are assigned to the Trust Department. The administration of trust and fiduciary accounts are monitored by the Trust

Committee of the Board of Directors of SI Bank & Trust

Subsidiaries

         SIB Mortgage Corp., doing business as Ivy Morytgage (SIBMC) is a wholly-owned subsidiary of the Bank incorporated in the State of New Jersey in 1998. SIBMC was formed to purchase substantially all of the assets of Ivy Mortgage Corp. SIBMC currently originates loans in 27 states and had assets totaling $212.1 million at December 31, 2000.

         Staten Island Funding Corporation (SIFC) is a wholly-owned subsidiary of SIBIC incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust ("REIT"). The Bank transferred real estate mortgage loans totaling $648.0 million, net. In return, the Bank received all the shares of common stock and preferred stock in SIFC. The assets of SIFC totaled $655.6 million at December 31, 2000.

         SIB Investment Corporation (SIBIC) is a wholly-owned subsidiary of the Bank that was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at December 31, 2000 were $858.9 million.

         SIB Financial Services Corporation (SIBFSC) is a wholly owned subsidiary of the Bank incorporated in the State of New York in 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of SBLI USA Mutual Insurance Company, Inc. SIBFSC has assets of $369,000 as of December 31, 2000.

         Employees. The Bank had 1,056 full-time employees and 160 part-time employees at December 31, 2000. None of these employees are represented by a collective bargaining agent and the Bank believes that it enjoys good relations with its personnel.

                                   REGULATION
General

         The Bank is a federally chartered and insured savings bank subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings associations, and the FDIC, as the administrator of the Bank Insurance Fund ("BIF").

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

         Holding Company Activities. The Company operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company which applied to become or was a unitary savings and loan holding company prior to May 4, 1999 and its non-savings association subsidiaries.

         Under the enacted Gramm-Leach-Bliley Act of 1999 (the "GLBA"), companies which applied to the OTS after May 4, 1999 to become unitary savings and loan holding companies are restricted to engaging in those activities traditionally permitted to multiple savings and loan holding companies. Under the GLBA, no company may acquire control of a savings and loan holding company after May 4, 1999 unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

         If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, as discussed under "Regulation of Federal Savings Banks - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

         The GLBA also imposed new financial privacy obligations and reporting requirements on all financial institutions. The privacy regulations require, among other things, that financial institutions establish privacy policies and disclose such policies to its customers at the commencement of a customer relationship and annually thereafter. In addition, financial institutions are required to permit customers to opt out of the financial institution's disclosure of the customer's financial information to non-affiliated third parties. Such regulations become mandatory as of July 1, 2001.

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

         In general, Sections 23A and 23B, and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

         Federal Home Loan Banks. The Bank is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a central credit facility. The Bank is required to own capital stock in an FHLB in an amount equal to the greater of: 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, or 5% of its FHLB advances (borrowings). The current investment in FHLB stock is based on 5% of the Bank's borrowings outstanding from the FHLB.

         Liquid Assets. Under OTS regulations, for each calendar month, a savings bank is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar month. This liquidity requirement, which is currently at 4.0%, may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets equal to not less than 1.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank maintains liquid assets in compliance with these regulations. These requirements have been terminated by the OTS effective in 2001.

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

         The Bank's tangible capital ratio was 7.53%, its core capital ratio was 7.54% and its total risk-based capital ratio was 15.10% at December 31, 2000.

         The OTS and the FDIC generally are authorized to take enforcement action against a savings association that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, an association that fails to meet its capital requirements is prohibited from paying any dividends.

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

         At December 31, 2000, the Bank was in the "well-capitalized" category for purposes of the above regulations and as such is not subject to any of the above mentioned restrictions.

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



         Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operation. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness consideration).

         Currently, the QTL test under HOLA regulations requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB; and direct or indirect obligations of the FDIC. In addition, small business loans, credit card loans, student loans and loans for personal, family and household purposes are allowed to be included without limitation as qualified investments. The following assets, among others, also may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets.

         At December 31, 2000, under the expanded QTL test, approximately 89.5% of the Bank's portfolio assets were qualified thrift investments.

         OTS regulations also permit a savings association to qualify as a QTL by qualifying under the Code as a "domestic building and loan association." The Bank is a domestic building and loan association as defined in the Code.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Bank paid $446,000 in insurance deposit premiums during 2000.

         Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

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

                                    TAXATION

Federal Taxation

         General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank. The Bank's federal income tax returns have been audited or closed without audit by the IRS through 1996.

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

         Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific chargeoff method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2000 is approximately $3.6 million. The Bank began to recapture the reserve in 1998.

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

         At December 31, 2000 the Bank's total federal pre-1988 reserve was approximately $11.7 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 2000, the Bank had no net operating loss carryforwards for federal income tax purposes.

         Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State and Local Taxation

         New York State and New York City Taxation. The Company and the Bank report income on a combined calendar year basis to both New York State and New York City. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3.00% of "alternative entire net income" allocable to New York State
(c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods and rates.

         A temporary Metropolitan Transportation Business Tax Surcharge on Banking corporations doing business in the Metropolitan District has been applied since 1982. The Bank transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 2000, the surcharge rate is 17% of the State franchise tax liability.

         Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax, to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000. The Delaware tax for 2000 was $150,000. The Mortgage Company and the Construction Lending Company are subject to taxes for the additional states that they operate in.

PART II

Item 2. Properties
------------------

         The executive offices of the Company and the Bank are located in an owned facility in Staten Island, New York. In addition, the Bank operates five administrative offices located on Staten Island, three of which are owned and one lending office located in Brooklyn, New York which is leased. The Bank has 30 full service branch offices and three limited service branch offices. The branch facilities, of which 14 are leased and 19 owned, are located in Staten Island, New York (20), Brooklyn, New York (2) and New Jersey (11). The final lease expiration date for its properties is 2015.

         In addition, the Bank maintains 52 automated teller machines ("ATMs") all of which are in Bank facilities.

         SIBMC conducts it's business from it's executive and administrative office in Branchburg, New Jersey and 54 retail loan origination offices in 27 states, all of which are leased with the final lease expiration date in 2005.

         ACLS conducts it's business from it's executive and administrative office in Wallingford, Connecticut and two retail loan origination offices all of which are leased with the final expiration date in 2005.

         SIBIC conducts its business from its executive office located in Middletown, New Jersey which is leased with an expiration date in 2001.

Item 3.  Legal Proceedings.
---------------------------

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

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         The information required herein to stockholders, to the extent applicable, is incorporated by reference from page 35 and 36 of the Company's 2000 Annual Report to Stockholders for the year ended December 31, 2000 ("2000 Annual Report")

Item 6.  Selected Financial Data.
--------------------------------

         The information required herein is incorporated by reference from page 9 of the 2000 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

         The information required herein is incorporated by reference from pages 10 to 18 of the 2000 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.
--------------------------------------------------------------------

         The information required herein is incorporated by reference from pages 10 to 12 of the 2000 Annual Report.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

         The information required herein is incorporated by reference from pages 19 to 35 of the 2000 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not applicable.


PART III.

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

         The information required herein is incorporated by reference from pages 3 to 6 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on May 10, 2001. ("Definitive Proxy Statement").

Item 11.  Executive Compensation.
---------------------------------

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

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

         The information required herein is incorporated by reference from pages 14 and 15 of the Definitive Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

         (a)  Documents Filed as Part of this Report
              --------------------------------------

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13.0):
                  Report of Independent Auditors
                  Consolidated Statements of Condition as of December 31,
                    2000 and 1999.
                  Consolidated Statements of Income for the Years Ended December
                     31, 2000, 1999 and 1998.
                  Consolidated Statements of Changes in Shareholders' Equity for
                     the Years Ended December 31, 2000, 1999 and 1998.
                  Consolidated  Statements  of Cash  Flows for the  Years  ended
                     December 31, 2000, 1999 and 1998.
                  Notes to Consolidated Financial Statements.

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

                                 Exhibit Index
                                 -------------

 3.1*             Certificate of Incorporation of Staten Island Bancorp, Inc.
 3.2*             Bylaws of Staten Island Bancorp, Inc.
 4.0*             Specimen Stock Certificate of Staten Island Bancorp, Inc.
10.1*             Form of  Employment  Agreement  among Staten  Island  Bancorp,
                  Inc.,   Staten  Island  Savings  Bank  and  certain  executive
                  officers.
10.2*             Form of Employment  Agreement  between Staten Island  Bancorp,
                  Inc.and each of Harry P. Doherty and James R. Coyle.
10.3*             Form of Employment  Agreement  between  Staten Island  Savings
                  Bank and each of Harry P. Doherty and James R. Coyle.
10.4**            Amended and Restated 1998 Stock Option Plan
10.5**            Amended and Restated 1998  Recognition  and Retention Plan and
                  Trust Agreement
10.6***           Deferred Compensation Plan
10.7              Employment Agreement between the Bank and Ira Hoberman.
13.0              2000 Annual Report to Stockholders
21.0              Subsidiaries of the Registrant - Reference is made to "Item 2.
                  "Business" for the required information
23.0              Consent of Arthur Andersen, LLP

(*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-32113) filed by the Company with the SEC.
(**) Incorporated herein by reference from the Company's definitive proxy statement dated March 29, 2001.
(***) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         (b)      Reports on Form 8-K
                  -------------------

                      On December 15, 2000, the Company filed a Current Report on Form 8-K, dated as of December 8, 2000, indicating, pursuant to Item 5, that the Company had acquired four branch offices and approximately $41.0 million of deposits from Unity Bank. A press release regarding such transaction was included as an exhibit to such Current Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  STATEN ISLAND BANCORP, INC.

                                  By:    /s/Harry P. Doherty
                                         -------------------
                                         Harry P. Doherty
                                         Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Name                                  Title                                       Date
       ----                                  -----                                       ----

/s/ Harry P. Doherty                Chairman and Chief Executive                    March 30, 2001
---------------------------         Officer
Harry P. Doherty


/s/ James R. Coyle                  Director, President and Chief                   March 30, 2001
---------------------------         Operating Officer
James R. Coyle


/s/ Edward J. Klingele              Senior Vice President and Chief                 March 30, 2001
--------------------------          Financial Officer (principal
Edward J. Klingele                  financial and accounting officer)



/s/ Harold Banks                    Director                                         March 30, 2001
--------------------------
Harold Banks



/s/ Charles J. Bartels              Director                                         March 30, 2001
--------------------------
Charles J. Bartels


/s/ William G. Horn                 Director                                         March 30, 2001
--------------------------
William G. Horn


/s/ Dennis P. Kelleher              Director                                         March 30, 2001
--------------------------
Dennis P. Kelleher



/s/ Julius Mehrberg                 Director                                         March 30, 2001
--------------------------
Julius Mehrberg


/s/ John R. Morris                  Director                                         March 30, 2001
--------------------------
John R. Morris


/s/Kenneth W. Nelson                Director                                         March 30, 2001
---------------------------
Kenneth W. Nelson


/s/ William E. O'Mara               Director                                         March 30, 2001
--------------------------
William E. O'Mara
