Form 10-Q
period 2001-03-31
STATEN ISLAND BANCORP INC
filed 2001-05-15
CIK 1042801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Transition period from __________ to __________

                         Commission File Number 1-13503


                           Staten Island Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                   13-3958850
---------------------------------------------          -----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
                  or organization)                       Identification Number)


                 15 Beach Street
               Staten Island, New York                                10304
--------------------------------------------                        -----------
      (Address of principal executive office)                       (Zip Code)


                                 (718) 556-6518
                               ------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 33,240,287 shares of Common Stock outstanding as of May 11, 2001.


                          STATEN ISLAND BANCORP, INC. AND SUBSIDIARIES

Table of Contents                                                                            PAGE
-----------------                                                                            ----

Part 1               Financial Information

         Item 1       Financial Statements

                       Unaudited Statements of Condition                                       1
                      (As of March 31, 2001 and December 31, 2000)

                       Unaudited Statements of Income                                          2
                      (For three months ended March 31, 2001 and 2000)

                       Unaudited Statement of Changes in Stockholders' Equity                  3
                      (For three months ended March 31, 2001)
                       Unaudited Statements of Cash Flows                                      4
                      (For the three months ended March 31, 2001 and 2000)

                       Notes to Unaudited Consolidated Financial Statements                    5

         Item 2        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                   12

         Item 3        Quantitative and Qualitative Disclosures About Market Risk              18


Part II    Other Information

         Item 1        Legal Proceedings                                                       19
                       -----------------

         Item 2        Changes in Securities and Use of Proceeds                               19
                       -----------------------------------------
         Item 3        Defaults Upon Senior Securities                                         19
                       -------------------------------

         Item 4        Submission of Matters to a Vote of Security Holders                     19
                       ---------------------------------------------------

         Item 5        Other Information                                                       19
                       -----------------

         Item 6        Exhibits and Reports on Form 8-K                                        19
                       --------------------------------

                       Signatures                                                              20



                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                             March 31, 2001    December 31, 2000
                                                             --------------    -----------------
                                                                       (000's omitted)
ASSETS                                                                   unaudited
ASSETS:
Cash and due from banks ...............................      $   100,813       $    92,103
Federal funds sold ....................................               --            12,000
Securities available for sale .........................        1,791,199         1,888,946
Loans, net ............................................        2,924,850         2,847,660
Loans held for sale, net ..............................          378,317           116,163
Accrued interest receivable ...........................           28,307            30,905
Bank premises and equipment, net ......................           31,843            31,883
Intangible assets, net ................................           60,786            62,447
Other assets ..........................................          163,253           158,757
                                                             -----------       -----------
Total assets ..........................................      $ 5,479,368       $ 5,240,864
                                                             ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Due Depositors-
Savings ...............................................      $   786,821       $   760,238
Certificates of deposit ...............................          998,855           947,584
Money market ..........................................          161,086           142,394
NOW accounts ..........................................           97,756            94,699
Demand deposits .......................................          452,374           400,298
                                                             -----------       -----------
Total deposits ........................................        2,496,892         2,345,213
Borrowed funds ........................................        2,329,789         2,241,011
Advances from borrowers for taxes and insurance .......           16,071            11,534
Accrued interest and other liabilities ................           66,024            57,574
                                                             -----------       -----------
Total liabilities .....................................        4,908,776         4,655,332
                                                             -----------       -----------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share, 100,000,000
shares authorized, 45,130,312 issued and 33,692,187
outstanding at March 31,2001 and 45,130,312 issued and
34,920,945 outstanding at December 31, 2000                          451               451
Additional paid-in-capital ............................          538,407           537,744
Retained earnings-substantially restricted ............          300,167           291,345
Unallocated common stock held by ESOP .................          (32,275)          (32,962)
Unearned common stock held by RRP .....................          (19,584)          (19,784)
Treasury stock (11,438,125 shares at March 31, 2001
and 10,209,325 at December 31, 2000), at cost .........         (216,996)         (188,321)
                                                             -----------       -----------
                                                                 570,170           588,473
Accumulated other comprehensive income, net of taxes ..              422            (2,941)
                                                             -----------       -----------
Total stockholders' equity ............................          570,592           585,532
                                                             -----------       -----------
Total liabilities and stockholders' equity ............      $ 5,479,368       $ 5,240,864
                                                             ===========       ===========

                  STATEN ISLAND BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                             For the Three Months Ended March 31,
                                                             -----------------------------------
                                                                 2001                 2000
                                                             -----------------------------------
                                                                       (000's omitted)
                                                                          unaudited
Interest Income:
Loans ..................................................      $     59,449        $     44,126
Securities, available for sale .........................            30,850              36,820
Federal funds sold .....................................               379                 460
                                                              ------------        ------------
   Total interest income ...............................            90,678              81,406
                                                              ------------        ------------

Interest Expense:
Savings and escrow .....................................             4,361               4,933
Certificates of deposits ...............................            13,930               9,073
Money market and NOW ...................................             1,747               1,384
Borrowed funds .........................................            34,801              30,314
                                                              ------------        ------------
   Total interest expense ..............................            54,839              45,704
                                                              ------------        ------------
   Net interest income .................................            35,839              35,702
Provision for Loan Losses ..............................               600                  18

                                                              ------------        ------------
     Net interest income after provision for loan losses            35,239              35,684

Other Income (Loss):
Service and fee income .................................             4,890               4,079
Loan fees and gains ....................................            11,642               4,309
Securities transactions ................................                (6)               (224)
                                                              ------------        ------------
                                                                    16,526               8,164

Other Expenses:
Personnel ..............................................            12,747              11,233
Commissions ............................................             4,898               1,841
Occupancy and equipment ................................             3,188               2,377
Amortization of intangible assets ......................             1,387               1,217
Data processing ........................................             1,539               1,148
Marketing ..............................................               673                 480
Professional fees ......................................               608                 568
Other ..................................................             4,520               3,494
                                                              ------------        ------------
   Total other expenses ................................            29,560              22,358
                                                              ------------        ------------
   Income before provision for income taxes ............            22,205              21,490

Provision for Income Taxes .............................             8,209               8,327
                                                              ------------        ------------
Net Income .............................................      $     13,996        $     13,163
                                                              ============        ============


Earnings (Loss) Per Share:
Basic ..................................................      $       0.45        $       0.38
Diluted ................................................      $       0.45        $       0.38

Weighted Average:
Common Shares ..........................................        45,130,312          45,130,312
Less: Unallocated ESOP/RRP Shares ......................         2,928,776           3,179,824
Less: Treasury Shares ..................................        10,910,164           6,976,562
                                                              ------------        ------------
                                                                31,291,372          34,973,926
                                                              ============        ============

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                                                     Unallocated
                                                       Additional       Common       Unearned
                                          Common        Paid-In          Stock          RRP        Treasury    Comprehensive
                                           Stock        Capital      Held by ESOP     Shares         Stock        Income
                                        --------------------------------------------------------------------------------------
                                                                                                            unaudited
Balance January 1, 2001..............    $ 451          $ 537,744      $ (32,962)    $ (19,784)   $ (188,321)

Change in unrealized
appreciation (depreciation)
on securities, net of tax............                                                                                3,363

Allocation of 57,226 ESOP shares.....                         654            687

Vesting of 11,000 RRP shares.........                           9                          200

Treasury stock (1,228,800) at cost...                                                                (28,675)

Net Income...........................                                                                               13,996
                                                                                                                 ---------
                                                                                                                    17,359

Dividends paid.......................

                                        --------------------------------------------------------------------------------------
Balance March 31, 2001...............    $ 451          $ 538,407      $ (32,275)    $ (19,584)   $ (216,996)
                                        ======================================================================================


                                                         Accumulated
                                                           Other
                                          Retained     Comprehensive
                                           Income          Income        Total
                                        ------------------------------------------

Balance January 1, 2001..............     $ 291,345         $ (2,941)  $ 585,532

Change in unrealized
appreciation (depreciation)
on securities, net of tax............                          3,363       3,363

Allocation of 57,226 ESOP shares.....                                      1,341

Vesting of 11,000 RRP shares.........                                        209

Treasury stock (1,228,800) at cost...                                    (28,675)

Net Income...........................        13,996                       13,996



Dividends paid.......................        (5,174)                      (5,174)

                                        --------------------------------------------
Balance March 31, 2001...............     $ 300,167            $ 422   $ 570,592
                                        ============================================

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001, 2000

                                                                 2001                2000
                                                                ------              ------
                                                                    (000's omitted)
                                                                       unaudited
Cash Flows From Operating Activities:
Net Income                                                     $ 13,996           $ 13,163
Adjustments to reconcile net income to net cash
 provided by operating activities----
Depreciation and amortization                                       951                690
Amortization of bond and mortgage premiums                            8               (648)
Amortization of intangible assets                                 1,387              1,217
Loss (Gain) on sale of available for sale securities                  6                223
Other noncash income                                             (3,543)            (3,360)
Expense charge relating to allocation and earned
portions of employee benefit plan                                 2,391              2,061
Provision for possible loan losses                                  600                 18
Decrease in deferred loan fees                                      (81)            (1,003)
Decrease in accrued interest receivable                           2,598              2,649
Increase in other assets                                         (8,667)            (2,820)
Increase in accrued interest and other liabilities                7,369              7,898
Decrease in deferred income taxes                                 1,939              1,042
Recoveries of loans                                                 256                102
                                                            -------------------------------
Net cash provided by operating activities                        19,210             21,232
                                                            -------------------------------

Cash Flows From Investing Activities:
Maturities of available for sale securities                     101,681             44,221
Sales of available for sale securities                          113,018            107,730
Purchases of available for sale securities                     (110,022)           (15,283)
Principal collected on loans                                    295,012             22,521
Loans made to customers                                        (712,981)          (272,408)
Purchases of loans                                             (140,091)            (3,030)
Sales of loans                                                  220,521             85,690
Capital expenditures                                               (783)            (1,603)
Acquisition of FSB, net of cash acquired                              0            (46,688)
                                                            -------------------------------
Net cash used in investing activities                          (233,645)           (78,850)
                                                            -------------------------------

Cash Flows From Financing Activities:
Net increase in deposit accounts                                156,216             31,209
Borrowings                                                       88,778             31,137
Dividends paid                                                   (5,174)            (4,644)
Purchase of Treasury Stock                                      (28,675)           (22,817)
Net cash provided by financing activities                       211,145             34,885
Net decrease in cash and cash equivalents                        (3,290)           (22,733)

Cash and equivalents, beginning of year                         104,103            101,398
                                                            -------------------------------
Cash and equivalents, end of period                           $ 100,813           $ 78,665
                                                            ==============================

Supplemental Disclosures Of Cash Flow Information:
Cash paid for-
Interest                                                       $ 55,435           $ 44,832
Income taxes                                                    $ 3,889            $ 3,788

Acquisition of FSB
Fair value of assets acquired                                        --          $ 370,579
Fair value of liabilities acquired                                   --          $ 331,280

                           STATEN ISLAND BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Information

 .              Summary of Significant Accounting Policies

               The accounting and reporting policies of Staten Island Bancorp, Inc. (the "Company") and subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry.

Basis of Financial Statement Presentation

               The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SI Bank & Trust (the "Bank"), and the Bank's subsidiaries. The Bank's wholly owned subsidiaries are SIB Mortgage Corp. (the "Mortgage Company"), SIB Investment Corporation ("SIBIC"), Staten Island Funding Corporation ("SIFC") and SIB Financial Services Corporation ("SIBFSC"). All significant intercompany transactions and balances are eliminated in consolidation.

               The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three-month period ending March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report and Form 10-K.

               In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

Business

               Staten Island Bancorp, Inc. is the holding company for SI Bank & Trust. The Bank, which is a traditional full service community oriented bank, operates seventeen full service branches, one supermarket branch and three limited service branches on Staten Island, two full service branches in Brooklyn, five full service branches in Ocean County, New Jersey and two full service branches in Monmouth County, New Jersey, three full service branches in Union County, New Jersey and one full service branch in Middlesex County, New Jersey. The Bank also has a lending center and a Trust Department on Staten Island. Commercial lending offices are also located in Bay Ridge, Brooklyn and the Howell, New Jersey branch.

               The Mortgage Company does business as Ivy Mortgage and is headquartered in Branchburg, New Jersey. The Mortgage Company originates loans in 27 states and sells them to investors generating fee income for the Bank. The Bank retains for its own portfolio certain adjustable rate mortgage loans ("ARMS") originated by the Mortgage Company in order to supplement the ARMS originated directly by the Bank in its efforts to manage interest rate risk.

               American Construction Lending Services (ACLS), which operates as a division of the Mortgage Company, originates short-term, generally six months to one year, construction loans primarily to individuals for their own residences. ACLS operates throughout the United States and the Bank will provide permanent loans for construction loans originated by ACLS for certain properties located in the New York City metropolitan area.

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

               The Bank has the following wholly owned subsidiaries:

               The Mortgage Company was incorporated in the State of New Jersey in 1998. The Mortgage Company was formed to purchase substantially all of the assets of Ivy Mortgage Corp. The Mortgage Company currently originates loans in 27 states and had assets totaling $657.9 million at March 31, 2001 and originated $528.6 million of loans during the three months ended March 31, 2001. The Mortgage Company currently holds $118.0 million of residential loans in it's own portfolio for investment and the Bank has retained $182.6 million in higher yielding residential ARMS.

               SIFC is a wholly owned subsidiary of SIBIC, incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust ("REIT"). The Bank transferred real estate mortgage loans totaling $648.0 million, net, which included certain other associated assets and liabilities. In return the Bank received all the shares of common stock and the majority of the preferred stock in SIFC. The assets of SIFC totaled $667.5 million at March 31, 2001.

               SIBIC was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at March 31, 2001 were $876.3 million.

               SIBFSC was incorporated in the State of New York in January 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI USA Mutual Life Insurance Co. The assets of SIBFSC were $482,000 as of March 31, 2001.


New Accounting Pronouncements

               In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS NO. 137, "Accounting For Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133," which amended the effective date of SFAS No. 133. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. Effective January 1, 2001 the Company adopted SFAS Nos. 133 and 137 and it did not have a material effect on the Company's fiancial statements.

Securities - Available for Sale. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities of the Company at March 31, 2001 and December 31,2000.



                                                               March 31, 2001                  December 31, 2000
Bonds - Available For Sale                                ---------------------------      --------------------------
--------------------------                                  Amortized        Fair          Amortized         Fair
                                                              Cost           Value           Cost            Value
                                                          -----------      ----------      ---------       ----------
                                                                 (000's omitted)                (000's omitted)
U.S. Treasuries .....................................      $    3,075      $    3,146      $    4,340      $    4,393
Govt. Sponsored Agencies ............................         128,142         128,963         174,011         173,693
Industrial and Finance ..............................         158,320         146,814         170,230         157,647
Foreign .............................................             250             250             250             250
                                                           ----------      ----------      ----------      ----------
Total Debt Securities ...............................         289,787         279,173         348,831         335,983
                                                           ----------      ----------      ----------      ----------

G.N.M.A. - M.B.S ....................................          13,469          13,931          14,264          14,632
F.H.L.M.C. - M.B.S ..................................         330,451         332,480         317,450         319,482
F.N.M.A. - M.B.S ....................................         351,953         355,810         380,578         383,114
Agency C.M.O.s ......................................         214,510         215,368         223,224         221,267
Privately Issued C.M.O.s ............................         404,322         407,699         412,374         410,752
                                                           ----------      ----------      ----------      ----------
Total Mortgage-Backed and Mortgage Related Securities       1,314,705       1,325,288       1,347,890       1,349,247
                                                           ----------      ----------      ----------      ----------

                                                           ----------      ----------      ----------      ----------
 Total Bonds - Available For Sale ...................       1,604,492       1,604,461       1,696,721       1,685,230
                                                           ----------      ----------      ----------      ----------


Equity Securities
-----------------                                           Amortized          Fair         Amortized        Fair
                                                              Cost            Value            Cost          Value
                                                           ----------      ----------      ----------      ----------
Preferred Stock .....................................          52,213          46,985          69,913          62,888
Common Stock ........................................         104,318         107,937          98,632         105,084
IIMF Capital Appreciation Fund ......................          29,364          31,816          29,337          35,744
                                                           ----------      ----------      ----------      ----------
Total Equity Securities .............................         185,895         186,738         197,882         203,716
                                                           ----------      ----------      ----------      ----------

                                                           ----------      ----------      ----------      ----------
Total Investments ...................................      $1,790,387      $1,791,199      $1,894,603      $1,888,946
                                                           ==========      ==========      ==========      ==========

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loans at the dates indicated.

                                        March 31, 2001       December 31, 2000
                                       -----------------   --------------------
                                                (Dollars in Thousands)
Mortgage loans:
Single-family residential..............     $ 2,232,336         $ 2,206,972
Multi-family residential...............          48,570              49,034
Commercial real estate.................         304,743             307,407
Construction and land..................         205,892             152,956
Home equity............................          11,200              10,699
                                       -----------------   -----------------
Total mortgage loans...................       2,802,741           2,727,068

Other loans:
Student loans..........................             486                 333
Passbook loans.........................           6,073               6,237
Commercial business loans..............          55,417              52,980
Other consumer loans...................          63,350              63,984
                                       -----------------   -----------------
Total other loans......................         125,326             123,534

                                       -----------------   -----------------
Total loans receivable.................       2,928,067           2,850,602

Premium (discount) on loans purchased..           5,581               5,713
Allowance for loan losses..............         (14,701)            (14,638)
Deferred loan costs (fees).............           5,903               5,983
                                       -----------------   -----------------
Loans receivable, net..................     $ 2,924,850         $ 2,847,660
                                       =================   =================

Delinquent Loans: The following table sets forth information concerning delinquent loans at March 31, 2001 on which the Company is accruing interest and as a percentage of each category of the Company's loan portfolio. The amount presented represents the total outstanding principal balance of related loans, rather than the actual payment amounts which are past due.

                                                                         March 31, 2001
                                  ----------------------------------------------------------------------------------------

                                         30-59 Days                     60-89 Days                  90 Days or More
                                  ------------------------       ------------------------     ----------------------------
                                           Percent of Loan                Percent of Loan                  Percent of Loan
                                  Amount      Category           Amount      Category          Amount          Category
                                  ------    -----------          ------    ------------       --------         ----------
                                                                 (Dollars in Thousands)
Mortgage loans:
Single-family residential        $17,275       0.77%             $ 5,875       0.26%           $ 7,070           0.32%
Multi-family residential              --       0.00%                  --       0.00%                --           0.00%
Commercial real estate ..          2,270       0.74%                 270       0.09%                51           0.02%
Construction and land ...          2,876       1.40%               1,260       0.61%                68           0.03%
Home equity .............            615       5.49%                  29       0.26%                18           0.16%
                                 -------       ----              -------       ----            -------           ----
Total mortgage loans ....         23,036       0.82%               7,434       0.27%             7,207           0.26%

 Other loans:
Commercial business loans          2,637       4.76%                 690       1.25%                86           0.16%
Other loans .............          2,170       3.10%                 810       1.16%               390           0.56%
                                 -------       ----              -------       ----            -------           ----
Total other loans .......          4,807       3.84%               1,500       1.20%               476           0.38%
                                 -------       ----              -------       ----            -------           ----
Total loans .............         27,843       0.95%               8,934       0.31%             7,683           0.26%
                                 =======       ====              =======       ====            =======           ====

Loans Past Due 90 Days or More and Still Accruing And Non-Accruing Assets. The following table sets forth information with respect to non-accruing loans, other real estate owned, repossessed assets, and loans past due 90 days or more and still accruing.



                                                          March 31, 2001    December 31, 2000
                                                          --------------   ------------------
                                                                    (000's omitted)
Non-Accruing Assets
 Mortgage loans:
Single-family residential .........................        $    4,903         $    3,335
Multi-family residential ..........................                65                340
Commercial real estate ............................             2,688              2,979
Construction and land .............................             1,305                524
Home equity .......................................                43                  5
 Other loans:
Commercial business loans .........................               721              1,482
Other consumer loans ..............................             1,179              1,111
                                                           ----------         ----------

Total non-accrual loans ...........................            10,904              9,776
Other real estate owned and repossessed assets, net             1,123                893
                                                           ----------         ----------
Total non-accruing assets .........................            12,027             10,669

Loans past due 90 days or more and still accruing .             7,683              7,068
Non-accruing assets and loans past due 90 days
                                                           ----------         ----------
or more and still accruing ........................        $   19,710         $   17,737
                                                           ==========         ==========


Non-accruing assets to total loans ................              0.41%              0.37%
Non-accruing assets to total assets ...............              0.22%              0.20%
Non-accruing loans to total loans .................              0.37%              0.34%
Non-accruing loans to total assets ................              0.20%              0.19%



Allowance for Loan Losses. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.


                                                        Three Months Ended              Year Ended
                                                            March 31,                   December 31,
                                                  -----------------------------         -----------
                                                      2001             2000                2000
                                                  ----------        -----------         ----------
                                                                  (000's omitted)
Allowance at beginning of period .........        $   14,638         $   14,271         $   14,271
Provisions ...............................               600                 18                652
Increase as a result of acquisition ......                --                847                847
Charge-offs:
Mortgage loans:
   Construction, land and land development                --                 --                  6
   Single-family residential .............                50                 63                120
   Multi-family residential ..............                --                 --                 --
   Commercial real estate ................                --                 --                134
Other loans ..............................               743                190              1,926
                                                  ----------         ----------         ----------
   Total charge-offs .....................               793                253              2,186
Recoveries:
Mortgage loans:
   Construction, land and land development                --                 --                 --
   Single-family residential .............                13                  9                 19
   Multi-family residential ..............                --                 --                 --
   Commercial real estate ................                --                 --                 27
Other loans ..............................               243                 93              1,008
                                                  ----------         ----------         ----------
   Total recoveries ......................               256                102              1,054
                                                  ----------         ----------         ----------
Allowance at end of period ...............        $   14,701         $   14,985         $   14,638
                                                  ==========         ==========         ==========

Allowance for possible loan losses
to total non-accruing loans at
end of period ............................            134.82%            109.92%            149.73%

Allowance for possible loan losses
to total loans at end of period ..........              0.50%              0.62%              0.51%



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

               This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in portions of this document and the Company's Annual Report to Stockholders, the words "anticipate," "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Changes in Financial Condition

               Total assets at March 31, 2001 were $5.5 billion representing an increase of $238.5 million or 4.6%. Driving this increase was growth of $77.2 million or 2.7% in loans, net and growth of $262.2 million or 225.7% in loans held for sale. These increases were partially offset by a $97.7 million or 5.2% decrease in securities available for sale. The increase in loans, net was primarily due to the growth of single family residential loans as a result of the Bank's program to retain for its own portfolio higher yielding adjustable rate loans originated by the Bank or the Mortgage Company. The funding for these loans was provided by the sales, amortization and prepayments from the securities portfolio. The increase in loans held for sale is primarily due to the record volumes of originations at the Mortgage Company due to the current interest rate environment and the Company's expansion in the year 2000.

               Total deposits at March 31, 2001 were $2.5 billion compared to $2.3 billion at December 31, 2000. The increase of $151.7 million or 6.5% was primarily due to our current emphasis on deposit generation through competitive rates and the introduction of new products. Core deposits which consist of savings, money market, NOW and non-interest bearing DDA accounts represented 60.0% of deposits at March 31, 2001. Within our core deposit base 18.1% of total deposits are non-interest bearing DDA accounts. The weighted average cost of deposits at March 31, 2001 was 3.31%. Occasionally brokered deposits are used to supplement retail deposits in raising funds in financing and liquidity needs. Included in total deposits at March 31, 2001 were $74.9 million in brokered CD's with an average cost of 6.71%.

               Borrowed funds as of March 31, 2001 were $2.3 billion compared to $2.2 billion at December 31, 2000. The increase of $88.8 million was primarily used to fund originations of the loans held for sale by the Mortgage Company. The borrowings consist of advances from the Federal Home Loan Bank of NY (FHLB) and reverse repurchase agreements with both the FHLB and nationally recognized brokerage firms. At the present time, it is the Company's intention to shift its liability emphasis from borrowings to deposits and reduce the utilization of borrowed funds except to meet the liquidity needs resulting from the activities of the Mortgage Company.

               Stockholders' equity amounted to $570.6 million at March 31, 2001 and $585.5 million at December 31, 2000 or 10.7% and 11.2% of total assets at such dates, respectively. The decrease of $14.9 million was due to the use of $28.7 million to repurchase 1.2 million shares of stock and an aggregate cash dividend payment of $5.2 million. These two decreases were partially offset by net income of $14.0 million, an allocation of Employee Stock Ownership Plan
(ESOP) and Recognition and Retention (RRP) shares resulting in an increase of $1.5 million and a decrease of $3.4 million in unrealized depreciation on securities available for sale, net of taxes. The tangible book value per share was $15.13 at March 31, 2001 compared to $14.98 at December 31, 2000.

Results of Operations

               The Company reported net income of $14.0 million or $0.45 per basic and fully diluted share for the three months ended March 31, 2001 compared to net income of $13.2 million or $0.38 per basic and fully diluted share for the three month period ended March 31, 2000. Cash earnings were $16.9 million or $0.54 per share for the first quarter of 2001 compared to cash earnings of $15.6 million or $0.45 per share for the same time period last year. Cash earnings represent the Company's net income increased by adding back non-cash expenses net of applicable taxes related to the ESOP and RRP and the amortization of goodwill.

               The increase in net income for the quarter ended March 31, 2001 compared to the same quarter one year ago was primarily due to an increase of $8.4 million in other income partially offset by a $7.2 million increase in total other expenses and a $582,000 increase in the provision for loan losses.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                                                             Three Months Ended March 31,
                                                 -----------------------------------------------------------------------------------
                                                                    2001                                        2000
                                                 ----------------------------------------  -----------------------------------------
                                                                                Average                                    Average
                                                    Average                      Yield/        Average                      Yield/
                                                    Balance        Interest       Cost         Balance         Interest      Cost
                                                 --------------  -----------   ----------  ---------------  -------------  ---------
                                                                                  (Dollars in Thousands
Interest-earning assets:
Loans receivable (1):
Real estate loans............................      $ 2,982,436     $ 56,619        7.70%      $ 2,231,443       $ 41,756      7.59%
Other loans..................................          118,923        2,830        9.65%          100,146          2,370      9.60%
                                                 --------------  -----------               ---------------  -------------
   Total loans...............................        3,101,359       59,449        7.77%        2,331,589         44,126      7.68%
Securities...................................        1,878,220       30,850        6.66%        2,181,557         36,820      6.84%
Other interest-earning assets (2)............           33,990          379        4.53%           32,946            460      5.66%
                                                 --------------  -----------   ----------  ---------------  -------------  ---------
Total interest-earning assets................        5,013,569       90,678        7.34%        4,546,092         81,406      7.26%
                                                                 -----------   ----------                   -------------  ---------
Noninterest-earning assets...................          333,643                                    168,960
                                                 --------------                            ---------------
Total assets.................................      $ 5,347,212                                $ 4,715,052
                                                 ==============                            ===============


Interest-bearing liabilities:
Deposits:
NOW and money market deposits................          242,022        1,747        2.93%          206,694          1,384      2.72%
Savings and escrow accounts..................          784,874        4,361        2.25%          787,526          4,933      2.54%
Certificates of deposits.....................          979,737       13,930        5.77%          731,323          9,073      5.03%
                                                 --------------  -----------   ----------  ---------------  -------------  ---------
   Total deposits............................        2,006,633       20,038        4.05%        1,725,543         15,390      3.62%
Total Other Borrowings.......................        2,296,831       34,801        6.14%        2,099,323         30,314      5.86%
                                                 --------------  -----------   ----------  ---------------  -------------  ---------
Total interest-bearing liabilities...........        4,303,464       54,839        5.17%        3,824,866         45,704      4.85%
                                                                 -----------   ----------                   -------------  ---------
Noninterest-bearing liabilities (3)..........          462,513                                    329,000
                                                 --------------                            ---------------
Total liabilities............................        4,765,977                                  4,153,866
Stockholders' equity.........................          581,235                                    561,186
                                                 --------------                            ---------------
Total liabilities and stockholders' equity...      $ 5,347,212                                $ 4,715,052
                                                 ==============                            ===============
Net interest-earning assets..................        $ 710,105                                $   721,226
                                                 ==============  -----------               ===============  -------------
Net interest income/interest rate spread.....                      $ 35,839        2.17%                        $ 35,702      2.42%
                                                                 ===========   ==========                   =============  =========

Net interest margin..........................                                      2.90%                                       3.18%
                                                                               ============                                =========
Ratio of average interest-earning assets
   to average interest-bearing liabilities...                                    116.50%                                     118.86%
                                                                               ============                                =========


------------------
(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(2) Includes money market accounts and Federal Funds sold.
(3) Consists primarily of demand deposit accounts.

Rate/Volume Analysis The following table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to (i) effects on interest income attributable (to change in volume multiplied by prior rate}, (ii) effects aon interest income attributable to changes in rate (changes in rate multiplied by prior volume): and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                                                              Three Months Ended March 31,
                                                                 2001 compared to 2000
                                               -------------------------------------------------------------
                                                         Increase (decrease) due to
                                               ------------------------------------------           Total
                                                                                   Rate/        Net Increase
                                                 Rate            Volume           Volume          (Decrease)
                                               --------         --------         --------         --------
                                                                    (000's omitted)
Interest-earning assets:
Loans receivable:
Real estate loans .....................        $    606         $ 14,053         $    204         $ 14,863
Other loans ...........................              13              445                2              460
                                               --------         --------         --------         --------
Total loans receivable ................             619           14,498              206           15,323
Securities ............................            (988)          (5,119)             137           (5,970)
Other interest-earning assets .........             (92)              14               (3)             (81)
Total net change in income on interest-
                                               --------         --------         --------         --------
earning assets ........................            (461)           9,393              340            9,272
                                               --------         --------         --------         --------

Interest-bearing liabilities:
Deposits:
NOW and money market deposits .........             108              237               18              363
Savings and escrow accounts ...........            (557)             (17)               2             (572)
Certificates of deposit ...............           1,325            3,082              450            4,857
                                               --------         --------         --------         --------
Total deposits ........................             876            3,302              470            4,648
Other Borrowings ......................           1,494            2,852              141            4,487
Total net change in expense on
                                               --------         --------         --------         --------
interest-bearing liabilities ..........           2,370            6,154              611            9,135
                                               --------         --------         --------         --------
Net change in net interest income .....        $ (2,831)        $  3,239         $   (271)        $    137
                                               ========         ========         ========         ========

Interest Income

               The Company's total interest income for the first quarter of 2001 was $90.7 million compared to $81.4 million for the first quarter of 2000. The increase of $9.3 million was due to an increase of $15.3 million in interest income from loans partially offset by a $6.0 million decrease in interest income from securities. The primary reason for the increase in interest income from loans was a $769.8 million increase in the average balance of loans and, to a lesser extent, a 9 basis point increase in the average yield on loans. The increase in the average balance of the loan portfolio was primarily due to the growth of loans held for sale at the Mortgage Company, the retention of higher yielding adjustable rate loans originated by the Mortgage Company and increased loan demand. The decrease in interest income from securities was due to a $303.3 million decline in the average balance of securities and an 18 basis point decline in the average yield on securities to 6.66% for the first quarter of 2001. The decline in the average balance of the securities portfolio reflects management's plan to use cash flows and certain sales from the securities portfolio to fund additional originations of relatively higher yielding loans.

Interest Expense

               The Company's total interest expense for the three months ended March 31, 2001 was $54.8 million compared to $45.7 million for the comparable time period last year. The increase of $9.1 million or 20.0% was due to an increase of $4.9 million in interest expense on time deposits and an increase of $4.5 million in interest expense on borrowed funds. The increase in interest expense on time deposits was due to an $248.4 million increase in the average balance of time deposits and an increase in the average cost of time deposits from 5.03% for the first quarter of 2000 to 5.77% for the first quarter of 2001. The increase in the average balance of time deposits is due to management's intention to increase retail deposits, the changing mix of deposits and, to a lesser extent, the use of brokered certificate of deposits ("CDs"). The increase in the average cost is primarily due to paying higher interest rates in light of current market conditions and in furtherance of the Bank's efforts to retain and increase deposits as well as the use of brokered CD's, which typically have higher interest rates than retail deposits.

               The increase in interest expense on borrowed funds was primarily due to a $197.5 million increase in the average balance of borrowings and an increase in the average cost of borrowings for the first quarter of 2001 to 6.14% from 5.86% for the first quarter of 2000. Management has continued to de-emphasize its reliance on wholesale borrowings for asset growth, however, borrowed funds remain a source of funds to meet funding needs at the Mortgage Company and to fund certain higher yielding loan originations. The increase in the average cost of borrowed funds is due to the higher rate environment for the first nine months of 2000, however, in the current rate environment the average cost of borrowings should decline as it did when compared to the fourth quarter of 2000.

Net Interest Income

               Net interest income for the first quarter of 2001 was $35.8 million compared to $35.7 million for the first quarter of 2000. The increase was due to a $9.3 million increase in interest income partially offset by a $9.1 million increase in interest expense. The increase in interest income was due to a $467.5 million increase in the average balance of interest earning assets and, to a lesser extent, an increase in the average yield on interest earning assets from 7.26% to 7.34%. The increase in interest expense was due to a $478.6 million increase in the average balance of interest bearing liabilities and an increase in the average cost of interest bearing liabilities to 5.17% for the first quarter of 2001 from 4.85% for the comparable time period last year.

               The Company's interest rate spread and interest rate margin for the three months ended March 31, 2001 was 2.17% and 2.90%, respectively, compared to 2.42% and 3.18%, respectively, for the three months ended March 31, 2000.

               The current trend in interest rates has resulted in an improved interest rate spread and margin on a linked quarter basis. Exclusive of an annual capital gain dividend of $2.5 million received in the fourth quarter of 2000, the net spread and margin for the fourth quarter would be 2.02% and 2.78%, respectively, compared to 2.17% and 2.90%, respectively, for the first quarter of 2001. The Company anticipates that in the current interest rate environment, this trend will continue since the Company's liabilities reprice faster than its assets.

Provision for Loan Losses

               The provision for loan losses for the first quarter of 2001 was $600,000 compared to a provision of $18,000 for the first quarter of 2000. The provision for loan losses is based on management's continuing review of the adequacy of the loan loss allowance. As a result of the changing mix of commercial and construction loans, among other factors, management deemed it prudent to add $600,000 to the allowance for loan losses in the first quarter of 2001. Management in its' review monitors the composition of the portfolio and its' inherent risks, the level of non-accruing loans and delinquencies, local economic conditions and current trends in regulatory supervision when determining the adequacy of the reserve.

               Non-accruing assets totaled $12.0 million at March 31, 2001 compared to $10.7 million at December 31, 2000. Non-accruing assets as a percent of total assets was .22% at March 31, 2001 compared to .20% at December 31, 2000. The allowance for loan losses was $14.7 million at March 31, 2001 compared to $14.6 million at December 31, 2000. The allowance for loan losses as a percent of non-accruing loans was 134.8% as of March 31, 2001. The credit quality of the loan portfolio remains strong primarily due to our concentration of one to four family loans, maintaining sound credit standards for new loan originations, procedures that are proactive in addressing problem and non-accruing loans, as well as a strong real estate market.

Other Income

               Other income was $16.5 million for the three months ended March 31, 2001 compared to $8.2 million for the comparable time period last year. The increase of $8.4 million was primarily due to a $7.3 million increase in loan fees and gains due to the increased volumes at the Mortgage Company as a result of the current favorable rate environment and expansion of operations in the year 2000. To a lesser extent, the increase was driven by a $900,000 increase in banking related fees resulting from higher transaction volumes and increases in certain fees charged by the Bank.

Total Other Expenses

               Total other expenses for the first quarter of 2001 were $29.6 million compared to $22.4 million the first quarter of 2000. The increase of $7.2 million was due to a $4.6 million increase in personnel expenses, an $811,000 increase in occupancy and equipment expense and a $1.0 million increase in other expenses. The increase in personnel cost was primarily due to a $3 million increase in commission expense and a $1.2 million increase in the Mortgage Company's salary expense due to increased volumes and the expansion of the back office. The increase in occupancy and equipment expense was primarily due to the expansion of the Bank into the State of New Jersey and the geographic expansion of the Mortgage Company in the second half of 2000. The increase in other expenses was due to the increased volumes at the Mortgage Company resulting in increased loan related expenses and the increase in other expansion related expenses at both the Bank and the Mortgage Company.

Provision for Income Taxes

               The provision for income taxes for the three months ended March 31, 2001 was $8.2 million resulting in an effective tax rate of 37.0%. For the same time period last year the provision for income taxes was $8.3 million resulting in an effective tax rate of 38.7%. The decline in the effective tax rate primarily reflects the growth of the Bank outside of New York State and City.

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

               Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At March 31, 2001, the total approved loan origination commitments outstanding amounted to $494.4 million. At the same date the unadvanced portion of construction loans totaled $93.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2001 totaled $851.6 million. Investment securities scheduled to mature in one year or less at March 31, 2001 totaled $2.6 million and amortization from investments and loans is projected at $950.0 million over the next 12 months. Based on historical experience, the current pricing strategy and the strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with loan sales and security sales, to meet its current commitments.

Capital

               At March 31, 2001, the Bank had regulatory capital which was well in excess of all regulatory requirements set by the OTS. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):

                          Required Capital           Actual Capital          Excess Capital
                       -----------------------    --------------------   -----------------------
                          Amount      Percent      Amount     Percent      Amount        Percent
                       ------------  ---------   ----------- ---------   ----------     ---------
Tangible capital        $   80,188      1.50%    $  399,319     7.47%     $ 319,131        5.97%

Core capital            $  213,913      4.00%    $  401,254     7.50%     $ 187,341       3.50%

Risk-based capital      $  225,914      8.00%    $  415,773    14.72%     $ 189,859       6.72%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

               The Company's primary market risk continues to be market interest rate volatility due to the potential impact on net interest income and the market value of all interest-earning assets and interest-bearing liabilities resulting from changes in interest rates. The operation of the Company does not subject it to foreign exchange or commodity price risk and the Company does not own any trading assets. The real estate loan portfolio of the Company is concentrated primarily within the New York metropolitan area making it subject to the risks associated with the local economy. Management believes that there have been no material changes in the Company's market risk at March 31, 2001 as compared to December 31, 2000. For a complete discussion of the Company's asset and liability management market risk and interest rate sensitivity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Stockholders.

Part II                      Other Information

              Item 1        Legal Proceedings
                            Not Applicable

              Item 2        Changes in Securities and Use of Proceeds
                            Not applicable

              Item 3        Defaults Upon Senior Securities
                            Not applicable

              Item 4        Submission of Matters to a Vote of Security Holders

              a. On March 30, 2001, the Company's proxy statement was mailed for the annual meeting of stockholders which was held on May 10, 2001.
              b.  Not applicable
              c. There were 33,758,687 shares of Common Stock of the Company eligible to be voted on at the annual meeting and 30,365,359 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the annual meeting and the vote for each proposal were as follows:

              1.  ELECTION OF DIRECTORS for three-year term expiring in 2004

                                      FOR           %      WITHHELD
                                      ---           -      --------
              James R. Coyle       29,111,101      95.9    1,254,258    4.1
              John R. Morris       29,092,901      95.8    1,272,458    4.2
              Allan Weissglass     29,066,186      95.7    1,299,173    4.3

              2. PROPOSAL to ratify the appointment of Arthur Andersen L.L.P. as the Company's independent auditors for the year ending December 31, 2001.

                    FOR            %       AGAINST     %     ABSTAIN    %
                    ---            -       -------     -     -------    -
                    30,033,583    98.9     274,228   0.9      57,548   0.2

              3. STOCKHOLDERS PROPOSAL to remove anti-takeover defenses from the Company's Certificate of Incorporation and Bylaws.

                  FOR          %       AGAINST     %    ABSTAIN   %    NON-VOTE
                  ---          -       -------     -    -------   -    ---------
                  11,740,595   47.1    12,600,698  50.5  585,926  2.4  5,438,140




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

                                   STATEN ISLAND BANCORP, INC.



Date:  May 14, 2001                By: /s/ Harry P. Doherty
       ------------------             -----------------------------------------
                                      Harry P. Doherty, Chairman of the Board
                                      and Chief Executive Officer


Date:  May 14, 2001                By: /s/ Edward Klingele
       ------------------              ----------------------------------------
                                       Edward Klingele, Sr. Vice President
                                       and Chief Financial Officer