Form 10-Q
period 2001-06-30
STATEN ISLAND BANCORP INC
filed 2001-08-14
CIK 1042801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Transition period from __________ to __________


                         Commission File Number 1-13503

                           Staten Island Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                13-3958850
---------------------------------          -----------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification Number)


                  15 Beach Street
             Staten Island, New York                              10304
    ------------------------------------------            ---------------------
      (Address of principal executive office)                   (Zip Code)


                                 (718) 556-6518
                                 ---------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 30,199,146 shares of Common Stock outstanding as of August 8, 2001.


Table of Contents                                                                   PAGE
-----------------                                                                   ----

Part 1   Financial Information

  Item 1  Financial Statements

            Unaudited Statements of Condition
                     (As of June 30, 2001 and December 31, 2000)                       1

            Unaudited Statements of Income
                           (For three and six months ended June 30, 2001 and
                            three and six months ended June 30, 2000)                  2

            Unaudited Statement of Changes in Stockholders' Equity
                           (For six months ended June 30, 2001)                        3
            Unaudited Statements of Cash Flows
                            (For the six months ended June 30, 2001 and 2000)          4

            Notes to Unaudited Consolidated Financial Statements                       5

  Item 2    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      13

  Item 3    Quantitative and Qualitative Disclosures About Market Risk                 21


Part II   Other Information

  Item 1    Legal Proceedings                                                          22
            -----------------

  Item 2    Changes in Securities and Use of Proceeds                                  22
            -----------------------------------------

  Item 3    Defaults Upon Senior Securities                                            22
            -------------------------------

  Item 4    Submission of Matters to a Vote of Security Holders                        22
            ---------------------------------------------------

  Item 5    Other Information                                                          22
            -----------------

  Item 6    Exhibits and Reports on Form 8-K                                           22
            --------------------------------

         Signatures                                                                    23


                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION



                                                            -----------------------------------
                                                            June 30, 2001    December 31, 2000
                                                            -------------    ------------------
                                                                     (000's omitted)
                                                                        unaudited
ASSETS

ASSETS:
Cash and due from banks ..............................      $   107,094       $    92,103
Federal funds sold ...................................           30,000            12,000
Securities available for sale ........................        1,699,847         1,888,946
Loans, net ...........................................        2,750,031         2,847,660
Loans held for sale, net .............................          748,762           116,163
Accrued interest receivable ..........................           32,235            30,905
Bank premises and equipment, net .....................           31,804            31,883
Intangible assets, net ...............................           60,233            62,447
Other assets .........................................          171,219           158,757
                                                            -----------       -----------
Total assets .........................................      $ 5,631,225       $ 5,240,864
                                                            ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Due Depositors-
Savings ..............................................      $   796,154       $   760,238
Certificates of deposits .............................        1,005,186           947,584
Money market .........................................          224,126           142,394
NOW accounts .........................................          102,746            94,699
Demand deposits ......................................          441,911           400,298
                                                            -----------       -----------
Total deposits .......................................        2,570,123         2,345,213
Borrowed funds .......................................        2,417,289         2,241,011
Advances from borrowers for taxes and insurance ......           16,803            11,534
Accrued interest and other liabilities ...............           57,170            57,574
                                                            -----------       -----------
Total liabilities ....................................        5,061,385         4,655,332
                                                            -----------       -----------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share, 100,000,000
shares authorized, 45,130,312 issued and 33,211,537
outstanding at June 30, 4511 and 45,130,312 issued and
34,920,987 outstanding at December 31, 2000
Additional paid-in-capital ...........................          539,427           537,744
Retained earnings-substantially restricted ...........          310,392           291,345
Unallocated common stock held by ESOP ................          (31,589)          (32,962)
Unearned common stock held by RRP ....................          (19,583)          (19,784)
Treasury stock (11,918,775 shares at June 30, 2001
and 10,209,325 at December 31, 2000), at cost ........         (229,931)         (188,321)
                                                            -----------       -----------
                                                                569,167           588,473
Accumulated other comprehensive income, net of taxes .              673            (2,941)
                                                            -----------       -----------
Total stockholders' equity ...........................          569,840           585,532
                                                            -----------       -----------
Total liabilities and stockholders' equity ...........      $ 5,631,225       $ 5,240,864
                                                            ===========       ===========

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                              For the Three Months Ended             For the Six Months Ended
                                                                        June 30,                              June 30,
                                                              ----------------------------           --------------------------
                                                                 2001             2000                  2001           2000
                                                              ----------------------------           --------------------------
                                                                           (000's omitted, except per share data)
                                                                                           unaudited
Interest Income:
Loans ..................................................      $  64,382        $  49,483             $ 123,831        $  93,609
Securities, available for sale .........................         28,068           34,507                58,918           71,327
Federal funds sold .....................................            254              214                   633              674
                                                              ---------        ---------             ---------        ---------
   Total interest income ...............................         92,704           84,204               183,382          165,610
                                                              ---------        ---------             ---------        ---------

Interest Expense:
Savings and escrow .....................................          4,516            5,064                 8,877            9,997
Certificates of deposits ...............................         14,206           10,125                28,136           19,198
Money market and NOW ...................................          2,381            1,508                 4,128            2,892
Borrowed funds .........................................         33,021           32,376                67,822           62,690
                                                              ---------        ---------             ---------        ---------
   Total interest expense ..............................         54,124           49,073               108,963           94,777
                                                              ---------        ---------             ---------        ---------
                                                              ---------        ---------             ---------        ---------
   Net interest income .................................         38,580           35,131                74,419           70,833
Provision for Loan Losses ..............................            600               11                 1,200               29
                                                              ---------        ---------             ---------        ---------
     Net interest income after provision for loan losses         37,980           35,120                73,219           70,804

Other Income (Loss):
Service and fee income .................................          4,701            3,903                 9,591            7,982
Loan fees and gains ....................................         20,953            5,580                32,595            9,889
Securities transactions ................................              9             (934)                    3           (1,158)
                                                              ---------        ---------             ---------        ---------
                                                                 25,663            8,549                42,189           16,713

Other Expenses:
Personnel ..............................................         15,716           10,946                28,463           22,179
Commissions ............................................          9,835            2,467                14,733            4,308
Occupancy and equipment ................................          3,068            2,315                 6,256            4,692
Amortization of intangible assets ......................          1,431            1,347                 2,818            2,564
Data processing ........................................          1,451            1,395                 2,990            2,543
Marketing ..............................................            788              510                 1,461              990
Professional fees ......................................            838              502                 1,446            1,070
Other ..................................................          5,618            3,799                10,138            7,293
                                                              ---------        ---------             ---------        ---------
   Total other expenses ................................         38,745           23,281                68,305           45,639
                                                              ---------        ---------             ---------        ---------
   Income before provision for income taxes ............         24,898           20,388                47,103           41,878

Provision for Income Taxes .............................          9,735            7,892                17,944           16,219
                                                              ---------        ---------             ---------        ---------
Net Income .............................................      $  15,163        $  12,496             $  29,159        $  25,659
                                                              =========        =========             =========        =========

Earnings Per Share:
Basic ..................................................      $    0.50        $    0.37             $    0.95        $    0.75
Fully Diluted ..........................................      $    0.49        $    0.37             $    0.94        $    0.75

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY


                                                                         Unallocated
                                                            Additional     Common         Unearned
                                                   Common    Paid-In        Stock           RRP           Treasury
                                                    Stock    Capital    Held by ESOP       Shares          Stock
                                                  ------------------------------------------------------------------
                                                                               (000's omitted)
Balance January 1, 2001...........................  $ 451    $ 537,744    $ (32,962)     $ (19,784)     $ (188,321)

Change in unrealized
appreciation (depreciation)
on securities, net of tax.........................

Allocation of 114,452 ESOP shares.................               1,506        1,373

Vesting of 11,000 RRP shares......................                   9                         201

Exercise of 46,258 stock options..................                 168                                         891

Treasury stock (1,755,708 shares) at cost.........                                                         (42,501)

Net Income........................................



Cash dividends paid...............................

                                                  ------------------------------------------------------------------
Balance June 30, 2001.............................  $ 451    $ 539,427    $ (31,589)     $ (19,583)     $ (229,931)
                                                  ==================================================================


                                                                                   Accumulated
                                                                                      Other
                                                  Comprehensive     Retained      Comprehensive
                                                     Income          Income          Income          Total
                                                  -----------------------------------------------------------
                                                                         (000's omitted)
Balance January 1, 2001...........................                  $ 291,345         $ (2,941)    $ 585,532

Change in unrealized
appreciation (depreciation)
on securities, net of tax.........................      3,614                            3,614         3,614

Allocation of 114,452 ESOP shares.................                                                     2,879

Vesting of 11,000 RRP shares......................                                                       210

Exercise of 46,258 stock options..................                         69                          1,128

Treasury stock (1,755,708 shares) at cost.........                                                   (42,501)

Net Income........................................     29,159          29,159                         29,159
                                                  -----------
                                                       32,773

Cash dividends paid...............................                    (10,181)                       (10,181)
                                                  -----------------------------------------------------------
Balance June 30, 2001.............................                  $ 310,392            $ 673     $ 569,840
                                                  ===========================================================

                                      STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                      2001               2000
                                                                      ----               ----
                                                                          (000's omitted)
                                                                             unaudited
Cash Flows From Operating Activities:
Net Income ..................................................      $    29,159       $    25,659
Adjustments to reconcile net income to net cash
 provided by operating activities----
Depreciation and amortization ...............................            1,976              1549
Amortization of bond and mortgage premiums ..................              279            (1,021)
Amortization of intangible assets ...........................            2,818             2,564
Loss (Gain) on sale of available for sale securities ........               (3)            1,158
Other noncash income ........................................           (4,503)           (5,067)
Expense charge relating to allocation and earned
portions of employee benefit plan ...........................            4,898             4,118
Provision for possible loan losses ..........................            1,200                29
Decrease in deferred loan fees ..............................             (695)           (2,045)
Decrease (increase) in accrued interest receivable ..........           (1,330)            1,724
Decrease in other assets ....................................          (17,006)           (8,756)
Increase in accrued interest and other liabilities ..........              375             7,940
(Increase) decrease in deferred income taxes ................            1,986              (102)
Recoveries of loans .........................................              479               434
                                                                   -----------------------------
Net cash provided by operating activities ...................           19,633            28,184
                                                                   -----------------------------

Cash Flows From Investing Activities:
Maturities of available for sale securities .................          211,448           100,380
Sales of available for sale securities ......................          148,118           224,377
Purchases of available for sale securities ..................         (163,287)          (35,106)
Principal collected on loans ................................          764,727           192,260
Loans made to customers .....................................       (1,884,841)         (813,932)
Purchases of loans ..........................................         (247,136)          (21,240)
Sales of loans ..............................................          832,114           234,160
Capital expenditures ........................................           (1,560)           (2,448)
Acquisition of FSB, net of cash acquired ....................               --           (46,688)
                                                                   -----------------------------
Net cash used in investing activities .......................         (340,417)         (168,237)
                                                                   -----------------------------

Cash Flows From Financing Activities:
Net increase in deposit accounts ............................          230,179           107,904
Borrowings ..................................................          176,278            54,938
Dividends paid ..............................................          (10,181)           (9,068)
Purchase of Treasury Stock ..................................          (42,501)          (33,306)
Net cash provided by financing activities ...................          353,775           120,468
Net (decrease) increase in cash and cash equivalents ........           32,991           (19,585)

Cash and equivalents, beginning of year .....................          104,103           101,398
                                                                   -----------------------------
Cash and equivalents, end of period .........................      $   137,094       $    81,813
                                                                   =============================

Supplemental Disclosures Of Cash Flow Information:
Cash paid for-
Interest ....................................................      $   113,419       $    89,942
Income taxes ................................................      $    13,964       $    16,886

Acquisition of FSB
Fair value of assets acquired ...............................               --       $   370,579
Fair value of liabilities acquired ..........................               --       $   331,280


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

               The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

               In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

Business

               Staten Island Bancorp, Inc. is the holding company for SI Bank & Trust. The Bank, which is a traditional full service community oriented bank, operates seventeen full service branches, one supermarket branch and three limited service branches on Staten Island, two full service branches in Brooklyn, five full service branches in Ocean County, New Jersey, two full service branches in Monmouth County, New Jersey, three full service branches in Union County, New Jersey and one full service branch in Middlesex County, New Jersey. The Bank also has a lending center and a Trust Department on Staten Island. Commercial lending offices are also located in Bay Ridge, Brooklyn and the Howell, New Jersey branch.

               The Mortgage Company does business as Ivy Mortgage and is headquartered in Branchburg, New Jersey. The Mortgage Company originates loans in 40 states and sells them to investors generating fee income for the Bank. The Bank, in its efforts to manage interest rate risk and improve yields,retains for its own portfolio certain adjustable rate mortgage loans ("ARMS") originated by the Mortgage Company in order to supplement the ARMS originated directly by the Bank.

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

Organization and Form of Ownership

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

The Bank has the following wholly owned subsidiaries:

               The Mortgage Company was incorporated in the State of New Jersey in 1998. The Mortgage Company was formed to purchase substantially all of the assets of Ivy Mortgage Corp. The Mortgage Company currently originates loans in 40 states and, as of June 30, 2001, had assets totaling $1.1 billion of which $748.8 million were loans held for sale. As of June 30, 2001,the Mortgage Company held $112.2 million of residential loans in its own portfolio for investment and the Bank held $187.0 million in higher yielding residential ARMS in its portfolio.

               SIFC is a wholly owned subsidiary of SIBIC, incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust ("REIT"). The assets of SIFC totaled $666.6 million at June 30, 2001.

               SIBIC was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at June 30, 2001 were $886.2 million.

               SIBFSC was incorporated in the State of New York in January 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI USA Mutual Life Insurance Co. The assets of SIBFSC were $460,000 as of June 30, 2001.

Earnings Per Share

               Earnings per share are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, adjusted for the unallocated portion of shares held by the Employee Stock Ownership Plan ("ESOP") and unearned Recognition and Retention Plan ("RRP") in accordance with the Statement of Positions 93-6. The following table is a reconciliation of the earnings per share calculation for the three and six months ended June 30, 2001 and 2000.

Earnings Per Share Reconciliation

                                                                   Weighted               Per
                                                    Net             Average              Share
                                                  Income            Shares               Amount
                                                                 Outstanding
                                                                 -----------
                                                       (Dollars and shares in thousands,
                                                           except per share amounts)

                                                          3 Months ended June 30,2001
Basic EPS
Net income                                        $ 15,163               $ 30,442          $ 0.50
Effect of Dilutive Securities
Incremental shares from assumed
exercise of outstanding options                          -                    188           (0.01)
                                         ---------------------------------------------------------
Diluted EPS                                       $ 15,163               $ 30,630          $ 0.49
                                         =========================================================

                                                          3 Months ended June 30,2000
Basic EPS
Net income                                        $ 12,496               $ 33,781          $ 0.37
Effect of Dilutive Securities                            -                      -               -
Incremental shares from assumed                          -                      -               -
exercise of outstanding options                          -                      -               -
                                         ---------------------------------------------------------
Diluted EPS                                       $ 12,496               $ 33,781          $ 0.37
                                         =========================================================

                                             6 Months ended June 30,2001
Basic EPS
Net income                                        $ 29,159               $ 30,864          $ 0.94
Effect of Dilutive Securities                            -                      -               -
Incremental shares from assumed                          -                      -               -
exercise of outstanding options                          -                    116               -
                                         ---------------------------------------------------------
Diluted EPS                                       $ 29,159               $ 30,980          $ 0.94
                                         =========================================================

                                             6 Months ended June 30,2000
Basic EPS
Net income                                        $ 25,659               $ 34,377          $ 0.75
Effect of Dilutive Securities                            -                      -               -
Incremental shares from assumed                          -                      -               -
exercise of outstanding options                          -                      -               -
                                         ---------------------------------------------------------
Diluted EPS                                       $ 25,659               $ 34,377          $ 0.75
                                         =========================================================

Securities - Available for Sale. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities of the Company at June 30, 2001 and December 31,2000

                                                                June 30, 2001                   December 31, 2000
Bonds - Available For Sale                                 --------------------------      --------------------------
--------------------------                                 Amortized          Fair         Amortized         Fair
                                                              Cost            Value           Cost           Value
                                                           ----------      ----------      ----------     -----------
                                                                            (000's omitted) (000's omitted)
U.S. Treasuries .....................................      $    3,060      $    3,119      $    4,340      $    4,393
Govt. Sponsored Agencies ............................          95,334          95,379         174,011         173,693
Industrial and Finance ..............................         159,629         148,938         170,230         157,647
Foreign .............................................             250             250             250             250
                                                           ----------      ----------      ----------      ----------
Total Debt Securities ...............................         258,273         247,686         348,831         335,983
                                                           ----------      ----------      ----------      ----------

Mortgage-Backed and Mortgage-Related Securities
G.N.M.A. - M.B.S ....................................          12,580          12,738          14,264          14,632
F.H.L.M.C. - M.B.S ..................................         329,488         329,660         317,450         319,482
F.N.M.A. - M.B.S ....................................         328,437         330,482         380,578         383,114
Agency C.M.O.'s .....................................         201,443         201,800         223,224         221,267
Privately Issued C.M.O.'s ...........................         388,174         391,149         412,374         410,752
                                                           ----------      ----------      ----------      ----------
Total Mortgage-Backed and Mortgage Related Securities       1,260,122       1,265,829       1,347,890       1,349,247
                                                           ----------      ----------      ----------      ----------

 Total Bonds and Mortgage-Backed and Mortgage
    Related Securities -Available For Sale ..........       1,518,395       1,513,515       1,696,721       1,685,230
                                                           ----------      ----------      ----------      ----------


Equity Securities                                          Amortized          Fair         Amortized         Fair
-----------------                                             Cost            Value           Cost           Value
                                                           ----------      ----------      ----------     -----------

Preferred Stock .....................................          39,173          36,086          69,913          62,888
Common Stock ........................................         111,609         117,291          98,632         105,084
IIMF Capital Appreciation Fund ......................          29,375          32,955          29,337          35,744
                                                           ----------      ----------      ----------      ----------
Total Equity Securities .............................         180,157         186,332         197,882         203,716
                                                           ----------      ----------      ----------      ----------

                                                           ----------      ----------      ----------      ----------
Total Investments ...................................      $1,698,552      $1,699,847      $1,894,603      $1,888,946
                                                           ==========      ==========      ==========      ==========

Loan Portfolio Composition. The following table sets forth the composition of the Company's loans at the dates indicated.


                                               June 30, 2001     December 31, 2000
                                              -------------------------------------
                                                         (000's omitted)
Mortgage loans:
 Single-family residential ...........         $ 2,015,955          $ 2,206,972
 Multi-family residential ............              47,859               49,034
 Commercial real estate ..............             311,065              307,407
 Construction and land ...............             245,426              152,956
 Home equity .........................              12,554               10,699
                                               -----------          -----------
  Total mortgage loans ...............           2,632,859            2,727,068

Other loans:
 Student loans .......................                 244                  333
 Passbook loans ......................               7,072                6,237
 Commercial business loans ...........              53,163               52,980
 Other consumer loans ................              60,882               63,984
                                               -----------          -----------
  Total other loans ..................             121,361              123,534

                                               -----------          -----------
  Total loans receivable .............           2,754,220            2,850,602

 Premium on loans purchased ..........               5,318                5,713
 Allowance for loan losses ...........             (14,795)             (14,638)
 Deferred loan costs .................               5,288                5,983
                                               -----------          -----------
Loans receivable, net ................         $ 2,750,031          $ 2,847,660
                                               ===========          ===========

Delinquent Loans: The following table sets forth information concerning loans at June 30, 2001 on which the Company is accruing interest and as a percentage of each category of the Company's loan portfolio. The amount presented represents the total outstanding principal of related loans, rather than the actual payment amounts which are past due.

                                                                                June 30, 2001
                                       -------------------------------  -----------------------------  ----------------------------

                                                  30-59 Days                      60-89 Days                  90 Days or More
                                       -------------------------------  -----------------------------  ----------------------------
                                                      Percent of Loan                Percent of Loan               Percent of Loan
                                          Amount         Category         Amount        Category         Amount        Category
                                       -----------      ----------      ---------      -----------     ---------      -----------
                                                                           (Dollars in Thousands)
Mortgage loans:
 Single-family residential .........     $13,275           0.66%        $ 5,315            0.26%        $ 7,551            0.37%
 Multi-family residential ..........         199           0.42%            165            0.34%             --            0.00%
 Commercial real estate ............       4,320           1.39%          3,152            1.01%             --            0.00%
 Construction and land .............         147           0.06%          1,381            0.56%             --            0.00%
 Home equity .......................         841           6.70%             --            0.00%            449            3.58%
                                         -------        -------         -------         -------         -------         -------
  Total mortgage loans .............      18,782           0.71%         10,013            0.38%          8,000            0.30%

Other loans:
 Commercial business loans .........       1,947           3.66%            298            0.56%             66            0.12%
 Other loans .......................       2,437           3.57%            912            1.34%            462            0.68%
                                         -------        -------         -------         -------         -------         -------
  Total other loans ................       4,384           3.61%          1,210            1.00%            528            0.44%

                                         -------        -------         -------         -------         -------         -------
  Total loans ......................      23,166           0.84%         11,223            0.41%          8,528            0.31%
                                         =======        =======         =======         =======         =======         =======

Loans Past Due 90 Days or More and Still Accruing And Non-Accruing Assets. The following table sets forth information with respect to, non-accruing loans, other real estate owned, repossessed assets, and loans past due 90 days or more and still accruing.

                                                                June 30, 2001       December 31, 2000
                                                               ---------------     -------------------
                                                                         (000's omitted)
Non-Accruing Assets
 Mortgage loans:
  Single-family residential ............................           $ 5,249            $ 3,335
  Multi-family residential .............................                16                340
  Commercial real estate ...............................             3,268              2,979
  Construction and land ................................               980                524
  Home equity ..........................................                43                  5
Other loans:
  Commercial business loans ............................             1,090              1,482
  Other consumer loans .................................               342              1,111
                                                                   -------            -------
  Total non-accrual loans ..............................            10,988              9,776
Other real estate owned and repossessed assets, net ....               835                893
                                                                   -------            -------
    Total non-accruing assets ..........................            11,823             10,669

Loans past due 90 days or more and still accruing ......             8,528              7,068
Non-accruing assets and loans past due 90 days
                                                                   -------            -------
   or more and still accruing ..........................           $20,351            $17,737
                                                                   =======            =======


Non-accruing assets to total loans .....................              0.43%              0.37%
Non-accruing assets to total assets ....................              0.21%              0.20%
Non-accruing loans to total loans ......................              0.40%              0.34%
Non-accruing loans to total assets .....................              0.20%              0.19%


                                                              Six Months Ended     Year Ended
                                                                   June 30,        December 31,
                                                            2001              2000              2000
                                                        ------------------------------------------------
                                                                        (000's omitted)
Allowance at beginning of period .............           $14,638            $14,271            $14,271
Provisions ...................................             1,200                 29                652
Increase as a result of acquisition ..........                --                847                847
Charge-offs:
Mortgage loans:
   Construction, land and land development ...                --                  6                  6
   Single-family residential .................                67                 74                120
   Multi-family residential ..................                --                 --                 --
   Commercial real estate ....................                --                134                134
Other loans ..................................             1,456                673              1,926
                                                         -------            -------            -------
   Total charge-offs .........................             1,523                887              2,186
Recoveries:
Mortgage loans:
   Construction, land and land development ...                --                 --                 --
   Single-family residential .................               129                 11                 19
   Multi-family residential ..................                --                 --                 --
   Commercial real estate ....................                --                 --                 27
Other loans ..................................               351                423              1,008
                                                         -------            -------            -------
   Total recoveries ..........................               480                434              1,054
                                                         -------            -------            -------
Allowance at end of period ...................           $14,795            $14,694            $14,638
                                                         =======            =======            =======

Allowance for possible loan losses
to total non-accruing loans at
end of period ................................            134.64%            116.89%            149.73%

Allowance for possible loan losses
to total loans at end of period ..............              0.54%              0.56%              0.51%

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

Changes in Financial Condition

               The Company recorded total assets of $5.6 billion at June 30, 2001 compared to total assets of $5.2 billion at December 31, 2000. The growth of $390.4 million or 7.4% is primarily due to an increase of $632.6 million in loans held for sale, net at the Mortgage Company partially offset by a $189.1 million decrease in the securities portfolio and a $97.6 million decrease in net loans. The increase in loans held for sale, net was driven by record loan originations of $1.9 billion, including $1.5 billion originated by the Mortgage Company, during the first six months of this year. The record loan originations are due to the current interest rate environment and the Mortgage Company's expansion over the past 12 months. The Mortgage Company now operates in 40 states and anticipates this level of originations to continue in the second half of 2001. During the first half of 2001, loan sales at the Mortgage Company were $643.6 million and the Bank retained for its own portfolio $40.3 million of relatively higher yielding adjustable rate loans originated by the Mortgage Company. The funding for the increase in loans held for sale was provided by sales, scheduled amortization payments and prepayments from the securities and net loan portfolios. Sales from the securities and net loan portfolios were $148.1 million and $178.5 million, respectively, for the first six months of 2001. The proceeds from these sales were primarily used to fund higher yielding loan originations by the Mortgage Company.

               Deposits increased $224.9 million or 9.6% to $2.6 billion during the first six months of 2001. Money market accounts increased $81.7 million to $224.1 million primarily due to the introduction of a new higher yielding money market account in April of this year. Retail certificates of deposits ("CDs") and brokered CD deposits totaled $955.0 million and $50.2 million, respectively, as of June 30, 2001. Retail CD deposits increased $82.6 million and brokered CDs decreased $25.0 million during the six months ended June 30, 2001. The Bank occasionally will use brokered deposits to supplement retail deposits in raising funds for financing and liquidity needs. Core deposits, which consist of non-interest bearing DDA accounts, savings, NOW and money market accounts, totaled $1.6 billion and represent 60.9% of total deposits as of June 30, 2001. Non-interest bearing DDA accounts increased $41.6 million or 10.4% and savings accounts increased $35.9 million or 4.7% during the first six months of 2001. The increase in deposits was driven by the Company's current emphasis on deposit generation through competitive rates, introduction of new products and continued business development efforts expanding our presence in our existing markets in New Jersey.

               Borrowed funds as of June 30, 2001 were $2.4 billion compared to $2.2 billion at December 31, 2000. The increase of $176.3 million was primarily used to fund originations of the loans held for sale at the Mortgage Company. Borrowings consist of advances from the Federal Home Loan Bank ("FHLB") of $1.5 billion and reverse repurchase agreements with the FHLB and nationally recognized brokerage firms of $867.3 million and an overnight line of credit with the FHLB of $25.0 million.

               Stockholders' equity amounted to $569.8 million at June 30, 2001 and $585.5 million at December 31, 2000, or 10.1% and 11.2% of total assets at such dates, respectively. The decrease of $15.7 million was due to the repurchase of 1.8 million shares of the Company's common stock at an aggregate cost of $42.5 million and an aggregate cash dividend payment of $10.2 million. These two decreases were partially offset by net income of $29.2 million, an allocation of Employee Stock Ownership Plan ("ESOP") and Recognition and Retention ("RRP") shares resulting in an increase of $3.1 million, the exercise of 46,258 stock options resulting in an increase of $1.1 million and a decrease of $3.6 million in unrealized depreciation on securities available for sale, net of taxes. The tangible book value per share was $15.34 at June 30, 2001 compared to $14.98 at December 31, 2000.

Results of Operations

               The Company reported net income of $15.2 million or $0.49 per fully diluted share for the three months ended June 30, 2001 compared to net income of $12.5 million or $0.37 per fully diluted share for the three months ended June 30, 2000. Cash earnings for the second quarter of 2001 were $18.1 million or $0.59 per fully diluted share compared to cash earnings of $15.1 million or $0.45 per fully diluted share for the same time period last year. The increase of $0.12 in fully diluted earnings per shares represent a 32.4% increase and the $0.14 increase in cash earnings per share represents a 31.1% increase. Cash earnings represent the Company's net income increased by adding back non-cash expenses, net of applicable taxes, related to the ESOP and RRP and the amortization of goodwill.

               Net income for the six months ended June 30, 2001 was $29.2 million or $0.94 per fully diluted share, an increase of 25.3% on an EPS basis compared to net income of $25.7 million or $0.75 per fully diluted share for the comparable time period last year. Cash earnings were $35.0 million or $1.13 per fully diluted share, an increase of 27.0% on an EPS basis over cash earnings of $30.7 million or $0.89 per fully diluted share for the first six months of 2000. Core earnings per fully diluted share were $0.94, an increase of 22.1% over $0.77 per fully diluted share for the same time period last year. Core earnings represent the Company's earnings excluding securities gains and losses, net of taxes.

               The increase in net income for the quarter ended June 30, 2001 compared to the same quarter one year ago was due to an increase in other income of $17.1 million and an increase in net interest income of $3.4 million. These increases were partially offset by an increase of $15.5 million in total other expenses, an increase of $1.8 million in the provision for income taxes and an increase of $589,000 in the provision for loan losses.

               For the six months ended June 30, 2001, the increase in net income compared to the first six months of 2000 was due to a $25.5 million increase in other income and a $3.6 million increase in net interest income. These increases were partially offset by a $22.7 million increase in total other expenses, a $1.7 million increase in the provision for income taxes and a $1.2 million increase in the provision for loan losses.

                                                                               Three Months Ended June 30,
                                                          --------------------------------------------------------------------------
                                                                          2001                                2000
                                                          ----------------------------------   -------------------------------------
                                                                                    Average                               Average
                                                            Average                  Yield/     Average                   Yield/
                                                            Balance      Interest     Cost      Balance     Interest       Cost
                                                          ----------    -----------   ----     ----------   ----------   ----------
                                                                                   (Dollars in Thousands)
Interest-earning assets:
 Loans receivable (1):
  Real estate loans ....................................  $3,262,392    $   61,625    7.58%    $2,458,546   $   46,890        7.65%
  Other loans ..........................................     118,119         2,757    9.36%       106,630        2,592        9.75%
                                                          ----------    ----------             ----------   ----------
   Total loans .........................................   3,380,511        64,382    7.64%     2,565,176       49,482        7.74%
 Securities ............................................   1,759,556        28,068    6.40%     2,074,150       34,508        6.67%
 Other interest-earning assets (2) .....................      32,666           254    3.11%        16,692          214        5.14%
                                                          ----------    ----------             ----------   ----------
 Total interest-earning assets .........................   5,172,733        92,704    7.19%     4,656,018       84,204        7.25%
                                                                        ----------                          ----------
Noninterest-earning assets .............................     402,759                              274,780
                                                          ----------                           ----------
 Total assets ..........................................  $5,575,492                           $4,930,798
                                                          ==========                           ==========

Interest-bearing liabilities:
 Deposits:
  NOW and money market deposits ........................     291,161         2,381    3.28%       223,317        1,508        2.71%
  Savings and escrow accounts ..........................     808,755         4,516    2.24%       809,667        5,064        2.51%
  Certificates of deposits .............................   1,020,103        14,206    5.59%       781,204       10,125        5.20%
                                                          ----------    ----------             ----------   ----------
   Total deposits ......................................   2,120,019        21,103    3.99%     1,814,188       16,697        3.69%
  Total Other Borrowings ...............................   2,392,163        33,021    5.54%     2,131,402       32,376        6.09%
                                                          ----------    ----------             ----------   ----------
  Total interest-bearing liabilities ...................   4,512,182        54,124    4.81%     3,945,590       49,073        4.99%
                                                                        ----------
Noninterest-bearing liabilities (3) ....................     496,514                              433,838
                                                                                               ----------
  Total liabilities ....................................   5,008,696                            4,379,428
Stockholder's equity ...................................     566,796                              551,370
                                                                                               ----------
  Total liabilities and stockholders' equity ...........  $5,575,492                           $4,930,798
                                                          ==========                           ==========
Net interest-earning assets ............................  $  660,551                           $  710,428
                                                          ==========    ----------             ==========
Net interest income/interest rate spread ...............                $   38,580    2.38%    $   35,131                     2.27%
                                                                        ==========    ====     ==========                     ====

Net interest margin ....................................                              2.99%                                   3.03%
                                                                                      ====                                    ====
Ratio of average interest-earning assets
   to average interest-bearing liabilities .............                            114.64%                                 118.01%
                                                                                    ======                                  ======


                                                                            Six Months Ended June 30,
                                                      ---------------------------------------------------------------------
                                                                       2001                               2000
                                                      ------------------------------------   ------------------------------
                                                                                 Average                              Average
                                                        Average                   Yield/       Average                 Yield/
                                                        Balance       Interest     Cost        Balance     Interest    Cost
                                                      -----------    ----------    ----       ---------   ----------   ----
                                                                               (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1):
Real estate loans.................................    $ 3,123,188    $ 118,244     7.63%     $ 2,344,995   $ 88,646    7.62%
Other loans.......................................        118,519        5,587     9.51%         103,388      4,963    9.68%
                                                      -----------    ---------               -----------   --------
   Total loans....................................      3,241,707      123,831     7.70%       2,448,383     93,609    7.71%
Securities........................................      1,818,560       58,918     6.53%       2,127,854     71,327    6.76%
Other interest-earning assets (2).................         33,324          633     3.83%          24,819        674    5.47%
                                                      -----------    ---------               -----------   --------
Total interest-earning assets.....................      5,093,591      183,382     7.26%       4,601,056    165,610    7.26%
                                                                     ---------                             --------
Noninterest-earning assets........................        368,392                                221,869
                                                      -----------                            -----------
Total assets......................................    $ 5,461,983                            $ 4,822,925
                                                      ===========                            ===========


Interest-bearing liabilities:
Deposits:
NOW and money market deposits..................           266,727        4,128     3.12%         215,005      2,892    2.71%
Savings and escrow accounts......................         796,880        8,877     2.25%         798,596      9,997    2.52%
Certificates of deposits..........................      1,000,032       28,136     5.67%         756,263     19,198    5.12%
                                                      ------------   ----------              ------------  --------
   Total deposits.................................      2,063,639       41,141     4.02%       1,769,864     32,087    3.66%
Total Other Borrowings............................      2,344,761       67,822     5.83%       2,115,362     62,690    5.98%
                                                      ------------   ----------              ------------  --------
Total interest-bearing liabilities................      4,408,400      108,963     4.98%       3,885,226     94,777    4.92%
                                                                     ----------                            --------
Noninterest-bearing liabilities (3)...............        479,607                                381,419
                                                      ------------                           ------------
Total liabilities.................................      4,888,007                              4,266,645
Stockholder's equity..............................        573,976                                556,280
                                                      ------------                           ------------
Total liabilities and stockholders' equity........    $ 5,461,983                            $ 4,822,925
                                                      ============                           ============
Net interest-earning assets.......................    $   685,191                            $   715,830
                                                      ============   ----------              ============  --------
Net interest income/interest rate spread..........                    $ 74,419     2.28%                   $ 70,833    2.34%
                                                                     ==========    ====                    ========    ====

Net interest margin...............................                                 2.95%                               3.10%
                                                                                   ====                                ====
Ratio of average interest-earning assets
   to average interest-bearing liabilities........                               115.54%                              118.42%
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

                                                  Three Months Ended June 30,                    Six Months Ended June 30,
                                           -------------------------------------------  -------------------------------------------
                                                     2001 compared to 2000                         2001 compared to 2000
                                           -------------------------------------------  -------------------------------------------
                                              Increase (decrease) due to                  Increase (decrease) due to
                                           ------------------------------     Total     -----------------------------      Total
                                                                   Rate/  Net Increase                         Rate/    Net Increase
                                             Rate      Volume     Volume   (Decrease)     Rate      Volume     Volume    (Decrease)
                                           --------   --------   --------   --------    --------   --------   --------    --------
                                                                             (000's omitted)
Interest-earning assets:
 Loans receivable:
  Real estate loans ...................    $   (449)  $ 15,331   $   (147)  $ 14,735   $    136   $ 29,417   $     45     $ 29,598
  Other loans .........................        (104)       279        (11)       164        (89)       726        (13)         624
                                           --------   --------   --------   --------   --------   --------   --------     --------
  Total loans receivable ..............        (553)    15,610       (158)    14,899         47     30,143         32       30,222
Securities ............................      (1,421)    (5,234)       216     (6,439)    (2,389)   (10,367)       347      (12,409)
Other interest-earning assets .........         (84)       205        (81)        40       (203)       231        (69)         (41)
Total net change in income on interest-
                                           --------   --------   --------   --------   --------   --------   --------     --------
   earning assets .....................      (2,058)    10,581        (23)     8,500     (2,545)    20,007        310       17,772
                                           --------   --------   --------   --------   --------   --------   --------     --------

Interest-bearing liabilities:
 Deposits:
  NOW and money market deposits .......         318        458         97        873        435        696        105        1,236
  Savings and escrow accounts .........        (542)        (6)        --       (548)    (1,100)       (22)         2       (1,120)
  Certificates of deposit .............         754      3,096        231      4,081      2,080      6,188        670        8,938
                                           --------   --------   --------   --------   --------   --------   --------     --------
   Total deposits .....................         530      3,548        328      4,406      1,415      6,862        777        9,054
Other Borrowings ......................      (2,954)     3,961       (362)       645     (1,503)     6,798       (163)       5,132
Total net change in expense on
                                           --------   --------   --------   --------   --------   --------   --------     --------
  interest-bearing liabilities ........      (2,424)     7,509        (34)     5,051        (88)    13,660        614       14,186
                                           --------   --------   --------   --------   --------   --------   --------     --------
Net change in net interest income .....    $    366   $  3,072   $     11   $  3,449   $ (2,457)  $  6,347   $   (304)    $  3,586
                                           ========   ========   ========   ========   ========   ========   ========     ========

Interest Income

               The Company's total interest income was $92.7 million for the three months ended June 30, 2001 compared to $84.2 million for the comparable time period last year. The $8.5 million or 10.1% increase was due to a $14.9 million increase in interest income from loans partially offset by a $6.4 million decrease in interest income from securities. The increase in interest income from loans was due to an $815.3 million increase in the average balance of loans, primarily due to the growth of loans held for sale at the Mortgage Company, the continued retention of higher yielding adjustable rate loans originated by the Mortgage Company in the Bank's portfolio and increased loan demand. The decrease in interest income from securities was primarily due to a decrease of $314.6 million in the average balance of the securities portfolio reflecting managements' intention to use cash flows and certain sales from the securities portfolio to fund originations of relatively higher yielding loans. Reflecting the current interest rate environment, there also was a 27 basis point decline in the average yield of the securities portfolio to 6.40% for the second quarter of 2001.

               Interest income for the six month period ended June 30, 2001 was $183.4 million compared to $165.6 million for the same time period last year. The increase of $17.8 million or 10.7% was primarily due to an increase of $30.2 million in interest income from loans partially offset by a $12.4 million decrease in interest income from securities. The primary reason for the increase in interest income from loans was a $793.3 million increase in the average balance of loans due to substantially the same reasons as previously discussed for the quarter. The decline in interest income from securities was due to a $309.3 million decrease in the average balance of securities and a 23 basis point decline in the average rate to 6.53% due to substantially the same reasons as previously stated for the quarter.

Interest Expense

               The Company's total interest expense was $54.1 million for the second quarter of 2001 compared to $49.1 million for the same time period last year. The $5.1 million or 10.3% increase was primarily due to a $4.1 million increase in interest expense for certificates of deposit. The increase in interest expense for certificates of deposits was due to a $238.9 million increase in the average balance of certificates of deposit and a 39 basis point increase in the average rate paid to 5.59%. The increase in the average balance of certificates of deposit was due to management's efforts to increase retail deposits as well as the changing mix of deposits. The increase in the average cost was primarily due to paying higher interest rates in light of current market conditions to attract and retain deposits.


               Interest expense for the six month period ending June 30, 2001 was $109.0 million compared to $94.8 million for the six months ended June 30, 2000. The increase of $14.2 million or 15.0% was due to an $8.9 million increase in interest expense for certificates of deposit and a $5.1 million increase in interest expense for borrowed funds. The increase in interest expense for certificates of deposit was due to a $243.8 million increase in the average balance of certificates of deposit and a 55 basis point increase in the average cost to 5.67%. The increase in interest expense on borrowed funds was due to a $229.4 million increase in the average balance of borrowings partially offset by a 15 basis point decline to 5.83% in the average cost of borrowings.

               The reasons for the increase in the average balance and average cost of certificates of deposits during the six-month period ended June 30, 2001 were substantially the same as those described above for the three-month period ended June 30, 2001. During the next six months, $571.8 million in certificates of deposit will mature with an average rate of 5.39% and management anticipates that a substantial portion of such CDs will be reinvested in new bank CDs with an average rate which will be 50 to 75 basis points lower. The increase in the average balance of borrowings was driven primarily by the funding needs of the Mortgage Company and management continues to de-emphasize its reliance on wholesale borrowings as a leverage strategy. Management anticipates, given the current lower interest rate environment and the scheduled repricing of $815.3 million in borrowings during the second half of the year, that the Company's average cost of borrowings will continue to decline during the second half of 2001.

Net Interest Income

               Net interest income for the second quarter of 2001 was $38.6 million, an increase of $3.4 million or 9.8% over the second quarter of 2000. The increase was due to an $8.5 million increase in interest income offset by a $5.1 million increase in interest expense. The increase in interest income was due to a $516.7 million increase in the average balance of interest earning assets partially offset by a six basis point decrease in the average yield from 7.25% to 7.19% for the second quarter of 2001. The increase in interest expense was due to an increase of $566.6 million in the average balance of interest bearing liabilities partially offset by an 18 basis point decrease in the average cost to 4.81%.

               The Company's net interest rate spread and net interest rate margin for the three-month period ended June 30, 2001 was 2.38% and 2.99%, respectively, compared to 2.27% and 3.03%, respectively, for the three-month period ending June 30, 2000.

               For the six-month period ending June 30, 2001 net interest income was $74.4 million, an increase of $3.6 million or 5.1% over the first six months of 2000. The increase was due to a $17.8 million increase in interest income offset by a $14.2 million increase in interest expense. The increase in interest income was due to a $492.5 million increase in the average balance of interest earning assets. The increase in interest expense was due to an increase of $523.2 million increase in the average balance of interest bearing liabilities and a six basis point increase in the average cost.

               The Company's interest rate spread and interest rate margin for the six-month period ending June 30, 2001 was 2.28% and 2.95%, respectively, compared to 2.34% and 3.10%, respectively, for the same time period last year.


               The Company's interest rate spread and interest rate margin continue to improve on a linked quarter basis primarily due to the improved interest rate environment. The net interest rate spread and margin has improved by 21 and nine basis, respectively, in the second quarter 2001 compared to the first quarter 2001. The Company anticipates that in the current interest rate environment, this trend will continue since the Company's liabilities reprice faster than its assets and the Company continues to retain a portion of the relatively higher yielding loans originated by the Mortgage Company to partially offset the decline in average yield on the interest earning asset resulting from the current interest rate environment.

Provision for Loan Losses

               The provision for loan losses for the second quarter of 2001 was $600,000 compared to a provision of $11,000 for the second quarter of 2000. For the six-month period ended June 30, 2001, the provision was $1.2 million compared to $29,000 for the comparable time period last year. As a result of the changing composition of the portfolio, management deemed it prudent to add $1.2 million to the allowance for loan losses in the first half of 2001. Management, in its review, monitors the mix of the portfolio and its inherent risks, the level of non-accruing loans and delinquencies, local economic conditions and current trends in regulatory supervision when determining the adequacy of the reserve.

               Non-accruing assets totaled $11.8 million at June 30, 2001 compared to $10.7 million at December 31, 2000. Non-accruing assets as a percent of total assets was .21% at June 30, 2001 compared to .20% at December 31, 2000. During the first six months of 2001 the allowance for loan losses was affected by chargeoffs of $1.5 million, recoveries of $480,000 and a provision of $1.2 million resulting in a balance of $14.8 million at June 30, 2001 compared to a balance of $14.7 million at December 31, 2000. The allowance for loan losses as a percentage of non-accruing loans was 134.6% at June 30, 2001. Management believes that the credit quality of the loan portfolio remains strong primarily due to our concentration of one-to-four family loans, sound credit underwriting standards for new loan originations, proactive procedures in addressing problem and non-accruing loans, as well as a continuing strong real estate market in the Bank's market area.

Other Income

               Other income which consists of service and fee income, loan fees and gains and net securities transactions was $25.7 million for the three months ended June 30, 2001 compared to $8.5 million for the three months ended June 30, 2000. The increase of $17.1 million was due to a $798,000 increase in service and fee income, a $15.4 million increase in loan fees and gains and a $943,000 increase in net securities gains. The increase in service and fee income is primarily due to the increase in deposit related fees resulting from increases in certain fee amounts, growth in deposits and increase in the volume of transactions. The increase in loan fees and gains is due primarily to the record volumes at the Mortgage Company resulting in an increase of $12.8 million in loan gains and $2.6 million in loan fees. The increase in net security gains reflects sales in the security portfolio under the favorable interest rate environment. Proceeds from these sales were used to fund loan originations at the Mortgage Company.

               For the six months ended June 30, 2001 other income was $42.2 million compared to $16.7 million for the six months ended June 2000. The increase of $25.5 million was due to a $1.6 million increase in service and fee income, a $22.7 million increase in loan fees and gains and a $1.2 million increase in net securities gains. The increase in service and fee income was due to the increase in deposit related fees primarily on uncollected and insufficient funds for checks due to the increase in that fee in the fourth quarter of last year. The increase in loan fees and gains was primarily due to gains of $19.3 million on loan sales by the Mortgage Company and an increase of $3.4 million in loan fees generated by the Mortgage Company. The increase in net securities gains was due to the current interest rate environment and the volume of sales to fund the activities of the Mortgage Company.


Total Other Expenses

               Total other expenses for the second quarter of 2001 were $38.7 million compared to $23.3 million the second quarter of 2000. The increase of $15.5 million was due to an increase of $4.8 million in personnel expense, $7.4 million in commission expense, $753,000 in occupancy and equipment expense and $1.8 million in other expenses. The increase in personnel expense was primarily due to a $3.8 million increase in personnel expense at the Mortgage Company due to a higher volume of loan closing due in part to additional offices which were established by the Mortgage Company volumes and expansion, a $476,000 increase in the ESOP expense for the Bank due to the current market value of the Company's stock and a $372,000 increase in salary expense at the Bank due primarily to normal merit pay increases. The increase in commission expense is primarily due to the record volumes at the Mortgage Company. The increase in occupancy and equipment expense was primarily due to the expansion at both the Bank and Mortgage Company. The increase at the Bank is $393,000 and the Mortgage Company $360,000. The increase at the Bank was driven by the six additional branch offices added in the second half of 2000 and the increase at the Mortgage Company is due to expanding the operations into an additional 13 states during the past twelve months. The increase in other expenses is due to the growth and record volumes of the Mortgage Company.

               Total other expenses for the first half of 2001 were $68.3 million compared to $45.6 million for the comparable time period last year. The increase of $22.7 million was due to a $6.3 million increase in personnel expense, a $10.4 million increase in commissions, a $1.6 million increase in occupancy and equipment expense and a $2.8 million increase in other expenses. The increase in personnel expense was primarily due to the growth of the
Mortgage Company resulting in an increase of $5.2 million and a $738,000 increase in the ESOP expense due to the increase in the market value of the Company's stock. The increase in commission expense was due to the expansion and record volumes at the Mortgage Company. The increase in occupancy and equipment expense was due to expansion at the Bank and Mortgage Company resulting in increases of $977,000 and $587,000, respectively. The increase in other expenses was due to the expansion and growth of the Mortgage Company.

Provision for Income Taxes

               The provision for income taxes for the second quarter of 2001 was $9.7 million compared to $7.9 million for the second quarter of 2000. The provision for the second quarter of 2001 included an additional provision by the Mortgage Company for various state taxes. For the six-month period ending June 30, 2001, the provision for income taxes was $17.9 million compared to $16.2 million for the comparable time period last year. The effective tax rate for the second quarter and year to date 2001 excluding the additional provision was 38.0% and 37.5%, respectively, compared to an effective tax rate of 38.7% for both comparable time periods last year.

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

               Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At June 30, 2001, the total approved loan origination commitments outstanding amounted to $600.6 million and the Mortgage Company had commitments of $509.6 million to sell loans to third party investors. At the same date the unadvanced portion of construction loans totaled $27.6 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2001 totaled $803.7 million. Investment securities scheduled to mature in one year or less at June 30, 2001 totaled $2.0 million and amortization from investments and loans is projected at $957.3 million over the next 12 months. Based on historical experience, the current pricing strategy and the strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with loan sales and security sales, to meet its current commitments. In the event the funds required exceed the funds generated by the Bank additional sources of funds such as reverse repurchase agreements, FHLB advances and overnight lines of credit are available to the Bank.

Capital

               At June 30, 2001, the Bank had regulatory capital which was well in excess of all regulatory requirements set by the OTS. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):


                         Required Capital         Actual Capital          Excess Capital
                        ------------------     -------------------    ---------------------
                         Amount    Percent       Amount    Percent     Amount      Percent
                        --------   -------     ---------   -------    --------    ---------
Tangible capital        $ 82,558    1.50%       $406,782    7.39%     $324,224     5.89%

Core capital            $220,269    4.00%       $409,640    7.44%     $189,371     3.44%

Risk-based capital      $233,222    8.00%       $423,594   14.53%     $190,372     6.53%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

               The Company's primary market risk continues to be market interest rate volatility due to the potential impact on net interest income and the market value of all interest-earning assets and interest-bearing liabilities resulting from changes in interest rates. The operation of the Company does not subject it to foreign exchange or commodity price risk and the Company does not own any trading assets. The real estate loan portfolio of the Company is concentrated primarily within the New York metropolitan area making it subject to the risks associated with the local economy. Management believes that there have been no material changes in the Company's market risk at June 30, 2001 as compared to December 31, 2000. For a complete discussion of the Company's asset and liability management market risk and interest rate sensitivity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Stockholders.

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

Item 2         Changes in Securities and Use of Proceeds
               -----------------------------------------
               Not applicable

Item 3         Defaults Upon Senior Securities
               -------------------------------
               Not applicable

Item 4         Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               Not applicable

Item 5         Other Information
               -----------------
               Not applicable

Item 6         Exhibits and Reports on Form 8K
               -------------------------------
               None

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             STATEN ISLAND BANCORP, INC.



Date:  August 14, 2001       By: /s/ Harry P. Doherty
       ---------------           -----------------------------------------
                                 Harry P. Doherty, Chairman of the Board
                                 and Chief Executive Officer


Date:  August 14, 2001       By: /s/ Edward Klingele
       ---------------           -----------------------------------------
                                 Edward Klingele, Sr. Vice President
                                 and Chief Financial Officer