Form 10-Q
period 2001-09-30
STATEN ISLAND BANCORP INC
filed 2001-11-14
CIK 1042801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


             For the Transition period from __________ to __________


                         Commission File Number 1-13503


                           Staten Island Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                             Delaware                         13-3958850
---------------------------------------------------      ---------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
           or organization)                              Identification Number)


          15 Beach Street
       Staten Island, New York                                  10304
--------------------------------------------            ---------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 31,560,889 shares of Common Stock outstanding as of November 9, 2001.


Table of Contents                                                                       PAGE
-----------------                                                                       ----

Part 1                  Financial Information

      Item 1  Financial Statements

              Unaudited Statements of Condition
              (As of September 30, 2001 and December 31, 2000)                           1

              Unaudited Statements of Income
                             (For three and nine months ended September 30, 2001 and
                              three and nine months ended September 30, 2000)            2

              Unaudited Statement of Changes in Stockholders' Equity
                             (For nine months ended September 30, 2001)                  3
              Unaudited Statements of Cash Flows
                              (For the nine months ended September 30, 2001 and 2000)    4

              Notes to Unaudited Consolidated Financial Statements                       5

      Item 2  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                             14

      Item 3  Quantitative and Qualitative Disclosures About Market Risk                 23


Part II    Other Information

      Item 1  Legal Proceedings                                                          24
              -----------------

      Item 2  Changes in Securities and Use of Proceeds                                  24
              -----------------------------------------
      Item 3  Defaults Upon Senior Securities                                            24
              -------------------------------

      Item 4  Submission of Matters to a Vote of Security Holders                        24
              ---------------------------------------------------

      Item 5  Other Information                                                          24
              -----------------

      Item 6  Exhibits and Reports on Form 8-K                                           24
              --------------------------------

                          Signatures                                                     25


                        STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CONDITION



                                                         September 30, 2001     December 31, 2000
                                                         ------------------     -----------------
                                                                      (000's omitted)
                                                                         unaudited

ASSETS:
Cash and due from banks ...............................      $   106,343           $    92,103
Federal funds sold ....................................           28,000                12,000
Securities available for sale .........................        1,614,091             1,888,946
Loans, net ............................................        2,846,688             2,847,660
Loans held for sale, net ..............................          800,179               116,163
Accrued interest receivable ...........................           32,177                30,905
Bank premises and equipment, net ......................           32,652                31,883
Intangible assets, net ................................           59,351                62,447
Other assets ..........................................          179,171               158,757
                                                             -----------           -----------
Total assets ..........................................      $ 5,698,652           $ 5,240,864
                                                             ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Due Depositors-
Savings ...............................................      $   811,691           $   760,238
Certificates of deposits ..............................        1,036,287               947,584
Money market ..........................................          273,754               142,394
NOW accounts ..........................................          101,174                94,699
Demand deposits .......................................          457,585               400,298
                                                             -----------           -----------
Total deposits ........................................        2,680,491             2,345,213
Borrowed funds ........................................        2,368,065             2,241,011
Advances from borrowers for taxes and insurance .......           16,830                11,534
Accrued interest and other liabilities ................           71,730                57,574
                                                             -----------           -----------
Total liabilities .....................................        5,137,116             4,655,332
                                                             -----------           -----------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share, 100,000,000
shares authorized, 45,130,312 issued and 31,897,789
outstanding at September 30, 2001 and 45,130,312 issued
and 34,920,987 outstanding at December 31, 2000........              451                   451
Additional paid-in-capital ............................          542,753               537,744
Retained earnings-substantially restricted ............          324,059               291,345
Unallocated common stock held by ESOP .................          (30,902)              (32,962)
Unearned common stock held by RRP .....................          (14,396)              (19,784)
Treasury stock (13,232,523 shares at September 30, 2001
and 10,209,325 at December 31, 2000), at cost .........         (270,555)             (188,321)
                                                             -----------           -----------
                                                                 551,410               588,473
Accumulated other comprehensive income, net of taxes ..           10,126                (2,941)
                                                             -----------           -----------
Total stockholders' equity ............................          561,536               585,532
                                                             -----------           -----------
Total liabilities and stockholders' equity ............      $ 5,698,652           $ 5,240,864
                                                             ===========           ===========

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 For the Three Months         For the Nine Months
                                                                  Ended September 30,         Ended September 30,
                                                             ---------------------------    -------------------------
                                                                  2001          2000           2001          2000
                                                             ---------------------------    -------------------------
                                                                 (000's omitted, except per share and share data)
                                                                                      unaudited
Interest Income:
Loans ..................................................      $  66,721      $  53,965      $ 190,552      $ 147,574
Securities, available for sale .........................         27,034         32,283         85,952        103,610
Federal funds sold .....................................            222            292            855            966
                                                              ---------      ---------      ---------      ---------
   Total interest income ...............................         93,977         86,540        277,359        252,150
                                                              ---------      ---------      ---------      ---------

Interest Expense:
Savings and escrow .....................................          4,644          5,062         13,521         15,059
Certificates of deposits ...............................         13,101         11,959         41,237         31,157
Money market and NOW ...................................          3,052          1,513          7,180          4,405
Borrowed funds .........................................         31,276         34,616         99,098         97,306
--------------------------------------------------------      ---------      ---------      ---------      ---------
   Total interest expense ..............................         52,073         53,150        161,036        147,927
                                                              ---------      ---------      ---------      ---------
   Net interest income .................................         41,904         33,390        116,323        104,223
Provision for Loan Losses ..............................          2,600             12          3,800             41

                                                              ---------      ---------      ---------      ---------
     Net interest income after provision for loan losses         39,304         33,378        112,523        104,182

Other Income (Loss):
Service and fee income .................................          4,793          4,262         14,384         12,244
Loan fees and gains ....................................         30,162          8,329         62,757         18,218
Securities transactions ................................             61            416             64           (742)
                                                              ---------      ---------      ---------      ---------
                                                                 35,016         13,007         77,205         29,720

Other Expenses:
Personnel ..............................................         16,131         11,183         44,594         33,362
Commissions ............................................         12,802          3,414         27,535          7,722
Occupancy and equipment ................................          3,248          2,504          9,504          7,196
Amortization of intangible assets ......................          1,373          1,340          4,191          3,904
Data processing ........................................          1,528          1,353          4,518          3,896
Marketing ..............................................            600            495          2,061          1,485
Professional fees ......................................          1,225            572          2,671          1,642
Other ..................................................          6,539          3,925         16,677         11,218
                                                              ---------      ---------      ---------      ---------
   Total other expenses ................................         43,446         24,786        111,751         70,425
                                                              ---------      ---------      ---------      ---------
   Income before provision for income taxes ............         30,874         21,599         77,977         63,477

Provision for Income Taxes .............................         12,200          7,938         30,144         24,157
                                                              ---------      ---------      ---------      ---------
Net Income .............................................      $  18,674      $  13,661      $  47,833      $  39,320
                                                              =========      =========      =========      =========


Earnings Per Share:
Basic ..................................................      $    0.62      $    0.41      $    1.57      $    1.16
Fully Diluted ..........................................      $    0.61      $    0.41      $    1.55      $    1.16


                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY


                                                                Unallocated
                                                                  Common        Unearned
                                         Common      Paid-In       Stock          RRP        Treasury   Comprehensive    Retained
                                          Stock      Capital    Held by ESOP     Shares        Stock        Income        Income
                                     -----------------------------------------------------------------------------------------------
                                                                                          (000's omitted)
Balance January 1, 2001 ..........    $     451    $ 537,744    $ (32,962)    $ (19,784)    $(188,321)                 $ 291,345

Change in unrealized
appreciation (depreciation)
on securities, net of tax ........           --           --           --            --            --        13,067           --

Allocation of 171,678 ESOP shares            --        2,473        2,060            --            --            --           --

Vesting of 295,065 RRP shares ....           --        2,162           --         5,388            --            --           --

Exercise of 128,229 stock options            --          374           --            --         2,507            --          367

Treasury stock (3,151,427) at cost           --           --           --            --       (84,741)           --           --

Net Income .......................           --           --           --            --            --        47,833       47,833
                                                                                                           --------
                                             --           --           --            --            --        60,900           --

Dividends paid ...................           --           --           --            --            --            --      (15,486)


Balance September 30, 2001 .......    $     451    $ 542,753    $ (30,902)    $ (14,396)    $(270,555)                 $ 324,059
====================================================================================================================================

                                    Accumulated
                                       Other
                                    Comprehensive
                                       Income        Total
                                   -------------------------

Balance January 1, 2001 ..........  $  (2,941)    $ 585,532

Change in unrealized
appreciation (depreciation)
on securities, net of tax ........      13,067       13,067

Allocation of 171,678 ESOP shares           --        4,533

Vesting of 295,065 RRP shares ....          --        7,550

Exercise of 128,229 stock options           --        3,248

Treasury stock (3,151,427) at cost          --      (84,741)

Net Income .......................          --       47,833

                                            --           --

Dividends paid ...................          --      (15,486)

                                                  ----------
Balance September 30, 2001 .......  $  10,126     $ 561,536
============================================================

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                              2001            2000
                                                              ----            ----
                                                                (000's omitted)
                                                                   unaudited
Cash Flows From Operating Activities:
Net Income .........................................    $    47,833     $    39,320
Adjustments to reconcile net income to net cash
 provided by operating activities----
Depreciation and amortization ......................          3,001           2,401
Amortization of bond and mortgage premiums .........             27          (1,157)
Amortization of intangible assets ..................          4,191           3,904
Loss (Gain) on sale of available for sale securities            (64)            742
Other noncash income ...............................         (2,199)         (5,820)
Expense charge relating to allocation and earned
portions of employee benefit plan ..................          7,491           6,420
Provision for possible loan losses .................          3,800              41
Decrease in deferred loan fees .....................           (299)         (3,768)
Decrease (increase) in accrued interest receivable .         (1,272)            777
Increase in other assets ...........................        (33,287)         (9,267)
Increase in accrued interest and other liabilities .         14,947          13,939
Decrease in deferred income taxes ..................          2,069             364
Recoveries of loans ................................            633             835
                                                        ---------------------------
Net cash provided by operating activities ..........         46,871          48,731
                                                        ---------------------------

Cash Flows From Investing Activities:
Maturities of available for sale securities ........        351,144         161,468
Sales of available for sale securities .............        208,772         259,721
Purchases of available for sale securities .........       (259,495)        (77,663)
Principal collected on loans .......................      1,142,047         267,530
Loans made to customers ............................     (3,145,556)     (1,267,321)
Purchases of loans .................................       (348,765)        (26,986)
Sales of loans .....................................      1,668,543         505,704
Capital expenditures ...............................         (3,229)         (4,633)
Acquisition of FSB, net of cash acquired ...........             --         (46,688)
                                                        ---------------------------
Net cash used in investing activities ..............       (386,539)       (228,868)
                                                        ---------------------------

Cash Flows From Financing Activities:
Net increase in deposit accounts ...................        340,574         165,012
Borrowings .........................................        127,054          75,167
Dividends paid .....................................        (15,486)        (13,790)
Purchase of Treasury Stock .........................        (82,234)        (52,509)
                                                        ---------------------------
Net cash provided by financing activities ..........        369,908         173,880
                                                        ---------------------------
Net decrease in cash and cash equivalents ..........         30,240          (6,257)

Cash and equivalents, beginning of year ............        104,103         101,398
                                                        ---------------------------
Cash and equivalents, end of period ................    $   134,343     $    95,141
                                                        ===========================

Supplemental Disclosures Of Cash Flow Information:
Cash paid for-
Interest ...........................................    $   164,466     $   138,157
Income taxes .......................................    $    19,666     $    21,181

Acquisition of FSB
Fair value of assets acquired ......................             --     $   370,579
Fair value of liabilities acquired .................             --     $   331,280


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

               The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

               In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

Business

               Staten Island Bancorp, Inc. is the holding company for SI Bank & Trust. The Bank, which is a traditional full service community oriented bank, operates seventeen full service branches and three limited service branches on Staten Island, two full service branches in Brooklyn, five full service branches in Ocean County, New Jersey, two full service branches in Monmouth County, New Jersey, three full service branches in Union County, New Jersey and one full service branch in Middlesex County, New Jersey. The Bank also has a lending center and a Trust Department on Staten Island. Commercial lending offices are also located in Bay Ridge, Brooklyn and the Howell, New Jersey branch.

               The Mortgage Company does business as Ivy Mortgage and is headquartered in Branchburg, New Jersey. The Mortgage Company originates loans in 42 states and sells them to investors generating fee income for the Bank. The Bank, in its efforts to manage interest rate risk and maintain yields, retains for its own portfolio certain adjustable rate mortgage loans ("ARMS") originated by the Mortgage Company in order to supplement the ARMS originated directly by the Bank.

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

The Bank has the following wholly owned subsidiaries:

               The Mortgage Company was incorporated in the State of New Jersey in 1998. The Mortgage Company was formed to purchase substantially all of the assets of Ivy Mortgage Corp. The Mortgage Company currently originates loans in 42 states and, as of September 30, 2001, had assets totaling $1.1 billion of which $800.2 million were loans held for sale, net. As of September 30, 2001, the Mortgage Company held $87.6 million of residential loans in its own portfolio for investment and the Bank holds in its portfolio $223.0 million in higher yielding residential ARMS which were originated by the Mortgage Company.

               SIFC is a wholly owned subsidiary of SIBIC, incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust ("REIT"). The assets of SIFC totaled $667.8 million at September 30, 2001.

               SIBIC was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at September 30, 2001 were $901.3 million.

               SIBFSC was incorporated in the State of New York in January 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI USA Mutual Life Insurance Co. The assets of SIBFSC were $658,000 as of September 30, 2001.


New Accounting Pronouncement

               On June 29, 2001, the FASB issued SFAS No. 141 "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Company will apply this new pronouncement on a prospective basis.

               On June 29, 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This Statement supersedes APB Opinion No. 17, "Intangible Assets." Under the new standard goodwill will no longer be subject to amortization over its estimated useful life. Rather goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. An acquired intangible asset would be separately recognized if the benefit of the intangible assets is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirers intent to do so. All of the provisions of this Statement should be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. The balance in goodwill at September 30, 2001 was $56.2 million of which

$2.5 million are deposit intangibles which will continue to be amortized. The projected amortization expense for goodwill in the year 2001 is $5.6 million compared to $490,000 in the year 2002.


Earnings Per Share

               Earnings per share are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, adjusted for the unallocated portion of shares held by the ESOP and unearned RRP shares in accordance with the Statement of Positions 93-6. The following table is a reconciliation of the earnings per share calculation for the three and nine months ended September 30, 2001 and 2000.

                        Earnings Per Share Reconciliation

                                                                    Weighted
                                                                     Average
                                                                      Shares                    Per Share
                                               Net Income          Outstanding                   Amount
                                         -----------------------------------------------------------------
                                                            (Dollars and shares in thousands,
                                                                except per share amounts)

                                                        Three Months ended September 30, 2001
                                         -----------------------------------------------------------------
Basic EPS
Net income                                        $ 18,674                   29,895                $ 0.62
Effect of Dilutive Securities
Incremental shares from assumed
exercise of outstanding options                                                 360               $ (0.01)
                                         ------------------       ------------------       ---------------
Diluted EPS                                       $ 18,674                   30,255                $ 0.61
                                         ==================       ==================       ===============

                                                        Three Months ended September 30, 2000
                                         -----------------------------------------------------------------
Basic EPS
Net income                                        $ 13,661                   33,083                $ 0.41
Effect of Dilutive Securities
Incremental shares from assumed
exercise of outstanding options                                                  --                    --
                                         ------------------       ------------------       ---------------
Diluted EPS                                       $ 13,661                   33,083                $ 0.41
                                         ==================       ==================       ===============

                                                        Nine Months ended September 30, 2001
                                         -----------------------------------------------------------------
Basic EPS
Net income                                        $ 47,833                   30,538                $ 1.57
Effect of Dilutive Securities
Incremental shares from assumed
exercise of outstanding options                                                 234               $ (0.02)
                                         ------------------       ------------------       ---------------
Diluted EPS                                       $ 47,833                   30,772                $ 1.55
                                         ==================       ==================       ===============

                                                        Nine Months ended September 30, 2000
                                         -----------------------------------------------------------------
Basic EPS
Net income                                        $ 39,320                   33,943                $ 1.16
Effect of Dilutive Securities
Incremental shares from assumed
exercise of outstanding options                                                  --                    --
                                         ------------------       ------------------       ---------------
Diluted EPS                                       $ 39,320                   33,943                $ 1.16
                                         ==================       ==================       ===============

Securities - Available for Sale. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities of the Company at September 30, 2001 and December 31, 2000.

                                                            September 30, 2001         December 31, 2000
                                                        ------------------------    ------------------------
                                                         Amortized        Fair        Amortized       Fair
                                                           Cost           Value          Cost         Value
Bonds - Available For Sale                              ----------    ----------     ----------    ----------
--------------------------                                                  (000's omitted)
U.S. Treasuries .....................................    $    2,046    $    2,105    $    4,340    $    4,393
Govt. Sponsored Agencies ............................        55,466        56,884       174,011       173,693
Industrial and Finance ..............................       167,511       157,471       170,230       157,647
Foreign .............................................           250           250           250           250
                                                         ----------    ----------    ----------    ----------
Total Debt Securities ...............................       225,273       216,710       348,831       335,983
                                                         ----------    ----------    ----------    ----------

G.N.M.A. - M.B.S ....................................        11,631        12,091        14,264        14,632
F.H.L.M.C. - M.B.S ..................................       322,563       332,189       317,450       319,482
F.N.M.A. - M.B.S ....................................       332,414       340,765       380,578       383,114
Agency C.M.O.'s .....................................       172,050       175,635       223,224       221,267
Privately Issued C.M.O.'s ...........................       371,095       376,319       412,374       410,752
                                                         ----------    ----------    ----------    ----------
Total Mortgage-Backed and Mortgage Related Securities     1,209,753     1,236,999     1,347,890     1,349,247
                                                         ----------    ----------    ----------    ----------

                                                         ----------    ----------    ----------    ----------
 Total Bonds - Available For Sale ...................     1,435,026     1,453,709     1,696,721     1,685,230
                                                         ----------    ----------    ----------    ----------


                                                         Amortized        Fair        Amortized       Fair
                                                           Cost           Value          Cost         Value
Equity Securities                                       ----------    ----------    ----------    ----------
-----------------
Preferred Stock .........................................    20,352        19,621        69,913        62,888
Common Stock ............................................   109,860       110,081        98,632       105,084
IIMF Capital Appreciation Fund ..........................    29,380        30,680        29,337        35,744
                                                         ----------    ----------    ----------    ----------
Total Equity Securities .................................   159,592       160,382       197,882       203,716
                                                         ----------    ----------    ----------    ----------
Total Investments .......................................$1,594,618    $1,614,091    $1,894,603    $1,888,946
                                                         ==========    ==========    ==========    ==========

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loans at the dates indicated.


                            September 30, 2001   December 31, 2000
                            --------------------------------------
                                    (Dollars in Thousands)
Mortgage loans:
Single-family residential       $ 2,112,947       $ 2,206,972
Multi-family residential             48,360            49,034
Commercial real estate              316,417           307,407
Construction and land               248,872           152,956
Home equity                          12,391            10,699
                                -----------       -----------
Total mortgage loans              2,738,987         2,727,068

Other loans:
Student loans                           243               333
Passbook loans                        7,321             6,237
Commercial business loans            46,008            52,980
Other consumer loans                 60,217            63,984
                                -----------       -----------
Total other loans                   113,789           123,534

                                -----------       -----------
Total loans receivable            2,852,776         2,850,602
Less:
Premium on loans purchased            5,271             5,713
Allowance for loan losses           (17,043)          (14,638)
Deferred loan costs                   5,684             5,983
                                -----------       -----------
Loans receivable, net           $ 2,846,688       $ 2,847,660
                                ===========       ===========

Delinquent Loans: The following table sets forth information concerning loans at September 30, 2001 on which the Company is accruing interest and as a percentage of each category of the Company's loan portfolio. The amount presented represents the total outstanding principal of related loans, rather than the actual payment amounts which are past due.

                                                                     September 30, 2001
                                  ----------------------------   ---------------------------    ---------------------------

                                           30-59 Days                     60-89 Days                  90 Days or More
                                  ----------------------------   ---------------------------    ---------------------------
                                               Percent of Loan               Percent of Loan                Percent of Loan
                                  Amount          Category        Amount         Category        Amount         Category
                                  -------         --------       -------         --------       -------         -------
                                                                    (Dollars in Thousands)
Mortgage loans:
 Single-family residential        $17,723            0.84%      $ 4,973            0.24%      $ 6,134            0.29%
 Multi-family residential             259            0.54%           --            0.00%           --            0.00%
 Commercial real estate             4,110            1.30%          444            0.14%           --            0.00%
 Construction and land              8,929            3.59%          843            0.34%           --            0.00%
 Home equity                          100            0.81%          202            1.63%           23            0.19%
                                  -------         -------       -------         -------       -------         -------
  Total mortgage loans             31,121            1.14%        6,462            0.24%        6,157            0.22%

Other loans:
 Commercial business loans            457            0.99%          541            1.18%          431            0.94%
 Other loans                        2,782            4.10%        1,205            1.78%          271            0.40%
                                  -------         -------       -------         -------       -------         -------
  Total other loans                 3,239            2.85%        1,746            1.53%          702            0.62%

                                  -------         -------       -------         -------       -------         -------
  Total delinquent loans          $34,360            1.20%      $ 8,208            0.29%      $ 6,859            0.24%
                                  =======         =======       =======         =======       =======         =======

Total delinquent loans
----------------------
June 30, 2001                     $23,166            0.84%      $11,223            0.41%      $ 8,528            0.31%
March 31, 2001                    $27,843            0.95%      $ 8,934            0.31%      $ 7,683            0.26%
December 31, 2000                 $16,159            0.57%      $ 5,141            0.18%      $ 7,068            0.25%


Loans Past Due 90 Days or More and Still Accruing And Non-Accruing Assets. The following table sets forth information with respect to, non-accruing loans, other real estate owned, repossessed assets, and loans past due 90 days or more and still accruing.


                                                        September 30, 2001   December 31, 2000
                                                        ------------------   ------------------
                                                                     (000's omitted)
Non-Accruing Assets
 Mortgage loans:
Single-family residential                                   $ 7,780                $ 3,335
Multi-family residential                                        351                    340
Commercial real estate                                        4,147                  2,979
Construction and land                                         1,114                    524
Home equity                                                      43                      5
 Other loans:
Commercial business loans                                       829                  1,482
Other consumer loans                                            267                  1,111
                                                            -------                -------

Total non-accrual loans                                      14,531                  9,776
Other real estate owned and repossessed assets, net           1,100                    893
                                                            -------                -------
Total non-accruing assets                                    15,631                 10,669

Loans past due 90 days or more and still accruing             6,859                  7,068
Non-accruing assets and loans past due 90 days
                                                            -------                -------
or more and still accruing                                  $22,490                $17,737
                                                            =======                =======


Non-accruing assets to total loans                             0.55%                  0.37%
Non-accruing assets to total assets                            0.27%                  0.20%
Non-accruing loans to total loans                              0.51%                  0.34%
Non-accruing loans to total assets                             0.25%                  0.19%

Allowance for Loan losses. The following table set forth the activity in the Bank's allowance for loan losses during the periods indicated.


                                                      Nine Months Ended            Year Ended
                                                         September 30,            December 31,
                                                   ----------------------------  --------------
                                                    2001             2000             2000
                                                   -------          -------          -------
                                                                (000's omitted)
Allowance at beginning of period                   $14,638          $14,271          $14,271
Provisions                                           3,800               41              652
Increase as a result of acquisition                     --              847              847
Charge-offs:
Mortgage loans:
   Construction, land and land development              --                6                6
   Single-family residential                            67               88              120
   Multi-family residential                             --               --               --
   Commercial real estate                               --              134              134
Other loans                                          1,961            1,221            1,926
                                                   -------          -------          -------
   Total charge-offs                                 2,028            1,449            2,186
Recoveries:
Mortgage loans:
   Construction, land and land development              --               --               --
   Single-family residential                           129               17               19
   Multi-family residential                             --               --               --
   Commercial real estate                               --               27               27
Other loans                                            504              791            1,008
                                                   -------          -------          -------
   Total recoveries                                    633              835            1,054
                                                   -------          -------          -------
Allowance at end of period                         $17,043          $14,545          $14,638
                                                   =======          =======          =======

Allowance for possible loan losses
to total non-accruing loans at
end of period                                       117.29%          129.51%          149.73%

Allowance for possible loan losses
to total loans at end of period                       0.60%            0.53%            0.51%


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

Changes in Financial Condition

The Company recorded total assets of $5.7 billion at September 30, 2001, an increase of $457.8 million or 8.7% compared to total assets of $5.2 billion at December 31, 2000. The primary reason for this increase is a $684.0 million increase in loans held for sale, net, partially offset by a $274.9 million decrease in the securities portfolio. Record loan originations of $3.1 billion including $2.5 billion at the Mortgage Company continues to drive the growth in loans held for sale, net. The record loan originations are due to the current interest rate environment and the Mortgage Company's expansion. The Mortgage Company now operates in 42 states and anticipates this level of originations to continue through the first quarter of 2002. The funding for loans held for sale, net was partially provided by sales, scheduled amortization payments and prepayments from the securities and net loan portfolios.

               Total deposits at September 30, 2001 were $2.7 billion compared to $2.3 billion at December 31, 2000. The increase of $335.3 million or 14.3% was due to a $131.4 million increase in money market accounts, an $88.7 million increase in certificates of deposit and a $57.3 million increase in non-interest bearing DDA accounts. The increase in money market accounts is primarily due to the introduction of a higher yielding money market account in April of this year. The increase in certificates of deposit was due to growth in retail certificates of deposit as a result of the Company's current emphasis on deposit generation through competitive rates. The Bank occasionally will use brokered CD's to supplement retail deposits in raising funds for financing and liquidity needs. At September 30, 2001 the Bank had $75.2 million in brokered CD's and anticipates this amount increasing based on the funding needs of the Mortgage Company. The growth in non-interest bearing DDA accounts was primarily due to the Bank's continued business development efforts and the expansion of our presence in our New Jersey markets. Core deposits, which consist of non-interest bearing DDA accounts, savings, NOW and money market accounts, totaled $1.6 billion or 61.3% of total deposits at September 30, 2001. Of this amount, non-interest bearing DDA accounts totaled $457.6 million or 17.1% of deposits and savings accounts totaled $811.7 million or 30.3% of deposits at September 30, 2001.

               Borrowed funds as of September 30, 2001 were $2.4 billion compared to $2.2 billion at December 31, 2000. The increase of $127.1 million was primarily used to fund originations of the loans held for sale, net at the Mortgage Company. Borrowings consist of advances from the Federal Home Loan Bank ("FHLB") of $1.5 billion and reverse repurchase agreements with the FHLB and nationally recognized brokerage firms of $833.0 million.

               Stockholders' equity amounted to $561.5 million at September 30, 2001 compared to $585.5 million at December 31, 2000. Stockholders' equity as a percent of assets was 9.9% at September 30, 2001 and 11.2% at December 31, 2000. The decrease of $24.0 million in stockholders' equity was due to the use of $84.7 million to repurchase 3.2 million shares of stock and an aggregate cash dividend payment of $15.5 million. These two decreases were partially offset by net income of $47.8 million, an allocation of ESOP and RRP shares resulting in an increase of $12.1 million, the exercise of 128,229 stock options resulting in an increase of $3.2 million and a decrease of $13.1 million in unrealized depreciation on securities available for sale, net of taxes. The tangible book value per share was $15.74 at September 30, 2001 compared to $14.98 at December 31, 2000.

Results of Operations

               The Company reported net income of $18.7 million or $0.61 per fully diluted share for the three months ended September 30, 2001, compared to net income of $13.7 million or $0.41 per fully diluted share for the three months ended September 30, 2000. Cash earnings for the third quarter of 2001 were $21.6 million or $0.71 per fully diluted share compared to cash earnings of $16.5 million or $0.49 per fully diluted share for the same time period last year. The increase of $0.20 in fully diluted earnings per share represents a 48.8% increase and the $0.22 increase in cash earnings per share ("EPS") represents a 44.9% increase. Cash earnings represent the Company's net income increased by adding back non-cash expenses net of applicable taxes related to the ESOP and RRP and the amortization of goodwill. Core earnings which represent the Company's earnings excluding securities gains and losses, net of taxes were $0.61 per fully diluted share for the current third quarter compared to $0.40 per fully diluted share, an increase of 52.5% over the third quarter of 2000.


               Net income for the nine months ended September 30, 2001 was $47.8 million or $1.55 per fully diluted share, an increase of 33.6% on an EPS basis compared to net income of $39.3 million or $1.16 per fully diluted share for the comparable time period last year. Cash earnings were $56.6 million or $1.84 per fully diluted share for the nine months ended September 30, 2001, an increase of 32.4% on an EPS basis over cash earnings of $47.2 million or $1.39 per fully diluted share for the first nine months of 2000. Core earnings per fully diluted share for the nine months ended September 30, 2001 were $1.55, an increase of 32.5% over $1.17 per fully diluted share for the same time period last year.

               The return on average equity and average assets for the three months ended September 30, 2001 was 12.93% and 1.30%, respectively, compared to 9.70% and 1.09%, respectively, for the same time period last year. The return on average equity and average assets for the nine month period ending September 30, 2001 was 11.15% and 1.15%, respectively, compared to 9.42% and 1.08%, respectively, for the same time period last year.

               The increase in net income for the quarter ended September 30, 2001 compared to the same quarter one year ago was due to an increase in other income of $22.0 million and an increase in net interest income of $8.5 million. These increases were partially offset by an increase of $18.7 million in total other expenses, an increase of $4.3 million in the provision for income taxes and an increase of $2.6 million in the provision for loan losses.

               For the nine months ended September 30, 2001, the increase in net income compared to the first nine months of 2000 was due to a $47.5 million increase in other income and a $12.1 million increase in net interest income. These increases were partially offset by a $41.3 million increase in total other expenses, a $6.0 million increase in the provision for income taxes and a $3.8 million increase in the provision for loan losses.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                                                             Three Months Ended September 30,
                                               -------------------------------------------------------------------------------------
                                                                 2001                                       2000
                                               ----------------------------------------   ------------------------------------------
                                                                               Average                                    Average
                                                 Average                       Yield/       Average                        Yield/
                                                 Balance         Interest       Cost        Balance        Interest         Cost
                                               -----------    ------------  -----------   -----------     -----------    -----------
                                                                            (000's omitted)
Interest-earning assets:
Loans receivable (1):
Real estate loans                               $3,445,149     $   64,162         7.39%   $2,670,250       $   51,294         7.62%
Other loans                                        113,393          2,559         8.95%      108,277            2,671         9.79%
                                                ----------     ----------                 ----------       ----------
   Total loans                                   3,558,542         66,721         7.44%    2,778,527           53,965         7.71%
Securities                                       1,680,739         27,034         6.38%    1,951,441           32,283         6.56%
Other interest-earning assets (2)                   39,428            222         2.24%       20,707              292         5.60%
                                                ----------     ----------                 ----------       ----------
Total interest-earning assets                    5,278,709         93,977         7.06%    4,750,675           86,540         7.23%
                                                                                                           ----------
Noninterest-earning assets                         421,983                                   250,194
                                                ----------                                ----------
Total assets                                    $5,700,692                                $5,000,869
                                                ==========                                ==========


Interest-bearing liabilities:
Deposits:
NOW and money market deposits                      358,101          3,052         3.38%      222,021            1,513         2.70%
Savings and escrow accounts                        820,782          4,644         2.24%      799,758            5,062         2.51%
Certificates of deposits                         1,013,335         13,101         5.13%      856,055           11,959         5.54%
                                                ----------     ----------                 ----------       ----------
   Total deposits                                2,192,218         20,797         3.76%    1,877,834           18,534         3.92%
Total other borrowings                           2,410,145         31,276         5.15%    2,161,026           34,616         6.35%
                                                ----------     ----------                 ----------       ----------
Total interest-bearing liabilities               4,602,363         52,073         4.49%    4,038,860           53,150         5.22%
                                                ----------     ----------                 ----------       ----------
Noninterest-bearing liabilities (3)                525,278                                   401,871
                                                ----------                                ----------
Total liabilities                                5,127,641                                 4,440,731
Stockholder's equity                               573,051                                   560,138
                                                ----------                                ----------
Total liabilities and stockholders' equity      $5,700,692                                $5,000,869
                                                ==========
Net interest-earning assets                     $  676,346                                $  711,815
                                               ===========     ----------                 ==========       ----------
Net interest income/interest rate spread                       $   41,904         2.57%                    $   33,390         2.01%
                                                               ==========       ======                     ==========        =====

Net interest margin                                                               3.15%                                       2.79%
                                                                                ======                                      ======
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                      114.70%                                     117.62%
                                                                                ======                                      ======



                                                                              Nine Months Ended September 30,
                                               -------------------------------------------------------------------------------------
                                                                 2001                                       2000
                                               ----------------------------------------   ------------------------------------------
                                                                               Average                                    Average
                                                 Average                       Yield/       Average                        Yield/
                                                 Balance         Interest       Cost        Balance        Interest         Cost
                                               -----------    ------------  -----------   -----------     -----------    -----------
                                                                            (000's omitted)

Interest-earning assets:
Loans receivable (1):
Real estate loans                               $3,231,687     $  182,406         7.55%   $2,454,204       $  139,940         7.62%
Other loans                                        116,791          8,146         9.33%      105,030            7,634         9.72%
                                                ----------     ----------                 ----------       ----------
   Total loans                                   3,348,478        190,552         7.61%    2,559,234          147,574         7.71%
Securities                                       1,772,115         85,952         6.48%    2,068,620          103,610         6.70%
Other interest-earning assets (2)                   35,381            855         3.23%       23,439              966         5.51%
                                                ----------     ----------                 ----------       ----------
Total interest-earning assets                    5,155,974        277,359         7.19%    4,651,293          252,150         7.25%
                                                ----------     ----------                                  ----------
Noninterest-earning assets                         386,453                                  231,380
                                                ----------                                ----------
Total assets                                    $5,542,427                                $4,882,673
                                                ==========                                ==========


Interest-bearing liabilities:
Deposits:
NOW and money market deposits                      297,520          7,180         3.23%      217,361            4,405         2.71%
Savings and escrow accounts                        804,935         13,521         2.25%      798,986           15,059         2.52%
Certificates of deposits                         1,004,515         41,237         5.49%      789,770           31,157         5.27%
                                                ----------     ----------                 ----------       ----------
   Total deposits                                2,106,970         61,938         3.93%    1,806,117           50,621         3.75%
Total other borrowings                           2,366,795         99,098         5.60%    2,130,695           97,306         6.11%
                                                ----------     ----------                 ----------       ----------
Total interest-bearing liabilities               4,473,765        161,036         4.81%    3,936,812          147,927         5.02%
                                                ----------     ----------                 ----------       ----------
Noninterest-bearing liabilities (3)                494,998                                   388,286
                                                                                          ----------
Total liabilities                                4,968,763                                 4,325,098
Stockholder's equity                               573,664                                   557,575
                                                ----------                                ----------
Total liabilities and stockholders' equity      $5,542,427                                $4,882,673
                                                ==========                                ==========
Net interest-earning assets                     $  682,209                                $  714,481
                                                ==========                                ==========       ----------
Net interest income/interest rate spread        $  116,323                        2.38%                    $  104,223         2.22%
                                                                               =======                     ==========       ======

Net interest margin                                                               3.02%                                       3.00%
                                                                               =======                                      ======
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                      115.25%                                     118.15%
                                                                               =======                                      ======

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

                                                    Three Months Ended September 30,                  Year to Date September 30,
                                          ----------------------------------------------------------------------------------------
                                                          2001 compared to 2000                          2001 compared to 2000
                                          ------------------------------------------------------    ------------------------------
                                                 Increase (decrease) due to                           Increase (decrease) due to
                                          --------------------------------------        Total       -----------------------------
                                                                          Rate/     Net Increase                        Rate/
                                               Rate        Volume        Volume      (Decrease)         Rate           Volume
                                            --------      --------      --------      --------        --------        --------
                                                                             (000's omitted)
Interest-earning assets:
Loans receivable:
Real estate loans                           $ (1,564)     $ 14,886      $   (454)     $ 12,868        $ (1,418)       $ 44,333
Other loans                                     (227)          126           (11)         (112)           (308)            855
                                            --------      --------      --------      --------        --------        --------
Total loans receivable                        (1,791)       15,012          (465)       12,756          (1,726)         45,188
Securities                                      (895)       (4,478)          124        (5,249)         (3,277)        (14,851)
Other interest-earning assets                   (175)          264          (159)          (70)           (400)            492
Total net change in income on interest-
                                            --------      --------      --------      --------        --------        --------
earning assets                                (2,861)       10,798          (500)        7,437          (5,403)         30,829
                                            --------      --------      --------      --------        --------        --------

Interest-bearing liabilities:
Deposits:
NOW and money market deposits                    379           927           233         1,539             841           1,624
Savings and escrow accounts                     (537)          133           (14)         (418)         (1,638)            112
Certificates of deposit                         (891)        2,197          (164)        1,142           1,264           8,472
                                            --------      --------      --------      --------        --------        --------
Total deposits                                (1,049)        3,257            55         2,263             467          10,208
Other borrowings                              (6,572)        3,990          (758)       (3,340)         (8,093)         10,782
Total net change in expense on
                                            --------      --------      --------      --------        --------        --------
interest-bearing liabilities                  (7,621)        7,247          (703)       (1,077)         (7,626)         20,990
                                            --------      --------      --------      --------        --------        --------
Net change in net interest income           $  4,760      $  3,551      $    203      $  8,514        $  2,223        $  9,839
                                            ========      ========      ========      ========        ========        ========


                                             Year to Date September 30,
                                          ------------------------------------
                                                2001 compared to 2000
                                          ------------------------------------
                                          Increase (decrease) due to
                                          --------------------------    Total
                                                                     Net Increase
                                                Volume                (Decrease)
                                               --------                --------
                                                    (000's omitted)
Interest-earning assets:
Loans receivable:
Real estate loans                              $   (449)               $ 42,466
Other loans                                         (35)                    512
                                               --------                --------
Total loans receivable                             (484)                 42,978
Securities                                          470                 (17,658)
Other interest-earning assets                      (203)                   (111)
Total net change in income on interest-
                                               --------                --------
earning assets                                     (217)                 25,209
                                               --------                --------

Interest-bearing liabilities:
Deposits:
NOW and money market deposits                       310                   2,775
Savings and escrow accounts                         (12)                 (1,538)
Certificates of deposit                             344                  10,080
                                               --------                --------
Total deposits                                      642                  11,317
Other borrowings                                   (897)                  1,792
Total net change in expense on
                                               --------                --------
interest-bearing liabilities                       (255)                 13,109
                                               --------                --------
Net change in net interest income              $     38                $ 12,100
                                               ========                ========


Interest Income

                  Total interest income for the three months ended September 30, 2001 was $94.0 million compared to $86.5 million for the comparable time period last year. The $7.4 million increase or 8.6% was due to a $12.8 million increase in interest income from loans partially offset by a $5.2 million decrease in interest income from securities. The increase in interest income from loans was due to a $780.0 million increase in the average balance of loans, partially offset by a 27 basis point decline in the average yield on loans to 7.44% for the third quarter of 2001 compared to 7.71% for the third quarter of 2000. The increase in the average balance of loans reflects the record volumes at the Mortgage Company resulting in the growth of loans held for sale, net. The decline in the average yield reflects the current declining interest rate environment which the Bank has partially offset by the continued retention of higher yielding loans originated by the Mortgage Company. The Bank currently holds $288.0 million in loans originated by the Mortgage Company, primarily Alt A loans which are non-conforming residential loans, which currently yield approximately 7.50%. The decrease in interest income from the securities portfolio was due to a $270.7 million decline in the average balance of the securities portfolio and an 18 basis point decline in the average yield on securities to 6.38% for the third quarter of 2001 compared to 6.56% for the third quarter of 2000 reflecting the current declining interest rate environment. The decline in the average balance of securities reflects management's intention to use cash flows from the securities portfolio including certain sales to fund higher yielding loan originations.

                  Total interest income for the nine month period ended September 30, 2001 was $277.4 million compared to $252.2 million for the same time period last year. The increase of $25.2 million or 10.0% was due to a $43.0 million increase in interest income from loans partially offset by a $17.7 million decrease in interest income from securities. The primary reason for the increase in interest income from loans was a $789.2 million increase in the average balance of loans due to the previously discussed growth of loans held for sale, net and the retention of higher yielding loans originated by the Mortgage Company. The average yield on loans for the nine month period ended September 30, 2001 was 7.61% compared to 7.71% for the nine months ending September 30, 2000. The decline in interest income from securities was due to a $296.5 million decline in the average balance of securities and a 22 basis point decline in the average yield to 6.48% for the nine months ended September 30, 2001 compared to 6.70% for the nine months ended September 30, 2000. The reasons for the decline in the average balance of the securities portfolio and the average yield of the securities portfolio are substantially the same reasons as previously stated for the quarter results. Sales from the Bank securities portfolio for the first nine months of 2001 totaled $208.8 million and these funds were used primarily to fund higher yielding loans originated by the Mortgage Company.

Interest Expense


                 The Company's total interest expense was $52.1 million for the third quarter of 2001 compared to $53.2 million for the same time period last year. The $1.1 million decrease was due to a $3.3 million decrease in interest expense on borrowed funds partially offset by a $1.5 million increase in interest expense on NOW and money market accounts and a $1.1 million increase in interest expense on certificates of deposit. The decline in interest expense on borrowed funds is due to a 120 basis point decline in the average cost of borrowings to 5.15% for the third quarter of 2001 from 6.35% for the third quarter of 2000 partially offset by a $249.1 million increase in the average balance of borrowed funds. The decline in the average cost was due to the current interest rate environment, which has also enabled the Bank to extend certain current borrowings to longer terms at rates deemed prudent to management. The increase in the average balance of borrowings is due primarily to the funding needs of the Mortgage Company for loans held for sale. The increase in interest expense on money market accounts was due to a $136.1 million increase in the average balance of money market accounts and a 68 basis point increase in the average cost. Both of these increases are due to management's efforts to increase deposits in the Brooklyn and New Jersey markets with the introduction of a higher yielding money market account linked to a checking account. The product was introduced in the second quarter of this year and enables the Bank to cross-sell other products to these customers. The increase in interest expense for certificates of deposit was due to a $157.3 million increase in the average balance of certificates of deposit partially offset by a 41 basis point decline in the average cost to 5.13% from 5.54% for the three month period ended September 30, 2001 and 2000, respectively. The increase in the average balance of certificates of deposit is due to management's continued efforts to increase retail deposits. The decline in the average cost of certificates of deposit is reflective of the current interest rate environment. However, the Bank continues to pay competitive rates to increase and maintain deposits.

                 Interest expense for the nine months ended September 30, 2001 was $161.0 million compared to $147.9 million for the same time period last year. The $13.1 million increase or 8.9% was primarily due to a $10.1 million increase in interest expense for certificates of deposit and a $2.8 million increase in interest expense for NOW and money market accounts. The increase in interest expense for certificates of deposit was due to a $214.7 million increase in the average balance of certificates of deposit and a 22 basis points increase in the average cost from 5.27% to 5.49% for the nine months ended September 30, 2001. The increase in the average balance reflects management's efforts to grow retail deposits and to a lesser extent the use of brokered CD's and public funds to meet liquidity needs. The increase in the average cost is reflective of the interest rate environment for the first half of 2001. However, as indicated by the third quarter results, the average cost of certificates of deposit have started to decline. The increase in interest expense for NOW and money market accounts was due to a $80.2 million increase in the average balance of money market accounts and a 52 basis points increase in the average cost to 3.23% for the first nine months of 2001. The reasons for the increase in the average balance and average cost of money market accounts are the same as those previously explained for the third quarter of 2001.

Net Interest Income

                 Net interest income for the third quarter of 2001 was $41.9 million compared to $33.4 million for the third quarter of 2000. The $8.5 million increase or 25.5% was due to a $7.4 million increase in interest income and a $1.1 million decrease in interest expense. The increase in interest income is due to a $528.0 million increase in the average balance of interest-earning assets partially offset by a decline in the average yield on interest-earning assets to 7.06% from 7.23% for the comparable third quarters. The decline in interest expense was due to a 73 basis point decline in the average rate paid on interest-bearing liabilities to 4.49% for the third quarter of 2001 partially offset by $563.5 million increase in the average balance of interest-bearing liabilities.

                 The Company's net interest rate spread and net interest rate margin for the three month period ended September 30, 2001 was 2.57% and 3.15%, respectively, compared to 2.01% and 2.79%, respectively, for the three month period ending September 30, 2000.


               Net interest income for the nine months ended September 30, 2001 was $116.3 million compared to $104.2 million for the first nine months of 2000. The increase of $12.1 million or 11.6% was due to a $25.2 million increase in interest income partially offset by a $13.1 million increase in interest expense. The increase in interest income was due to a $504.7 million increase in the average balance of interest-earning assets partially offset by a six basis point decline in the average yield to 7.19% for the nine month period ending September 30, 2001. The increase in interest expense was due to a $537.0 million increase in the average balance of interest-bearing liabilities partially offset by a 21 basis point decline in the average cost of such liabilities to 4.81% for the nine months ended September 30, 2001.

               The Company's net interest rate spread and net interest rate margin for the first nine months of 2001 were 2.38% and 3.02%, respectively, compared to 2.22% and 3.00%, respectively, for the first nine months of 2000.

               The Company's interest rate spread and interest rate margin continue to improve on a linked quarter basis. The net interest rate spread and net interest rate margin were 2.38% and 2.99%, respectively, for the second quarter of 2001 and 2.17% and 2.90%, respectively, for the first quarter of 2001. The Company anticipates that in the current interest rate environment this trend will continue, since the Company's liabilities will reprice faster than its assets. The Company will also continue to retain a portion of the relatively higher yielding loans originated by the Mortgage Company to partially offset the decline in the average yield on the interest-earning assets resulting from the current interest rate environment. In this low interest rate environment, the Company will extend the maturities of certain borrowings and certificates of deposit to prepare for a future period of rising interest rates. Over the next six months, $756.1 million in borrowings with a weighted average rate of 4.86% will come due along with $551.3 million in certificates of deposit with a weighted average rate of 4.91%, providing an opportunity to extend maturities at rates deemed acceptable by management, when possible.


Provision for Loan Losses

               The provision for loan losses in the third quarter of 2001 was $2.6 million compared to $12,000 for the third quarter of 2000. For the nine month period ended September 30, 2001 the provision for loan losses was $3.8 million compared to $41,000 for the first nine months of 2000. Due to current economic conditions, the increase in non-accruing loans, volumes of loan originations and current events in the Bank's primary market area, management deemed it prudent to add $2.6 million to the allowance for loan losses in the third quarter of 2001 resulting in provisions of $3.8 million for the first nine months of 2001. Management, in its review, monitors the mix and volume of the portfolio and its inherent risks, the level of non-accruing loans and delinquencies, local economic conditions and current trends in regulatory supervision when determining the adequacy of the reserve.

               Non-accruing assets totaled $15.6 million at September 30, 2001 compared to $10.7 million at December 31, 2000. Non-accruing assets as a percent of total assets was .27% at September 30, 2001 compared to .20% at December 31, 2000. During the first nine months of 2001 the allowance for loan losses was affected by chargeoffs of $2.0 million, recoveries of $633,000 and a provision of $3.8 million resulting in a balance of $17.0 million at September 30, 2001 compared to a balance of $14.7 million at December 31, 2000. The allowance for loan losses as a percentage of non-accruing loans was 117.3% at September 30, 2001. While the level of non-accruing loans has increased since the start of the year, credit quality remains strong primarily due to the concentration of one to four family loans, sound credit underwriting standards for new loan originations and proactive procedures in addressing problem and non-accruing loans including the hiring of various loan servicing and collection professionals at the Mortgage Company.

Other Income

               Other income, which consists of service and fee income, loan fees and gains and net securities transactions, was $35.0 million for the three months ended September 30, 2001 compared to $13.0 million for the three months ended September 30, 2000. The increase of $22.0 million was primarily due to a $21.8 million increase in net fees and gains on loan sales. The increase in loan fees and gains was due to the record volumes at the Mortgage Company.

For the nine months ended September 30, 2001, other income was $77.2 million compared to $29.7 million for the nine months ended September 30, 2000. The increase of $47.5 million was primarily due to a $44.5 million increase in loan fees and gains and a $2.1 million increase in service and fee income. The increase in service and fee income was due to the increase in certain deposit related fees attributable to the continued strong growth of the Bank's deposit base and the resultant increase in the volume of fee related transactions as well as higher fees being charged for certain services. The increase in loan fees and gains were primarily due to an increase of $38.3 million in net gains on loan sales and a $6.3 million increase in other loan fees. Both of these increases were primarily due to the record volumes at the Mortgage Company.

Total Other Expenses


               Total other expenses for the third quarter of 2001 were $43.4 million compared to $24.8 million for the third quarter of 2000. The increase of $18.7 million was due to a $4.9 million increase in personnel expense, a $9.4 million increase in commission expense, a $744,000 increase in occupancy and equipment expense and a $2.6 million increase in other expense. The increase in personnel expense was primarily due to a $3.5 million increase in personnel costs for the Mortgage Company due to higher volumes of loan closings reflecting both the current interest rate environment for originations and re-financings and expansion of the Mortgage Company into new markets, a $516,000 increase in the non-cash ESOP expense due to the increase in the current market value of the Bank's stock, and a $647,000 increase in salary expense for the Bank primarily due to normal merit pay increases. The increase in commission expense was primarily due to the record volumes at the Mortgage Company. The increase in occupancy and equipment expense was primarily due to expansion at both the Bank and the Mortgage Company. The increase at the Bank was $294,000 and the increase at the Mortgage Company was $449,000. The increase at the Bank was driven by the six additional branch offices added in the fourth quarter of 2000 and the increase at the Mortgage Company was due to expanding the operations into an additional thirteen states during the past twelve months.


               Total other expenses for the first nine months of 2001 were $111.8 million compared to $70.4 million for the first nine months of 2000. The increase of $41.3 million was due to an $11.2 million increase in personnel costs, a $19.8 million increase in commission expense, a $2.3 million increase in occupancy and equipment expense and a $5.5 million increase in other expenses. The increase in personnel cost was due to an $8.8 million increase in personnel costs at the Mortgage Company due to expansion and increased volumes, a $1.3 million increase in the non-cash ESOP expense, and a $1.0 million increase in salary expense at the Bank due to expansion and normal merit pay increases. The increase in commission expense was due to the record volumes at the Mortgage Company. Commission expense, which is dependent on volumes and type of loans, represented approximately 48% of the operating expenses of the Mortgage Company for the first nine months of 2001. The increase in occupancy and equipment expense was due to expansion at the Bank and Mortgage Company resulting in increase of $1.3 and $1.0 million, respectively. The increase in other expense was due to the expansion and growth of the Mortgage Company.

Provision for Income Taxes

               The provision for income taxes for the third quarter of 2001 was $12.2 million compared to $7.9 million for the third quarter of 2000. This resulted in an effective tax rate of 39.5% for the third quarter of 2001 and 36.8% for the comparable quarter last year. For the nine months ended September 30, 2001, the provision for income taxes was $30.1 million compared to $24.2 million for the first nine months of 2000. The effective tax rates for the nine month period ending September 30, 2001 and 2000 were 38.7% and 38.1%, respectively. The increase in the provision for both the quarter and year to date is primarily due to the increase in net income before taxes and to a lesser extent the increase in the effective tax rate. The increase in the effective tax rate is due to the increased earnings of the Mortgage Company resulting in increased taxes due in various states in which they now operate.

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

               Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At September 30, 2001, the total approved loan origination commitments outstanding amounted to $706.3 million and the Mortgage Company had commitments of $632.8 million to sell loans to third party investors. At the same date, the unadvanced portion of construction loans totaled $28.2 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2001 totaled $814.6 million. Investment securities scheduled to mature in one year or less at September 30, 2001 totaled $1.0 million and amortization from investments and loans is projected at $1.2 Billion over the next 12 months. Based on historical experience, the current pricing strategy and the Bank's strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with loan sales and security sales, to meet its current commitments. In the event the funds required exceed the funds generated by the Bank, additional sources of funds such as reverse repurchase agreements, FHLB advances, overnight lines of credit and brokered CD's are available to the Bank.

Capital

               At September 30, 2001, the Bank had regulatory capital which was well in excess of all regulatory requirements set by the OTS. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):

                          Required Capital              Actual Capital             Excess Capital
                        ---------------------     -------------------------     ---------------------
                         Amount      Percent       Amount          Percent       Amount      Percent
                        --------    ---------     --------        ---------     --------    ---------
Tangible capital        $ 83,510      1.50%       $395,542          7.10%       $312,032         5.60%

Core capital            $222,796      4.00%       $398,084          7.15%       $175,288         3.15%

Risk-based capital      $239,565      8.00%       $413,068         13.79%       $173,503         5.79%


Item 3. Quantitative and Qualitative Disclosures About Market Risk

               The Company's primary market risk continues to be market interest rate volatility due to the potential impact on net interest income and the market value of all interest-earning assets and interest-bearing liabilities resulting from changes in interest rates. The Company monitors its interest rate risk on a quarterly basis, and due to the current interest rate environment, the Company's net interest rate spreads and margins have improved and there has been a positive improvement in the Company's net portfolio value since December 31, 2000. The operation of the Company does not subject it to foreign exchange or commodity price risk and the Company does not own any trading assets. The real estate loan portfolio of the Company is concentrated primarily within the New York metropolitan area making it subject to the risks associated with the local economy. Since December 31, 2000 delinquent and non-accrual loans have increased due to economic conditions and recent events in the Bank's primary market area, however, management anticipates that this will not have a material affect on future earnings. For a complete discussion of the Company's asset and liability management market risk and interest rate sensitivity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Stockholders.

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

                                     STATEN ISLAND BANCORP, INC.



Date:   November 14, 2001            By: /s/ Harry P. Doherty
       ---------------------             ---------------------------------------
                                         Harry P. Doherty, Chairman of the Board
                                         and Chief Executive Officer


Date:  November 14,2001              By: /s/ Edward Klingele
       ---------------------             ---------------------------------------
                                         Edward Klingele, Sr. Vice President
                                         and Chief Financial Officer