Form 10-K
period 2001-12-31
STATEN ISLAND BANCORP INC
filed 2002-04-01
CIK 1042801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to _______________

                          Commission File No.: 1-13503

                           Staten Island Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                          13-3958850
  -----------------------------                         -----------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification Number)

         15 Beach Street
     Staten Island, New York                                       10304
     -----------------------                                   --------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Based upon the $19.22 closing price of the Registrant's common stock as of March 26, 2002, the aggregate market value of the 53,909,765 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was $1.0 billion. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 26, 2002: 61,874,940

                       DOCUMENTS INCORPORATED BY REFERENCE
            List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-K.

               TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS                                                                               PAGE NO.
         Description of Business                                                                    2
         Market Area and Competition                                                                4
         Lending Activities                                                                         5
         Mortgage Banking Activities                                                               13
         Asset Quality                                                                             16
         Securities Activities                                                                     23
         Sources of Funds                                                                          26
         Trust Activities                                                                          30
         Subsidiaries                                                                              30
         Employees                                                                                 31
         Regulation General                                                                        32
         Regulation of Savings and Loan Holding Companies                                          32
         Regulation of Federal Savings Banks                                                       34
         Federal Taxation                                                                          40
         State and Local Taxation                                                                  41

                                     PART II

ITEM 2.  PROPERTIES                                                                                42

ITEM 3.  LEGAL PROCEEDINGS                                                                         43

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       44

ITEM 5.  MARKET OR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                      44

ITEM 6.  SELECTED FINANCIAL DATA                                                                   44

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     44

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                 44

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               45

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE      45


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                        45

ITEM 11. EXECUTIVE COMPENSATION                                                                    45

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                           45

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
                                                                                                   45
                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                          45


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

Staten Island Bancorp, Inc.

            Staten Island Bancorp, Inc. (the "Company") is a Delaware corporation organized in July 1997, by SI Bank & Trust (the "Bank" or "SIBT"), formerly Staten Island Savings Bank, for the purpose of becoming a unitary holding company of the Bank. The Bank's conversion from the mutual to stock form and the concurrent offer and sale of the Company's common stock was consummated on December 22, 1997. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP") and investment securities.

            The business and management of the Company consists primarily of the business and management of the Bank. The Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Company does not intend to employ any persons other than officers of the Bank and the Company utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

            The Company manages its operations to focus on two strategic goals: fulfilling its role as a banking institution for both individuals and businesses and as national provider of single-family mortgage loan products. Accordingly, the Company is managed through two segments: Community Banking and Mortgage Banking.

            The Company's executive office is located at the executive office of the Bank at 15 Beach Street, Staten Island, New York 10304, and its telephone number is (718) 556-6518.

SI Bank & Trust

            The Bank was originally founded as a New York State chartered savings bank in 1864. The Bank maintains a network of 17 full-service branch offices located in Staten Island, New York, two branch offices located in Brooklyn, New York, three limited service branch offices in Staten Island and 13 full service branch offices in Ocean, Monmouth, Union and Middlesex counties of New Jersey. During the second quarter of 2002, the Bank will open an additional full service branch office in each of Middlesex and Ocean counties of New Jersey. The Bank also maintains a lending center and Trust Department on Staten Island along with a commercial lending office in Brooklyn.

            The Bank has served the communities and residents of Staten Island for over 136 years and, more recently, the borough of Brooklyn and certain counties in the State of New Jersey. As of June 30, 2001 (the latest available data), the Bank had the largest market share of any depository institution on Staten Island with over 28.0% of the total deposits. Historically, the Bank also has been among the leaders in terms of the number and amount of residential mortgage loan originations in Staten Island. SIBT's operating strategy emphasizes customer service and convenience and, in a large part, the Bank attributes its commitment to maintaining customer satisfaction for its market share position. The Bank attempts to differentiate itself from its competitors by providing the type of personalized customer service not generally available from larger banks, while offering a greater variety of products and services than is typically available from smaller local depository institutions. The Bank has an experienced management team directing its operations. The Bank's Chairman and Chief Executive Officer and President and Chief Operating Officer have 36 years and 32 years, respectively, of service with the Bank while the other executive officers of the Bank have an average of 14 years of service with SIBT.

            On September 5, 2000 the Bank changed its name to SI Bank & Trust to reflect the expansion into new product lines and new geographic markets which has taken place over the past five years. In 1995, the Bank acquired a $315.0 million commercial bank and became the leading provider of both consumer, commercial and small business services in its primary market area of Staten Island. At the same time, the Bank acquired a branch in Brooklyn and a Trust and Investment Department. Since that acquisition, the Bank has achieved significant growth in its commercial checking and loan business and remains the dominant provider of such services on Staten Island. Geographic expansion into the State of New Jersey occurred in 2000 along with a new branch in Brooklyn. Over the past five years, the Bank has transformed itself into a full service community bank and its new name, reflects it geographic and product diversity.

            The Bank continues to facilitate its growth and geographic expansion through acquisitions and denovo branching. On January 14, 2000, The Company acquired First State Bancorp, the holding company for First State Bank, Howell, New Jersey. The branch system of First State Bank, which was merged with and into SI Bank & Trust, consisted of four branches in Ocean County and two in Monmouth county, New Jersey. In December 2000, the Bank opened a new branch in Jackson, New Jersey. Two new branches were opened in February 2002 and two more new branches are expected to open in New Jersey by June 2002. At the time of its acquisition, First State Bancorp had $374.0 million in assets and $319.0 million in deposits.

            In August 2000, the Bank opened a new branch in Brooklyn, New York. During 2001, the deposits at our two Brooklyn locations grew by 50% and now exceed $147.0 million in the aggregate.

            On December 8, 2000, the Company purchased four additional branches in New Jersey. Three of these branches are located in Union County and one is in

Middlesex County, New Jersey. The deposits acquired in this transaction were $41.0 million. The Bank's deposits in the State of New Jersey grew by 45% in the year 2001 and now exceed $580.0 million.

            The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary federal regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), which is the administrator of the Bank Insurance Fund ("BIF"). In addition, the Bank is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB System.

            SI Bank & Trust's executive office is located at 15 Beach Street, Staten Island, New York 10304, and its telephone number is (718) 556-6518.

SIB Mortgage Corp.

            SIB Mortgage Corp., a wholly owned subsidiary of the Bank, originates residential mortgage loans in 42 states. SIB Mortgage Corp. (the "Mortgage Company or SIBMC") was incorporated in 1998 in the State of New Jersey to acquire the residential lending operations and substantially all of the assets of Ivy Mortgage Corp. enabling the Bank to enter the mortgage banking business and become a national originator of single family residential loans. The Mortgage Company originates loans and sells them into the secondary market generating fee income for the Bank. The Bank also retains for its portfolio certain higher yielding loans originated by the Mortgage Company. The nation-wide mortgage banking operation has reduced the Bank's traditional dependence on the economy of Staten Island and, to a larger extent, New York City.

            In 1999, the Bank formed American Construction Lending Services, Inc. ("ACLS") which operated as a wholly owned subsidiary, headquartered in Wallingford, Ct, until March 2001 when the operation of ACLS was merged with and into SIBMC to operate as the ACSLS Division of SIBMC. ACLS was formed in 1999 to provide construction lending in various states, however, in 2001 the Bank determined to discontinue a majority of the construction lending through ACLS and merge it into SIBMC and primarily do construction lending through the Bank. The Bank anticipates that the loans in the ACLS Division will payoff over the next twelve months.

            SIBMC which operates as a separate business segment (Mortgage Banking) had $4.0 billion in loan originations and loan sales of $2.9 billion for the twelve months ended December 31, 2001. SIBMC had earnings for the year 2001 of $13.5 million or $0.22 per fully diluted share and at December 31, 2001 the total assets of SIBMC were $1.5 billion.

            SIBMC's executive office is located at 3040 Route 22 West, Branchburg, NJ 08876 and its telephone number is 908-243-2600.

Market Area and Competition

            The Company faces significant competition both in making loans and in attracting deposits. There are a significant number of financial institutions located within the Company's market area, many of which have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, other savings banks, savings associations and mortgage-banking companies. The Company's most direct competition for deposits has historically come from savings associations, other savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

            General. At December 31, 2001, the Company's total net loans held for investment amounted to $2.8 billion or 46.8% of the Company's total assets at such date. The Bank's primary emphasis has been, and continues to be, the origination of loans secured by first liens on single-family residences (which includes one-to-four-family residences) located primarily in Staten Island and, to a lesser extent, other areas in New York City. At December 31, 2001, $2.1 billion or 73.5% of the Company's net loan portfolio were secured by single-family residences of which $802.5 million were located on Staten Island and an additional $576.4 million were located in other areas of New York City. Since the acquisition of Ivy Mortgage, the Bank has retained for its portfolio $425.0 million of higher yielding one-to-four-family residential loans originated by the Mortgage Company to lessen its dependence on the New York City economy and increase the yield on its loan portfolio.

            In addition to loans secured by single-family residential real estate, the Company's mortgage loan portfolio includes loans secured by commercial real estate, which amounted to $335.8 million or 12.0% of the net loan portfolio at December 31, 2001, construction and land loans, which totaled $245.5 million or 8.8% of the net loan portfolio at December 31, 2001, home equity loans, which totaled $12.8 million or 0.5% of the net loan portfolio at December 31, 2001, and loans secured by multi-family (over four units) residential properties, which amounted to $48.8 million or 1.7% of the net loan portfolio at December 31, 2001. In addition to mortgage loans, the Company originates various other loans including commercial business loans and consumer loans. At December 31, 2001, the Company's total other loans amounted to $111.0 million or 4.0% of the net loan portfolio.

            The types of loans that the Company may originate are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

Loan Portfolio Composition. The following table sets forth the composition of the Company's held for investment loan portfolio at the dates indicated.

                                                                                  At December 31,
                                             ---------------------------------------------------------------------------------------

                                                     2001                     2000               1999                  1998
                                              ---------------------- --------------------- -------------------  --------------------
                                                         Percent of            Percent of           Percent of            Percent of
                                                Amount     Total       Amount    Total      Amount    Total       Amount     Total
                                                ------     -----       ------    -----      ------    -----       ------     -----
                                                                              (Dollars in Thousands)
Mortgage loans: (1)
   Single-family residential .............   $ 2,062,336   73.48%  $ 2,206,972   77.50%  $ 1,737,913   80.83%  $ 1,187,212   81.48%
   Multi-familyresidential ...............        48,783    1.74        49,034    1.72        42,501    1.98        33,328    2.29
   Commercial real estate ................       335,821   11.97       307,407   10.80       223,809   10.41       137,720    9.45
   Construction and land .................       245,515    8.75       152,956    5.37        60,105    2.80        42,420    2.91

   Home equity ...........................        12,815    0.46        10,699    0.38         5,390    0.25         6,121    0.42
                                             -----------   -----   -----------   -----   -----------   -----   -----------   -----
    Total mortgage loans .................     2,705,270   96.40%    2,727,068   95.77%    2,069,718   96.27%    1,406,801   96.55%


Other loans:
   Student loans .........................           288    0.01%          333    0.01%          657    0.03%          940    0.06%
   Passbook loans ........................         7,477    0.27         6,237    0.22         5,357    0.25         5,989    0.41
   Commercial business loans .............        42,962    1.53        52,980    1.86        33,646    1.56        36,592    2.51
   Other consumer loans ..................        60,292    2.15        63,984    2.25        49,395    2.30        24,070    1.65
                                             -----------   -----   -----------   -----   -----------   -----   -----------   -----
    Total other loans ....................       111,019    3.96%      123,534    4.34%       89,055    4.14%       67,591    4.63%
                                             -----------   -----   -----------   -----   -----------   -----   -----------   -----

    Total loans receivable ...............     2,816,289  100.36%    2,850,602  100.11%    2,158,773  100.41%    1,474,392  101.18%
Less:
   Premium (discount) on loans purchased .         5,135    0.18         5,713    0.20         4,640    0.22         1,194    0.08
   Allowance for loan losses .............       (20,041)  (0.71)      (14,638)  (0.51)      (14,271)  (0.66)      (16,617)  (1.14)
   Deferred loan costs, (fees) net .......         5,236    0.17         5,983    0.20           897    0.03        (1,910)  (0.12)
                                             -----------   -----   -----------   -----   -----------   -----   -----------   -----
Loans receivable, net ....................   $ 2,806,619  100.00%  $ 2,847,660  100.00%  $ 2,150,039   00.00%  $ 1,457,059  100.00%
                                             ===========  ======   ===========  ======   ===========   =====   ===========  ======

                                                 At December 31,
                                             -----------------------

                                                      1997
                                             -----------------------
                                                         Percent of
                                                Amount     Total
                                                ------     -----
                                              (Dollars in Thousands)
Mortgage loans:
   Single-family residential .............    $   863,694    79.76%
   Multi-familyresidential ...............         28,218     2.61
   Commercial real estate ................        120,084    11.09
   Construction and land .................         40,476     3.74

   Home equity ...........................          6,538     0.60
                                              -----------   ------
    Total mortgage loans .................      1,059,010    97.80%


Other loans:
   Student loans .........................          4,033     0.37%
   Passbook loans ........................          6,929     0.64
   Commercial business loans .............         19,559     1.81
   Other consumer loans ..................         13,212     1.22
                                              -----------   ------
    Total other loans ....................         43,733     4.04%
                                              -----------   ------

    Total loans receivable ...............      1,102,743   101.84%
Less:
   Premium (discount) on loans purchased .           (729)   (0.07)
   Allowance for loan losses .............        (15,709)   (1.45)
   Deferred loan costs, (fees) net .......         (3,387)   (0.32)
                                              -----------   ------
Loans receivable, net ....................    $ 1,082,918   100.00%
                                              ===========   ======

(1) Mortgage loans held for sale, net at December 31, 2001, 2000, 1999 and 1998 were $1.2 billion, $116,000, $47,000 and $78,000, respectively, are not included in this table.

Loan Activity. The following table sets forth the Company's activity in its total loan portfolio.


                                              Years Ended December 31,
                                        ------------------------------------
                                           2001         2000         1999
                                        ----------   ----------   ----------
                                              ( Dollars in Thousands)
Total loans held at beginning           $2,962,197   $2,203,302   $1,550,834
of period
Originations of loans:
Mortgage loans:
     Single-family residential           4,408,052    1,395,115    1,333,757

     Multi-family residential                5,069        9,907       14,372

     Commercial real estate                 77,044       70,665      126,561

     Construction and land                 344,955      147,212       51,051

     Home equity                            11,291        7,359        2,545
Other loans:

     Student loans                             638          871        1,475

     Passbook loans                          9,865        8,873        5,302

     Commercial Business loans              59,442       62,774       56,625

     Other consumer loans                    5,691        9,681       15,771
                                        ----------   ----------   ----------
        Total originations

                                         4,922,047    1,712,457    1,607,459
Purchases of loans: (1)
     Mortgage loans:

       Single-family residential           382,243       55,549           --

       Multi-family residential                 --        3,020           --

       Commercial real estate                   --       49,358           --

       Construction and land                87,818       35,155           --

       Home equity                              --        3,566           --
     Other loans:

       Passbook loans                           --        3,608           --

       Commercial Business loans                --        5,235           --

       Other consumer loans                  2,119       12,866       16,088
                                        ----------   ----------   ----------
         Total purchases                   472,180      168,357
                                                                      16,088
                                        ----------   ----------   ----------
     Total originations and purchases    5,394,227    1,880,814    1,623,547
                                        ----------   ----------   ----------
Loans sold:
   Mortgage loans:
     Single-family residential           3,179,238      730,506      644,557
                                        ----------   ----------   ----------
       Total loans sold                  3,179,238      730,506      644,557

Transfers to real estate owned                 279          930          325

Transfers to repossessed assets                404          244           --

Charge-offs                                  4,265        1,928        1,260
Repayments                               1,184,793      388,311      324,937
                                        ----------   ----------   ----------
Net activity in loans                    1,025,248      758,895      652,468
                                        ----------   ----------   ----------

Gross loans held at end of period       $3,987,445   $2,962,197   $2,203,302
                                        ==========   ==========   ==========



(1) The year 2000 includes as purchases the following amounts acquired from First State Bank, single family residential $19.5 million, multi-family residential $3.0 million, commercial real estate $49.4 million, construction and land $7.4 million, commercial loans $5.2 million, passbook loans $3.6 million and consumer loans $2.1 million.

            The lending activities of SIBT are subject to written underwriting standards and loan origination procedures established by management and approved by the Bank's Board of Directors.

            The Bank's primary source of loan applications for residential mortgages are independent mortgage brokers throughout the tri-state area of Connecticut, New Jersey and New York, a group of whom are authorized to accept and process applications on the Bank's behalf. Applications for mortgages and other loans are also taken at all of the Bank's branch offices. In addition, the Bank's business development officers, loan officers and branch managers call on individuals in the Bank's market area in order to solicit new loan originations as well as other banking relationships. All loan applications are forwarded to the Bank's loan origination center for underwriting and approval. The Bank's employees at the loan origination center supervise the process of obtaining credit reports, appraisals and other documentation involved with a loan. The Bank requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals are performed by an independent appraiser from a list approved by the Bank's Board of Directors. SIBT requires that title insurance and hazard insurance be maintained on all collateral properties (except for home equity loans and home secured loans) and that flood insurance be maintained if the property is within a designated flood plain.

            Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to certain designated amounts. The Loan Review Committee of the Board of Directors must approve all loans where new monies advanced would increase borrower's or guarantor's total outstanding credit with the Bank above $2.0 million but not exceeding $10.0 million. Loans in excess of $7.5 million must be approved by the full Board of Directors of the Bank.

            A federal savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. However, the Bank maintains a more restrictive limit of loans to any one borrower and related entities of 5% of the Bank's unimpaired capital and surplus, or $21.5 million at December 31, 2001. As of December 31, 2001, the Bank's largest concentration of loans to any one borrower and related entities (excluding intra-company loans) was $16.6 million ($9.3 million outstanding and $7.3 million unfunded) and these loans were performing in accordance with their terms.

            Single-Family Residential Loans. Substantially all of the Company's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). Approximately 39% of the Company's single-family residential mortgage loans retained in the portfolio are secured by properties located in Staten Island and an additional 28% are secured by properties in other areas of New York City. As of December 31, 2001, $2.1 billion, or 73.5%, of the Company's net loans consisted of single - family residential mortgage loans. The Bank originated $659.4 million of single - family residential mortgage loans during the year ended December 31, 2001 compared to $635.0 million and $714.7 million in 2000 and 1999, respectively.

            During the year 2001, the Bank sold $314.0 million of single family residential loans, primarily fixed rate loans, to maintain and improve the Bank's level of interest rate risk. To a lesser extent, the sales were used as a source of funds for the origination of higher yielding adjustable rate loans. The Bank anticipates that a significant portion of its future new loan originations will continue to be single-family residential mortgage loans and that its fixed-rate loan originations will be sold into the secondary market rather than being held in portfolio.

            The Bank's residential mortgage loans have either fixed-rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 10 to 30 years and are fully amortizing with monthly or bi-weekly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), and other investors in the secondary market for mortgages. At December 31, 2001, $1.1 billion, or 53.9%, of the Bank's single-family residential mortgage loans were fixed-rate loans. Substantially all of the Bank's single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

            The adjustable-rate single-family residential mortgage ("ARM") loans currently offered by the Bank have interest rates which adjust every one, three or five years in accordance with a designated index such as one-, three- or five-year U.S. Treasury obligations adjusted to a constant maturity ("CMT"), plus a stipulated margin. In addition, the Bank offers an ARM with a fixed-rate for the first ten years which adjusts on an annual basis thereafter. At December 31, 2001, the Bank's five-year and ten-year ARM loans amounted to $486.5 million and $242.7 million, respectively. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% to 5% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap is generally 5% or 6% above the initial rate. The Bank may offer ARM loans with initial rates which are below the fully indexed rate. Such loans generally are underwritten based on the fully indexed rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2001, $959.7 million or 46.1% of the Bank's single-family residential mortgage loans were adjustable-rate loans compared to $1.1 billion or 48.4% at December 31, 2000.

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

            The Bank's single-family residential mortgage loans generally do not exceed $1.0 million. In addition, the maximum loan-to-value ("LTV") ratio for the Bank's single-family residential mortgage loans, generally, is 95% of the appraised value of the secured property, provided, however, that private mortgage insurance is obtained on the portion of the principal amount that exceeds 80% of the appraised value. Loans purchased by the Bank from SIBMC are underwritten on substantially similar terms as loans originated directly by the Bank.

            At December 31, 2001, the Company's home equity loans amounted to $12.8 million or 0.5% of the Company's net loans. The Bank offers floating and fixed-rate home equity lines of credit. Home equity loans, like single-family residential mortgage loans, are secured by the underlying equity in the borrower's residence. However, the Bank generally obtains a second mortgage position to secure home equity loans. The Bank's home equity loans generally require LTV ratios of 80% or less after taking into consideration any first mortgage loan.

            Commercial Real Estate Loans and Multi-Family Residential Loans. At December 31, 2001, the Company's commercial real estate loans and multi-family residential mortgage loans amounted to $335.8 million and $48.8 million, respectively, or 12.0% and 1.7%, respectively, of the Bank's net loan portfolio. Commercial real estate and multi-family residential real estate loans often have adjustable interest rates, shorter terms to maturity and higher yields than the Bank's single-family residential real estate loans. Because of such factors, in recent years the Bank has increased its efforts in originating commercial real estate loans and multi-family residential loans.

            The Bank's commercial real estate loans generally are secured by small office buildings, retail and industrial use buildings, strip shopping centers and other commercial uses located in the Bank's market area. The Bank's commercial real estate loans seldom exceed $1.5 million and as of December 31, 2001, the average size of the Bank's commercial real estate loans was approximately $400,000. The Bank originated $77.0 million of commercial real estate loans during the year ended December 31, 2001 compared to $70.7 million and $126.6 million of commercial real estate loan originations in 2000 and 1999, respectively.

            The Bank's multi-family residential real estate loans are concentrated in Brooklyn and, to a lesser extent, Staten Island. The Bank originated $5.1 million of multi-family residential real estate loans during the year ended December 31, 2001 compared to $9.9 million and $14.4 million of originations in 2000 and 1999, respectively. The Bank generally has not been a substantial originator of multi-family residential real estate loans due to, among other factors, the relatively limited amount of apartment and other multi-family properties in Staten Island.

            The Bank's commercial real estate and multi-family residential loans generally are five or ten - year adjustable-rate loans indexed to the five-year U.S. Treasury obligation adjusted to a CMT, plus a margin. Generally, fees of between .50% and 1.50% of the principal loan balance are charged to the borrower upon closing. The Bank generally charges prepayment penalties on commercial real estate and multi-family residential mortgage loans. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 25 years with amortization of principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals as additional security for commercial real estate and multi-family residential loans.

            The Bank evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. The Bank has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.25%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by an independent appraiser commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the Bank prior to the closing of the loan.

            Commercial real estate and multi-family residential lending entails substantially different risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses, or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven businesses, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios and periodically monitoring the operation and physical condition of the collateral.

            As of December 31, 2001, $4.1 million or 1.2% of the Bank's commercial real estate loans and none of its multi-family residential real estate loans were on non-accrual status.

            Construction and Land Loans. In 1999, the Bank formed American Construction Lending Services, Inc. ("ACLS") which operated as a wholly owned subsidiary of the Bank, until March 2001 when the operations of ACLS were merged with and into SIBMC. ACLS is now operated as a division of SIBMC and is known as the "ACLS Division" which is operated primarily to meet requests from SIBMC locations. In 2001 the level of originations was driven by outstanding construction loan commitments and un-funded balances from previously originated construction loans. The Bank anticipates the level of originations to decline in 2002 and the majority of the construction lending to be done directly through the Bank. The current portfolio of the ACLS Division, which totaled $178.2 million at December 31, 2001 consists primarily of residential construction loans to builders and individuals along with four warehouse funding agreements for residential construction loans totaling $88.7 million. The loans in the warehouse funding agreements are serviced by the company that originates the loan and are paid off when they are sold as permanent loans. SIBMC has informed these borrowers that they are discontinuing this type of lending and, as a result, the Company expects these loans to be paid off over the next twelve months. Construction loans in the ACLS Division portfolio have been underwritten and are serviced under the same guidelines used by the Bank.

            The Company originates and services its construction and land loans through the ACLS division of SIBMC and the Bank. The construction loans originated by the ACLS Division and the Bank are primarily residential construction loans to real estate builders and, to a lesser extent, residential construction loans to individuals who have a contract with a builder for the construction of their residence. ACLS and the Bank will also originate construction loans for multi-family projects and non-residential property. While the terms of the construction and land loans offered by the Bank and the ACLS Division are substantially similar, the Bank restricts its lending to the New York metropolitan area while the ACLS division has a presence in six states. At December 31, 2001, the Company's construction and land loan portfolio amounted to $245.5 million or 8.8% of the Company's net loan portfolio of which $120.1 million consisted of residential construction loans, $6.1 million of multi-family construction loans, $27.7 million of non-residential construction loans and $91.6 million of land loans. In addition, at such date the Company had $49.0 million of undisbursed funds for construction loans in process. The Bank and ACLS disbursed $345.0 million of construction and land loans during the year ended December 31, 2001 compared to $147.2 million and $51.1 million of construction loans in 2000 and 1999, respectively. At December 31, 2001 the outstanding principal balance of construction loans in the ACLS Division loan portfolio was $143.9 million. The Company anticipates that these loans will paydown over the next twelve months since there will be limited new loans added to the portfolio.

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

            The Company originates land loans to developers for the purpose of holding or developing the land (i.e., roads, sewer and water) for sale. Such loans are secured by a lien on the property, are generally limited to 70% of the appraised value of the security property and are typically made for a period of up to two years with a floating interest rate based on the prime rate. The Company requires monthly interest payments during the term of the land loan. The principal of the loan is reduced as lots are sold and released. In addition, the Bank generally obtains personal guarantees from its borrowers and originates such loans to developers with whom it has established relationships.

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

            The Company has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction and land lending to primarily residential properties. In addition, the Company has adopted strict underwriting guidelines and other requirements for loans which are believed to involve higher elements of credit risk. It is also the Company's policy, when possible, to obtain personal guarantees from the principals of its corporate borrowers on its construction and land loans.

            At December 31, 2001 the Company had $2.1 million of construction and land loans that were on non-accrual status. Management also is working closely with two builders which have loans with outstanding balances of $10.0 million and unfunded commitments of $3.0 million that are more than 30 but less than 90 days delinquent with regard to interest payments and are likely to become non-accruing in the first quarter of 2002. These loans are for two residential construction projects in the State of California and one in the State of Florida. Based on the current appraised values of the properties securing these loans, which currently exceed the outstanding balances and monies due on the loans, management anticipates that the Company would incur minimal losses, if any, in the event that any or all of these loans are placed in foreclosure, although significant additional advances may be required in order to complete construction.

            Other Loans. The Company offers a variety of other or non-mortgage loans through the Bank. Such other loans, which include commercial business loans, passbook loans, student loans, overdraft loans, manufactured home loans and a variety of other personal loans, amounted to $111.0 million or 4.0% of the Bank's net loan portfolio at December 31, 2001.

            At December 31, 2001, the Company's commercial business loans amounted to $43.0 million or 1.5% of the Company's net loan portfolio. The Bank's commercial business loans have a term of up to five years and may have either fixed-rates of interest or, to a lesser extent, floating rates tied to the prime rate. The Bank's commercial business loans are made to small to medium sized businesses within the Bank's market area. A substantial portion of the Bank's small business loans is unsecured with the remainder generally secured by perfected security interests in accounts receivable and inventory or other corporate assets. The Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. In addition, the Bank may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor's home or the business property. In such cases, the loan, while underwritten to commercial business loan standards, is reported as a single-family or commercial real estate mortgage loan, as the case may be. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

            The Bank's commercial business loans include discounted loans, which amounted to $4.7 million or 0.2% of the Bank's loans at December 31, 2001. The Bank's discounted loans, which are made primarily to local businesses, are designed to provide an interim source of financing and require no payment of principal or interest until the due date of the loan, which may be up to one year but generally is 60 or 90 days from the date of origination. While the borrower is contractually obligated to repay the entire face amount of the loan at maturity, the Bank advances only a portion of the face amount with the difference constituting the interest component. In addition to personal guarantees, discounted loans may also be secured by perfected security interests in receivables and/ or certain other assets of the Company. However, due to the lack of an amortization schedule and, in certain cases, the absence of perfected security interests, discounted loans, generally, may be deemed to involve a greater risk of loss than single-family residential mortgage loans.

            At December 31, 2001, included in total other consumer loans was $27.9 million of loans primarily secured by manufactured housing. This represents 1.0% of the Bank's net loan portfolio. The Bank purchases these loans after a review of the loan documentation and underwriting, which is prepared by the company originating the loan. The majority of the loans are secured by manufactured housing and are located primarily in the northeastern section of the country. The Bank services the loan, when necessary, and is assisted by a third party in the collection process. The Bank has discontinued purchasing these loans and anticipates that the balances these loans will payoff over a period of time.

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

            In accordance with SFAS No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Bank's loan origination fees and certain related direct loan origination costs and fees are offset, and the resulting net amount is deferred and amortized as an adjustment to interest income over the contractual life, adjusted for prepayments, of the related loans resulting in an adjustment to the yield of such loans. For loans that are sold by the Bank, the unamortized portion of the deferred fees and costs is an adjustment to the gain or loss on the sale. At December 31, 2001, the Bank had $10.4 million of such net deferred loan costs.

            Mortgage Banking Activities. SIB Mortgage Corp., a wholly owned subsidiary of the Bank, doing business as "Ivy Mortgage" conducts mortgage banking in 42 states.

            SIBMC's primary business is to originate residential loans and sell them either into the secondary market with servicing released, or, to a lesser extent, to the Bank for retention in its portfolio. SIBMC services its loans held for sale on an interim basis and its loans held for investment which consist of residential permanent and construction loans. SIBMC has no loan servicing asset recorded on its balance sheet since it currently does not service loans for third parties.

            SIBMC sources loans through approximately 150 retail commissioned loan officers who solicit business through realtors, financial planners, insurance agents and other referral sources. SIBMC also derives applications from third-party sources, such as mortgage brokers, and from the Internet. Loan applications are generally processed on a de-centralized basis in one of SIBMC's network of 72 offices in 42 states. SIBMC's primary method of credit underwriting the loans is to electronically submit the necessary data to the major mortgage agencies' (FHLMC or FNMA) automated underwriting facilities. SIBMC also has underwriters in all of its regions who manually underwrite loans that are not eligible for agency submission, in which case, loans are originated for re-sale to individual investors in the secondary market. All credit decisions are based on the individual investor's underwriting guidelines. In most instances, SIBMC is delegated to make underwriting decisions for its private investors either directly or through automated intelligence. Generally, all properties securing loans must be appraised by a licensed appraiser. Credit reports, flood zone certifications and real estate tax certifications are required on all loans. SIBMC also requires title insurance, hazard insurance and flood insurance when a loan is determined to be in a flood zone. SIBMC's underwriters are authorized to approve loans based on the individual investors delegated authority. All limits also are subject to the Bank's limitations and SIBMC is subject to the same limitations as the Bank for loans to one borrower.

            SIBMC's loan originations for 2001 were $4.0 billion compared to $760.1 million in 2000 and $708.5 million in 1999. The record level of originations for 2001 was driven by the level of refinance transactions due to the favorable interest rate environment during the year and the geographic expansion of SIBMC into 15 additional states. These origination levels resulted in record loan sales in 2001 of $2.9 billion compared to loan sales of $503.0 million in 2000 and $643.0 million in 1999. To meet the demands from the increased loan origination volumes, SIBMC expanded its back office operations to both service and transfer loans to investors. Based on the level of loan originations of $1.6 billion during the fourth quarter of 2001 and the projected decline in mortgage refinance transactions, SIBMC projects that it will originate $4.7 billion of new loans for the year ending December 31, 2002. Management will continue to seek new markets to enter either through new offices or acquisitions.

            The Bank has provided SIBMC with a $1.4 billion line of credit to finance its loan originations and a working capital line of $15.0 million. At December 31, 2001, $1.3 billion was outstanding on such line of credit for loan originations. The working capital line of credit to SIBMC for day-to-day operating expenses was not drawn on as December 31, 2001. Interest paid by SIBMC on such intra-Company loans is eliminated upon consolidation in the Company's financial statements.

            In the fourth quarter of 2001, SIBMC entered into a mortgage repurchase agreement with an international bank as an additional source of funding. The $150.0 million line of credit is collateralized by loans held by SIBMC. The Bank guarantees the line of credit by agreeing to, among other things, repurchase loans that remain on the line for more than 60 days. The balance outstanding on the line as of December 31, 2001 was $66.0 million. In February 2002, SIBMC entered into a substantially similar agreement for an additional $150.0 million with a second bank.

            SIBMC originates loans which conform to the underwriting standards for purchase by the FHLMC and FNMA ("conforming loans") as well as FHA loans, VA loans and non-conforming loans. Non-conforming loans generally consist of loans which, primarily because of size or other underwriting technicalities, do not satisfy the guidelines for resale to FNMA or FHLMC and other private secondary market investors at the time of origination. During the year ended December 31, 2001, non-conforming conventional loans represented approximately 20% of SIBMC's total volume of mortgage loans originated.

            Retail loan origination activities performed by SIBMC include soliciting, completing and processing mortgage loan applications and preparing and organizing the necessary loan documentation. Loan applications are examined for compliance with underwriting criteria and, if all requirements are met, SIBMC issues a commitment to the prospective borrower specifying the amount of the loan and the loan origination fees, points and closing costs to be paid by the borrower or seller and the date on which the commitment expires.

            Typically, when a retail mortgage loan is originated by SIBMC, the borrower pays an origination fee. These fees are payable at the closing of such loan. SIBMC receives these fees on mortgage loans originated through its retail branches. SIBMC may charge additional fees depending upon market conditions, regulatory considerations and the difficulty of processing the transaction, as well as SIBMC's objectives concerning mortgage loan origination volume and pricing. SIBMC incurs certain costs in originating mortgage loans, including overhead, out-of-pocket costs and in some cases, where the mortgage loans are subject to a purchase commitment from private investors, related commitment fees. When a broker loan is originated SIBMC underwrites the loan and commits on the loan based on various underwriting and closing conditions. The broker is responsible for taking the application, determining the best loan program for the applicant and submitting the loan to SIBMC. Once the loan is committed to, the broker is responsible for clearing all of the conditions.The volume and type of mortgage loans and of commitments made by investors vary with competitive and economic fluctuations in revenues from mortgage loan originations. Generally accepted accounting principles ("GAAP") require that direct loan costs incurred in originating mortgage loans be charged to income using the interest method, until the repayment or sale of the related mortgage loans. Loans originated by SIBMC generally are sold in approximately 45 days. Revenues from SIBMC's loan sales are recorded as other income in the Company's consolidated financial statements.

            At December 31, 2001 SIBMC had $673.8 million in commitments to originate single-family residential mortgage loans. In the normal course of business borrowers are given extended commitments on the interest rate for their loan. These commitments typically are for periods ranging from thirty to sixty days prior to the actual sale of the loan. In an effort to protect SIBMC against adverse interest rate movements during the lock-in period, (the period where the loan has been approved but the borrower has not yet exercised his option to fix the interest rate on the loan), loans are sold "forward" in the mortgage-backed securities market to offset the potential erosion in the value of the commitment to the borrower and SIBMC should interest rates rise. The mortgage backed securities market consists of groups of loans that have been exchanged with the large mortgage agencies (FHLMC, FNMA or GNMA) for a security that is issued and backed by that agency. SIBMC will sell forward the security that the loan is targeted to be placed in for conforming conventional loans and FHA/VA mortgage loans. All conforming conventional loans are sold in either FNMA or FHLMC mortgage backed securities and all FHA/VA loans are sold in GNMA mortgage-backed securities. In the case of non-conforming loans (loans that are not eligible for agency mortgage backed securities), SIBMC sells forward whole loan pools that the loans are targeted to be included. These types of transactions are primarily with nationally recognized brokerage firms.

The challenge in hedging is estimating the percentage of approved loans that will eventually close when SIBMC has given a forward interest rate commitment to the borrower. In a rising interest rate environment, a larger percentage of loans will close than originally estimated because borrowers will not be able to get a better rate from another lender. In a declining rate environment, a smaller percentage of loans will close because borrowers will go to another lender to get a lower rate or negotiate a lower rate with SIBMC. In the case of rising rates SIBMC may have insufficient hedges to cover its exposure and in the case of falling interest rates there will be too many hedges to deliver into, which means SIBMC would be forced to repurchase a portion of its hedges at a loss. In an effort to protect itself against the volatility of the closing rate on its pipeline of mortgage loans, a sensitivity report is run daily to estimate the effect on earnings given a three percentage point movement in the price of the underlying mortgage loans. SIBMC uses this report to adjust the forward sales daily to reduce the fluctuations on estimated earnings, primarily due to changes in the value of the pipeline of mortgage loans and the corresponding hedges.

            SIBMC had $856.2 million in commitments to sell loans at December 31, 2001. When SIBMC sells loans, it assumes limited recourse for first payment defaults, fraud and non-compliance with its investors' underwriting guidelines. The first payment default recourse is generally limited to a loan that goes into foreclosure where the delinquency occurred within the first 90 days after a loan is sold to an investor. The recourse obligation for fraud and non-compliance to underwriting standards is generally for the life of the loan. During 2001, SIBMC repurchased $5.8 million in loans and incurred losses of $1.4 million due to these recourse obligations. During the year 2000 SIBMC repurchased one loan for $220,000 and incurred a loss of approximately $5,000.

Asset Quality

            General. As a part of the Company's efforts to improve its asset quality, it has enhanced the loan review area, along with developing and implementing an asset classification system which now includes single-family residential loans. All of the Bank's assets are subject to review under this classification system. Loans are periodically reviewed and the classifications are reviewed by the Board of Directors on at least a quarterly basis.

            When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 16 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Company institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

            Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be doubtful and the value of the collateral is not sufficient to satisfy all interest, principal and potential costs due on the loan. Prior to 1998, the Company's policy was to cease accruing interest on any loan which was 90 days or more past due as to principal or interest. Commencing in 1998, management reviews the collateral value, payment history of individual secured loans along with the financial condition of the borrower to determine the accrual status of the loan when they approach 90 days past due. When a loan is placed on non-accrual status, previously accrued unpaid interest is deducted from interest income. At December 31, 2001, the Company had $15.1 million of loans in non-accrual status compared to $9.8 million as of December 31, 2000 and $12.5 million as of December 31, 1999.

            Real estate acquired by the Company as a result of foreclosure or deed-in-lieu of foreclosure and repossessed assets is classified as real estate owned until sold. These foreclosed assets are considered held for sale and are carried at the lower of fair value minus the estimated costs to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed. The Company performs ongoing inspections of the properties and adjusts the carrying value as needed. The Company attempts to sell all properties through brokers and its own personnel. At December 31, 2001, the Company had $1.2 million in these properties compared to $893,000 as of December 31, 2000.

               Delinquent Loans. The following table sets forth information concerning delinquent loans in the held for investment and held for sale loan portfolio at December 31, 2001, in dollar amounts and as a percentage of each category of the Company's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                 ---------------------      --------------------------  --------------------------
                                      30-59 Days                    60-89 Days                90 Days or More
                                 ---------------------      --------------------------  --------------------------
                                           Percent of                     Percent of                  Percent of
                                             Loan                           Loan                         Loan
                                 Amount    Category          Amount       Category         Amount      Category
                                 ------    --------          ------       --------         ------      --------
                                                             (Dollars in Thousands)
 Mortgage loans:
   Single-family residential    $15,634       0.76%         $ 5,945         0.29%         $ 5,432        0.26%

   Multi-family residential         567       1.16%             162         0.33%              --        0.00%

   Commercial real estate ..      3,848       1.15%           1,510         0.45%              --        0.00%

   Construction and land ...      9,113       3.71%           5,339         2.17%             509        0.21%

   Home equity .............         62       0.48%             258         2.01%              30        0.23%
                                -------       ----          -------         ----          -------        ----
Total mortgage loans .......     29,224       1.08%          13,214         0.49%           5,971        0.22%

 Other loans:

   Commercial business loans      1,257       2.93%              42         0.10%             774        1.80%
   Other
loans ......................      2,645       3.89%             586         0.86%             468        0.69%
                                -------       ----          -------         ----          -------        ----
     Total other loans .....      3,902       3.51%             628         0.57%           1,242        1.12%

                                -------       ----          -------         ----          -------        ----
     Total delinquent loans     $33,126       1.18%         $13,842         0.49%         $ 7,213        0.26%
                                =======       ====          =======         ====          =======        ====

                  Loans Past Due 90 Days or More and Still Accruing And Non-Accruing Assets. The following table sets forth information with respect to, non-accruing loans, and other real estate owned and loans past due 90 days or more and still accruing in the held for investment and held for sale loan portfolio.

                                                                               At December 31,
                                                            -----------------------------------------------------
                                                               2001        2000      1999       1998      1997
                                                            -----------------------------------------------------
                                                                             (Dollars in Thousands)
Non-Accruing Assets
    Mortgage loans:
       Single-family residential .........................   $ 7,663    $ 3,335    $ 2,899    $ 7,067    $ 9,395
       Multi-family residential ..........................        --        340         --        131        319
       Commercial real estate ............................     4,086      2,979      5,568      6,534      8,436
       Construction and land .............................     2,117        524      1,793      1,761      1,131
       Home equity .......................................        38          5        106        212        545
    Other loans:
       Commercial business loans .........................       558      1,482      1,783        346        835
       Other consumer loans ..............................       631      1,111        325        181        570
                                                              -------    -------    -------    -------    -------

       Total non-accrual loans ...........................    15,093      9,776     12,474     16,232     21,231
   Other real estate owned, net ..........................       996        762        887        849        618

   Other repossessed assets, net .........................       231        131         --         --         --
                                                             -------    -------    -------    -------    -------
Total non-accruing assets ................................    16,320     10,669     13,361     17,081     21,849


Loans past due 90 days or more and still accruing ........     7,213      7,068      6,886      7,422         --
                                                             -------    -------    -------    -------    -------
Non-accruing assets and loans past due 90 days
   or more and still accruing ............................   $23,533    $17,737    $20,247    $24,503    $21,849
                                                             =======    =======    =======    =======    =======

Non-accruing assets to total loans including held for sale      0.41%      0.36%      0.62%      1.16%      1.98%
Non-accruing assets to total assets ......................      0.27%      0.20%      0.30%      0.45%      0.82%
Non-accruing loans to total loans
   including held for sale ...............................      0.38%      0.33%      0.58%      1.10%      1.93%
Non-accruing loans to total assets .......................      0.25%      0.19%      0.28%      0.43%      0.80%


            Non-accrual loans and other real estate owned at December 31, 2001 totaled $16.3 million, up from $10.7 million at December 31, 2000 and $13.4 million at December 31, 1999.

            The interest income that would have been recorded during the year ended December 31, 2001 if all of the Company's non-accrual loans at the end of such period had been current in accordance with their terms during such period was $935,000. The actual amount of interest recorded as income (on a cash basis) on such loans during 2001 amounted to $46,000.

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

            For the twelve months ended December 31, 2001 classified assets increased by $34.1 million to $60.1 million at December 31, 2001. The primary reasons for this increase was the downward trend in the local economy, the growth and changing mix of the loan portfolio, the increase in past due and non-accrual loans, the three past-due construction loans previously mentioned and the increased emphasis placed on loan review as evidenced by the inclusion of single - family residential mortgage loans in our asset classification system. In response to this increase, management continues to enhance its loan servicing and collection procedures along with continued emphasis on loan review and loan underwriting. The assets were classified into the following categories at December 31, 2001, substandard $40.1 million, special mention $19.1 million, doubtful $382,000 and loss $246,000.

            Allowance for Loan Losses. The Company's allowance for loan losses was $20.0 million at December 31, 2001 or 132.8% of non-accrual loans and 0.50% of the Company's total loans receivable at such date. The level of the allowance for loan losses is intended to be maintained at a level sufficient to absorb all estimated and probable losses inherent in the loan portfolio. In determining the appropriate level of the allowance for loan losses and accordingly, the level of the provision for loan losses, the Company on a quarterly basis will review the mix and volume of the portfolio and its inherent risks, the level of non-accruing loans and delinquencies, historical loss experience, local and national economic conditions including the direction of real estate values and current trends in regulatory supervision. As a result of current economic conditions, an increase in the level of non-accruing loans, the volume of loan originations, and current events in the Bank's primary market area, the provision for loan losses was $8.8 million for the year ended December 31, 2001 compared to a provision of $652,000 for the year ended December 31, 2000.

            Allowance for Loan Losses. The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                      2001         2000      1999             1998           1997
                                                      ----         ----      ----             ----           ----
                                                                         (Dollars in Thousands)

Allowance at beginning of period ..............    $ 14,638     $ 14,271     $ 16,617      $ 15,709     $  9,977
Provisions
(Benefit) .....................................       8,757          652       (1,843)        1,594        6,003

Increase as a result of acquisition ...........          --          847           --            96           --
Charge-offs:
Mortgage loans:
   Single-family residential ...................      1,854          120          148           358          501
   Multi-family residential ....................         --           --           --            31          100
   Commercial real estate ......................         --          134          474           344          210
   Construction and land .......................         --            6           --            --           --
Other loans ....................................      2,411        1,926        1,043         1,386          507
                                                   --------     --------     --------      --------     --------
   Total charge-offs............................      4,265        2,186        1,665         2,119        1,318

Recoveries:
Mortgage loans:
   Single-family residential ...................        131           19          456           267          533
   Multi-family residential ....................         --           --           --            --           --
   Commercial real estate ......................         --           27           34           210          251
   Construction and land .......................         --           --           --             3           10
Other loans.....................................        780        1,008          672          857           253
                                                   --------     --------     --------      --------     --------
   Total recoveries.............................        911        1,054        1,162        1,337         1,047
                                                   --------     --------     --------      --------     --------
Allowance at end of period ....................    $ 20,041     $ 14,638     $ 14,271      $ 16,617     $ 15,709
                                                   ========     ========     ========      ========     ========

Allowance for loan losses
   to total non-accruing loans at end of period      132.78%      149.73%      114.40%       102.37%       73.69%
                                                   ========     ========     ========      ========     ========

Allowance for loan losses
   to total loans at end of period ............        0.50%        0.49%        0.66%         1.07%        1.42%
                                                   ========     ========     ========      ========     ========

                                       21

Allowance for Loan Losses Allocation.

            The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.


                            2001                   2000               1999                    1998                     1997
                ----------------------- --------------------- -------------------  -----------------------  ------------------------
                            Percent of             Percent of         Percent of              Percent of               Percent of
                             Loans in               Loans in           Loans in                Loans in                 Loans in
                               Each                   Each               Each                    Each                     Each
                            Category to           Category to         Category to             Category to              Category to
                 Amount     Total Loans  Amount   Total Loans Amount  Total Loans   Amount    Total Loans    Amount    Total Loans
                ---------- ------------ -------  ------------ ------- -----------  ---------  ------------  ---------  -------------
                                                                  (Dollars in Thousands)
Residential      8,463        73.94%      2,686       77.88%   5,890      81.08%       5,562      81.90%      5,853         80.36%
Commercial       7,599        23.99%      9,237       19.75%   5,579      16.75%       7,721      17.16%      6,696         19.25%
Other
loans .....      3,979         2.43%      2,715        2.48%   2,802       2.58%       3,334       2.12%      3,160          2.23%
               -------       ------     -------      ------  -------     ------      -------     ------     -------        ------
     Total     $20,041       100.36%    $14,638      100.11% $14,271     100.41%     $16,617     101.18%    $15,709        101.84%
               =======       ======     =======      ======  =======     ======      =======     ======     =======        ======


     The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the Company's level of allowance for loan losses will be sufficient to absorb future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from those conditions used by management to determine the current level of the allowance for loan losses. In addition, the OTS, as an integral part of its examination process, periodically reviews the Company's allowance for loan losses. Such agency may require the Company to make adjustments to the loan loss reserve based upon their own judgements which could differ from those of management.

Securities Activities

     General. As of December 31, 2001, the Company had securities totaling $1.5 billion or 25.5% of the Company's total assets at such date. The unrealized appreciation on the Company's securities available for sale amounted to $1.9 million, net of income taxes. The securities investment policy of the Company, which has been established by the Board of Directors, is designed, among other things, to assist the Company in its asset/liability management policies. The investment policy emphasizes principal preservation, favorable returns on investments, maintaining liquidity within designated guidelines, minimizing credit risk and maintaining flexibility. The current securities investment policies permit investments in various types of assets including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of mortgage-backed and mortgage-related securities, commercial paper, certificates of deposit, equities and federal funds sold to financial institutions approved by the Board of Directors.

     The Holding Company's securities portfolio, on a non-consolidated basis, as of December 31, 2001 was $69.4 million, consisting of equity investments and certain corporate bonds which are not permitted investments for a federally chartered thrift.

     At December 31, 2001, all of the Company's securities were classified as available for sale. Such classification provides the Company with the flexibility to sell securities if deemed appropriate in response to, among other factors, changes in interest rates. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable income taxes.

Securities Portfolio Activity.

The following table sets forth the activity in the Company's aggregate securities portfolio during the periods indicated.



                                                            Year Ended December 31,
                                                  -----------------------------------------
                                                      2001           2000          1999
                                                  -----------    -----------    -----------
                                                             (Dollars in Thousands)

Securities at beginning of period ............    $ 1,888,946    $ 1,963,954    $ 2,029,041
Purchases:

   U.S. Government and agencies ..............             --        219,313        121,954
   State and
municipals ...................................             --          1,515             --

   Agency mortgage-backed securities .........        193,731         65,589        153,489
   Agency CMOs ...............................         13,974         10,981         66,637
   Private CMOs ..............................             16             --             --

   Other debt securities .....................         88,844         45,180         44,497

   Marketable equity securities ..............         40,479         39,038         92,408
                                                  -----------    -----------    -----------
Total purchases ..............................        337,028        381,632        517,115

Sales:

   U.S. Government and agencies ..............         10,000        198,212             --
   State and municipals ......................             --             --             --

   Agency mortgage-backed securities .........         76,410         26,075             --
   Agency CMOs ...............................             --            645             --
   Private CMOs ..............................             --             --             --
   Other debt securities .....................         59,496         39,797         23,681

   Marketable equity securities ..............         66,350         45,493         52,576
                                                  -----------    -----------    -----------
Total sales ..................................        212,256        310,222         76,257

Repayments and prepayments:

   U.S. Government and agencies ..............        112,730          8,100         33,050
   State and municipals ......................            115            140             --

   Agency mortgage-backed securities .........        195,000        139,847        240,177
   Agency CMOs ...............................        109,018         35,805         46,949
   Private CMOs ..............................         76,058         24,592         69,754
   Other debt securities .....................            170            103             --

   Marketable equity securities ..............          1,250             --             --
                                                  -----------    -----------    -----------
     Total repayments and prepayments ........        494,341        208,587        389,930

Accretion of discount and (amortization of
premium) .....................................            499          1,227        (10,497)

Write-down for permanently impaired securities             --             --         (9,069)
Unrealized gains or (losses) on
   available-for-sale securities .............          8,763         60,942        (96,449)
                                                  -----------    -----------    -----------
Securities at end of period ..................    $ 1,528,639    $ 1,888,946    $ 1,963,954
                                                  ===========    ===========    ===========



     Mortgage-Backed and Mortgage-Related Securities. The Company purchases mortgage-backed securities and mortgage-related securities in order to generate positive interest rate spreads with minimal administrative expense, lower its credit risk as a result of guarantees provided by FNMA, FHLMC and GNMA, increase the liquidity of the Company and utilize these securities as collateral for borrowing. The Company has primarily invested in mortgage-backed and mortgage-related securities issued or sponsored by private issuers, and by GNMA, FNMA and FHLMC. At December 31, 2001, the Company's securities included $1.1 billion, or 18.6% of total assets, of mortgage-backed and mortgage-related securities. At such date, 13.1% of the mortgage-backed and mortgage-related securities were adjustable rate and 86.9% were fixed rate. The portfolio of mortgage-backed and mortgage-related securities had a weighted average yield of 6.42%, and an anticipated or estimated duration of 3.28 years as of December 31, 2001.

     The portfolio of mortgage-backed and mortgage-related securities consisted of $642.6 million, or 10.7% of total assets, of mortgage-backed securities and $473.3 million, or 7.9% of total assets of CMOs, at December 31, 2001. The mortgage backed securities were issued or guaranteed by GNMA, FHLMC or FNMA and $130.1 million of the CMOs were issued or guaranteed by FHLMC and GNMA and $343.2 million were privately issued and are all rated AAA.

 U.S. Government and Agency Obligations

     At December 31, 2001, the Company's U.S. Government securities portfolio totaled $1.1 million with a weighted average maturity of 0.9 years. The U.S. Government agency securities portfolio, consisting of callable securities, totaled $56.5 million with a weighted average maturity of 7.2 years and a weighted average life of 0.6 years to the call date.

Other Securities

     At December 31, 2001 the Company's other securities totaled $178.3 million or 3% of total assets. Other securities consist of $176.8 million in corporate bonds, $1.3 million in municipal bonds and $250,000 in foreign bonds. The corporate bonds consist of $126.7 in fixed rate bonds and $50.1 million in adjustable-rate bonds using three month LIBOR as the primary index. The weighted average maturity of the corporate bond portfolio is 23.9 years.

     In the corporate bond portfolio, the Company holds a number of asset - backed securities. Two of these issues, with a total par value of $10.0 million have a market value of $2.3 million as of December 31, 2001, which has been reflected through an adjustment to the Company's stockholders' equity since all securities in the portfolio are classified as available for sale. The Company will continue to monitor the value of the collateral which currently supports the par value of these two issues and does not anticipate a material loss at this time. In the event the Company determines that an other than temporary impairment has occurred in either of these issues, the Company would recognize a charge to current earnings.

     The following table sets forth certain information regarding the contractual maturities of the Bank's U.S. Government Agency obligations and other securities (all of which were classified as available for sale) at December 31, 2001.



                                                                            At December 31, 2001
                           ---------------------------------------------------------------------------------------------------------
                             Maturing in      Weighted     Maturing in    Weighted     Maturing in  Weighted   Maturing in Weighted
                                Under         Average        Under        Average        Under      Average      Over      Average
                               1 Year         Yield        1-5 Years      Yield       6-10 Years    Yield      10 Years     Yield
                           ---------------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
U.S. Government and
federal agency obligations   $  1,000        11.63%      $     --          0.00%      $ 55,775       6.21%     $        --    0.00%
Other securities             $     25         6.75%         23,320         5.74%        37,785       7.17%          140,547   7.84%
                             --------                    ---------                     --------                 -----------
                             $  1,025                    $  23,320                     $ 93,560                 $   140,547
                             ========                    =========                     ========                 ===========


Equity Securities

     At December 31, 2001 the Company's investment in equity securities was $176.8 million or 3% of assets. The equity investment consisted primarily of $102.9 million in FHLB stock, $34.3 million in mutual funds, $19.8 million in preferred stock and $19.7 million in common stock. The required level of investment in FHLB stock as a member is the higher of 5% of the amount of advances the Bank has outstanding with the FHLB or 1% of residential mortgage loans. There is no market for the Company's FHLB stock, however, when the required level of ownership declines, the FHLB repurchases the stock. All equity investments are classified as available for sale.

Sources of Funds

     General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of the Company's funds for use in lending, investing and for other general purposes. The Company also utilizes borrowings, primarily FHLB advances and reverse repurchase agreements, to fund its operations when needed.

     Depending upon market conditions and funding needs, the Bank at times will use brokered CDs as an alternative source of funds. The brokered CDs will be issued by nationally recognized brokerage firms approved by the Board of Directors. At December 31, 2001 and 2000 the balance in brokered CDs was $134.9 million and $74.9 million, respectively.

     Deposits. The Bank offers a variety of deposit accounts which have a range of interest rates and terms. At December 31, 2001, the Bank's deposit accounts consisted of savings (including club accounts), NOW accounts, checking accounts, money market accounts and certificates of deposit (including brokered CDs). The Bank also offers certificates of deposit accounts with balances in excess of $100,000 at preferential rates (jumbo certificates) and also Individual Retirement Accounts ("IRA") and other qualified plan accounts. While jumbo certificate of deposit accounts are accepted by the Bank at preferential rates, other than brokered CDs, the Bank does not solicit such deposits outside of its market area as such deposits are more difficult to retain than core deposits. To enhance the deposit products it offers, build customer relationships and increase market share in certain markets, the Bank offered a new money market account (that also required the opening of a corresponding checking account) in 2001.

     At December 31, 2001, the Bank's deposits totaled $2.9 billion, of which 83.3% were interest bearing deposits at such date. Core deposits (savings accounts, non-interest bearing commercial and retail demand deposits, money market accounts and NOW accounts) were $1.8 billion or 62.6% of total deposits and certificates of deposit were $1.1 billion or 37.4% of total deposits. Included in the Bank's certificates of deposit were $134.9 million of brokered deposits at December 31, 2001. Although the Bank has a significant portion of its deposits in core deposits, management monitors the activity in these accounts and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of these deposits. The Bank is not limited with respect to the rates it may offer on deposit products.

     The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank's deposits are primarily obtained from the areas in which its branch offices are located. The Bank relies primarily on competitive pricing of its deposit products, customer service and long standing relationships with customers to attract and retain deposits. The Bank also utilizes traditional marketing methods including television, radio and print media and direct mail programs to attract new customers and deposits.

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

     The Bank's market areas are Staten Island, New York, Brooklyn, New York and the following counties in New Jersey, Ocean, Monmouth, Union and Middlesex. Staten Island, which represents 70.2% of the Bank's total deposits continues to be the Bank's primary market area. The Bank continues to hold over 28% of the deposits in the Staten Island market which as of June 30, 2001 was the highest percentage held by any one institution on Staten Island.

     For the year ended December 31, 2001, deposits, before interest credited, increased $474.3 million compared with an increase of $88.1 million in 2000 excluding the $368.4 million acquired in acquisitions. Inclusive of interest credited, deposits increased $556.1 million in 2001 and $525.0 million in 2000 including acquired deposits.

     The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                               Years Ended December 31,
                                     -------------------------------------------
                                      2001               2000           1999
                                     -------------------------------------------
                                              (Dollars in Thousands)
Beginning balance .............     $2,345,213      $1,820,233      $1,729,060
Net increase (decrease)
   excluding acquired deposits         474,265          88,146           42,065
Acquired deposits .............             --         368,438
Interest credited ............          81,850          68,396          49,108
Net increase in deposits .....         556,115         524,980          91,173
                                    ----------      ----------      ----------
Ending
balance ......................      $2,901,328      $2,345,213      $1,820,233
                                    ==========      ==========      ==========

            The following table sets forth, by various interest rate categories, the certificates of deposit with the Bank at the dates indicated.

                             Years Ended December 31,
                   ---------------------------------------
                         2001          2000     1999
                   ---------------------------------------
                            (Dollars in Thousands)
 0.00 to
 2.99%...........  $    250,444  $      --   $      343
 3.00 to
 3.99%...........       268,821        292        1,912
 4.00 to
 4.99%...........       295,784    216,385      406,285
 5.00 to
 6.99%...........       256,381    694,684      162,666
 7.00 to
 8.99%...........        12,470     36,223        1,837
                   ---------------------------------------
 Total...........  $  1,083,900  $ 947,584   $  573,043
                   =======================================

Weighted Average Rate

            The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit at December 31, 2001.

                             Over Six
                              Months    Over One Year   Over Two
               Six Months   Through One   Through     Years Through Over Three
                And Less       Year      Two Years     Three Years    Years
            --------------   --------  ------------    ---------   ----------
                                   (Dollars in Thousands)
0.00 to                                                               $
2.99% .....      $154,520   $ 64,499    $ 14,716             8      $ 16,701
3.00 to
3.99% .....       104,438     91,311      64,117         8,328           626
4.00 to
4.99% .....        95,524    152,853      20,589        16,340        10,478
5.00 to
6.99% .....       134,077     34,437      45,340        13,361        29,166
7.00 to
8.99% .....         1,395        347         862            --         9,867
                 --------   --------    --------      --------      --------
Total .....      $489,954   $343,447    $145,624      $ 38,037      $ 66,838
                 ========   ========    ========      ========      ========

     As of December 31, 2001, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $285.2 million. The following table presents the maturity of these certificates of deposit at such date.

                                                   December 31, 2001
                                                  ------------------
                                                 (Dollars in Thousands)

3 months or less............................           $114,746
Over 3 months through 6 months..............             47,141
Over 6 months through 12 months.............             82,326
Over 12 months..............................             40,945
                                                       --------
                                                       $285,158

     The following table sets forth the average dollar amount of deposits in the various types of deposit accounts offered by the Bank at the dates indicated.



                                                  Year to Date Average as of December 31,
                          ----------------------------------------------------------------------------------------
                                     2001                         2000                        1999
                          ---------------------------  -------------------------- --------------------------------
                                             Weighted                   Weighted                        Weighted
                             Year to Date     Average    Year to Date    Average      Year to Date       Average
                           Average Balance    Rate      Average Balance   Rate      Average Balance       Rate
                          ---------------- ----------  ----------------  -------- ------------------   -----------
                                                                (Dollars in Thousands)

Savings accounts .......      $  817,890        2.18%     $  793,908        2.45%      $  752,131         2.49%
Certificates of deposits       1,017,634        5.22         827,504        5.41          556,635         4.76
Money market accounts ..         228,297        3.70         129,002        3.20           87,983         2.96
NOW accounts ...........         101,981        1.83          90,085        2.03           77,088         2.01
Demand deposits ........         453,120                     382,814                      321,414
                              ----------                  ----------                   ----------
     Total .............      $2,618,922        3.10%     $2,223,313        3.16%      $1,795,251         2.75%
                              ==========        ====      ==========        ====       ==========         ====



     Borrowings. The Company's borrowings at December 31, 2001 were $2.5 billion or 40.9% of assets and consisted of primarily FHLB advances secured by the Bank's residential loan portfolio and reverse repurchase agreements entered into with the FHLB and nationally recognized securities brokerage firms. FHLB advances and reverse repurchase agreements were $1.7 billion and $660.4 million, respectively, at December 31, 2001. SIBMC entered into repurchase agreements of $150.0 million each in the fourth quarter of 2001 and first quarter of 2002 with two individual financial institutions. SIBMC's obligations under these repurchase agreements are fully guaranteed by the Bank. The outstanding balances of the repurchase agreement was $66.3 million at December 31, 2001.

     In 2001, borrowings were used to fund certain higher yielding loan originations primarily at SIBMC. The Company intends to reduce borrowings as a percentage of assets in the year 2002 and to continue to emphasize more traditional funding sources such as deposit growth in all markets.

     The following table sets forth information with respect to the Company's borrowings at and during the periods indicated.

                                   At or For the Year Ended December 31,

                                   2001        2000            1999
                                   ----        ----              ----
                                         (Dollars in Thousands)

Maximum month-end balance      $2,535,392   $ 2,249,963   $ 2,049,372
Average balance                $2,399,963   $ 2,147,718   $ 1,673,755
Year end balance               $2,451,762   $ 2,241,011   $ 2,049,372
Weighted average
 interest rate:
   At end of year                   4.64%         6.28%         5.65%
   During the year                  5.39%         6.19%         5.35%

     Trust Activities. The Bank also provides a full range of trust and investment services, and acts as executor or administrator of estates and as trustee for various types of trusts. Trust and investment services are offered through the Bank's Trust Department which was acquired in 1995. Fiduciary and investment services are provided primarily to persons and entities located in our banking branch market area. Services offered include fiduciary services for trusts and estates, money management, custodial services and pension and employee benefits consulting. As of December 31, 2001, the Trust Department maintained approximately 357 trust/fiduciary accounts with an aggregate value of $289.2 million.

     The accounts maintained by the Trust/Investment Services Division consist of "managed" and "non-managed" accounts. "Managed" accounts are those for which the Bank has responsibility for administration and investment management and/or investment advice. "Non-managed" accounts are those accounts for which the Bank merely acts as a custodian. The Company receives fees depending upon the level and type of service provided. The Trust Department administers various trust accounts (revocable, irrevocable, charitable trusts, and trusts under wills), agency accounts (various investment fund products), estate accounts and employee benefit plan accounts (assorted plans and IRA accounts). Two trust officers and related staff are assigned to the Trust Department. The administration of trust and fiduciary accounts are monitored by the Trust Investment Committee of the Board of Directors of SI Bank & Trust as well as a management committee consisting of certain senior officers of the Bank.

Subsidiaries

     SIB Mortgage Corp., doing business as Ivy Mortgage, (SIBMC) is a wholly-owned subsidiary of the Bank incorporated in the State of New Jersey in 1998. SIBMC currently originates loans in 42 states and had assets totaling $1.5 billion at December 31, 2001.

     SIB Investment Corporation (SIBIC) is a wholly-owned subsidiary of the Bank that was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at December 31, 2001 were $906.6 million.

     Staten Island Funding Corporation (SIFC) is a wholly-owned subsidiary of SIBIC incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust ("REIT"). The Bank transferred real estate mortgage loans totaling $648.0 million, net, to SIFC in 1998. In return, the Bank received all the shares of common stock and preferred stock in SIFC. The assets of SIFC totaled $655.9 million at December 31, 2001.

     SIB Financial Services Corporation (SIBFSC) is a wholly owned subsidiary of the Bank incorporated in the State of New York in 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of SBLI USA Mutual Insurance Company, Inc. SIBFSC had assets of $712,000 as of December 31, 2001.

     Employees. The Bank had 606 full-time employees and 217 part-time employees at December 31, 2001. SIBMC had 771 full-time employees and 137 part-time employees at December 31, 2001. None of these employees are represented by a collective bargaining agreement and the Bank and SIBMC believes that it enjoys good relations with its personnel.

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

     The GLBA also imposed new financial privacy obligations and reporting requirements on all financial institutions. The privacy regulations require, among other things, that financial institutions establish privacy policies and disclose such policies to its customers at the commencement of a customer relationship and annually thereafter. In addition, financial institutions are required to permit customers to opt out of the financial institution's disclosure of the customer's financial information to non-affiliated third parties. Such regulations became mandatory as of July 1, 2001.

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

     The Bank's tangible capital ratio was 6.94%, its core capital ratio was 6.98% and its total risk-based capital ratio was 13.29% at December 31, 2001.

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

     At December 31, 2001, the Bank was in the "well-capitalized" category for purposes of the above regulations and as such is not subject to any of the above mentioned restrictions.

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

     At December 31, 2001, under the expanded QTL test, approximately 93.8% of the Bank's portfolio assets were qualified thrift investments.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Bank paid $465,000 in insurance deposit premiums during 2001.

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

     Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific chargeoff method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2001 is approximately $2.4 million. The Bank began to recapture the reserve in 1998.

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

     At December 31, 2001 the Bank's total federal pre-1988 reserve was approximately $11.7 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

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

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to tax years beginning after August 5, 1997. At December 31, 2001, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

State and Local Taxation

     New York State and New York City Taxation. The Company and the Bank report income on a combined calendar year basis to both New York State and New York City. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 8.5% of "entire net income" allocable to New York State
(b) 3.00% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods and rates.

     A temporary Metropolitan Transportation Business Tax Surcharge on Banking corporations doing business in the Metropolitan District has been applied since 1982. The Bank transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 2001, the surcharge rate is 17% of the state franchise tax liability.

     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax, but, is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000. The Delaware tax for 2001 was $150,000. SIBMC is subject to taxes for the additional states that they operate in.

PART II

Item 2. Properties

     The executive offices of the Company and the Bank are located in an owned facility in Staten Island, New York. In addition, the Bank operates five administrative offices located on Staten Island, three of which are owned and one lending office located in Brooklyn, New York which is leased. The Bank has 34 full service branch offices and three limited service branch offices. The branch facilities, of which 14 are leased and 19 owned, are located in Staten Island, New York (20), Brooklyn, New York (2) and New Jersey (15). The final lease expiration date for its properties is 2015.

     In addition, the Bank maintains 56 automated teller machines ("ATMs") all of which are in Bank facilities.

     SIBMC conducts its business from its executive and administrative office in Branchburg, New Jersey and 72 retail loan origination offices in 42 states, all of which are leased with the final lease expiration date in 2005.

     SIBIC conducts its business from its executive office located in Middletown, New Jersey which is leased with an expiration date in 2002.

Item 3.  Legal Proceedings.

     On July 31,2001, the following complaint was filed with United States District Court for the Southern District of New York.

          Costa et al. v. SIB Mortgage Corp. d/b/a Ivy Mortgage et al.
          ------------------------------------------------------------

     The action against SIB Mortgage Corporation d/b/a Ivy Mortgage, styled Costa et al. v. SIB Mortgage Corp. d/b/a Ivy Mortgage et al., currently pending in the United States District Court for the Southern District of New York, is a putative class action brought under the anti-kickback provisions of Section 8 of the Real Estate Settlement Procedures Act ("RESPA"). The complaint alleges yield spread premium fees that SIBMC pays to mortgage brokers are referral fees or kickbacks prohibited by Section 8 of RESPA. Plaintiffs claim to represent a class consisting of all persons similarly situated (a) who secured mortgage financing from SIBMC through mortgage brokers from the period beginning August 1, 2000 to date (claims under Section 8 of RESPA are subject to a one year statute of limitations), and (b) to whose mortgage broker SIBMC paid a yield spread premium or other thing of value. Plaintiffs are seeking to recover damages on behalf of the putative class an amount equal to three times the amount of any and all charges for settlement services paid "directly or indirectly by Plaintiffs and all other members of the Class." Plaintiffs are also seeking reimbursement of costs and attorneys fees in bringing this action. SIBMC is vigorously defending the lawsuit and believes that it has meritorious defenses. There has been no ruling on the merits of either the Plaintiffs' individual claims or the claims of the putative class, and there has been no ruling on class certification.

     On July 21, 2001, a complaint was filed in the Chancery Division of the Circuit Court of Cooks County, Illinois.

                        Kotelenets v. SIB Mortgage Corp.
                        --------------------------------

     The action against SIB Mortgage Corporation, styled Kotelenets v. SIB Mortgage Corp., filed in the Circuit Court of Cook County, Illinois, Chancery Division, is a putative class action brought under the anti-kickback provisions of Section 8 of the Real Estate Settlement Procedures Act ("RESPA"), 12 U.S.C. ss. 2601 et seq., and the unauthorized practice of law provisions of Illinois state law. SIBMC has removed the case to the U.S. District Court for the Northern District of Illinois. The complaint alleges that in connection with mortgage loans, SIBMC engages in document preparation services constituting the unauthorized practice of law under Illinois state law, and that fees SIBMC charges in connection with document preparation are both unlawfully obtained and unearned. The complaint further alleges that SIBMC charges appraisal review fees and governmental recording fees that are both unlawfully charged and unearned in violation of RESPA.

     Plaintiffs claim to represent a class consisting of all other persons similarly situated, i.e., persons with addresses in Illinois, Indiana, Wisconsin or Michigan who were allegedly charged similar fees. They are seeking damages on behalf of the putative class an amount equal to three times the amount of all illegal fees allegedly paid by putative class members, restitution, and other compensatory and punitive damages. Plaintiffs are also seeking reimbursement of costs and attorneys fees in bringing this action. SIBMC is vigorously defending the lawsuit and believes that it has meritorious defenses. There has been no ruling on the merits of either the plaintiffs' individual claims or the claims of the putative class, and there has been no ruling on class certification.


     In addition to the matters described above, the Company is involved in legal proceedings occurring in the normal course of business. Although it is impossible to predict the outcome of any such legal proceedings , the Company believes that such proceedings, individually and in the aggregate, will not have a material effect on the Company.

Item 4.  Submission of Matters to a Vote of Security-Holders.

            Not applicable.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The information required herein to stockholders, to the extent applicable, is incorporated by reference from page 36 and inside back cover of the Company's 2001 Annual Report to Stockholders for the year ended December 31, 2001 ("2001 Annual Report")

Item 6.  Selected Financial Data.

     The information required herein is incorporated by reference from page 9 of the 2001 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required herein is incorporated by reference from pages 10 to 18 of the 2001 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

     The information required herein is incorporated by reference from pages 10 to 13 of the 2001 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

            The information required herein is incorporated by reference from pages 19 to 36 of the 2001 Annual Report.




Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

     The information required herein is incorporated by reference from pages 2 to 6 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on May 2, 2002. ("Definitive Proxy Statement").

Item 11.  Executive Compensation.

     The information required herein is incorporated by reference from pages 10 to 14 of the Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

            The information required herein is incorporated by reference from pages 6 and 9 of the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

            The information required herein is incorporated by reference from pages 14 and 15 of the Definitive Proxy Statement.

PART IV.
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
            (a)  Documents Filed as Part of this Report
                 --------------------------------------

            (1)    The following financial statements are incorporated by
                     reference from Item 8 hereof (see Exhibit 13.0):
                   Report of Independent Auditors
                   Consolidated Statements of Condition as of December 31,
                     2001 and 2000.
                   Consolidated Statements of Income for the Years Ended
                      December 31, 2001, 2000 and 1999.
                   Consolidated Statements of Changes in Shareholders'
                      Equity for the Years Ended December 31, 2001, 2000 and 1999.
                   Consolidated Statements of Cash Flows for the Years
                      ended December 31, 2001, 2000 and 1999.
                   Notes to Consolidated Financial Statements.

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

                                  Exhibit Index
                                  -------------

3.1*               Certificate of Incorporation of Staten Island Bancorp, Inc.
3.2*               Bylaws of Staten Island Bancorp, Inc.
4.0*               Specimen Stock Certificate of Staten Island Bancorp, Inc.
10.1*              Form of Employment Agreement among Staten Island Bancorp,
                   Inc., SI Bank & Trust and certain executive officers.
10.2*              Form of Employment Agreement between Staten Island Bancorp,
                   Inc.and each of Harry P. Doherty and James R. Coyle.
10.3*              Form of Employment Agreement between SI Bank & Trust and each of Harry P. Doherty and James R. Coyle.
10.4**             Amended and Restated 1998 Stock Option Plan
10.5**             Amended and Restated 1998 Recognition and Retention Plan and
                   Trust Agreement
10.6***            Deferred Compensation Plan
10.7****           Employment Agreement between the Bank and Ira Hoberman.
10.8               Supplemental Executive Retirement Plan (SERP)
10.9               Master Repurchase Agreement by and among Credit Suisse First
                   Boston Mortgage Capital LLC, SIB Mortgage Corp. and SI Bank &
                   Trust, dated December 14, 2001.
10.10              Master Repurchase Agreement by and among CDC Mortgage
                   Capital, Inc., SIB Mortgage Corp. and SI Bank & Trust, dated
                   February 12, 2002.
13.0               2001 Annual Report to Stockholders
21.0               Subsidiaries of the Registrant - Reference is made to "Item
                   1. "Business" for the required information
23.0               Consent of Arthur Andersen, LLP
(*)                Incorporated herein by reference from the Company's
                   Registration Statement on Form S-1 (Registration No.
                   333-32113) filed by the Company with the SEC.

(**) Incorporated herein by reference from the Company's definitive proxy statement dated April 1, 2002.

(***) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(****) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(b)         Reports on Form 8-K
            -------------------
             Not applicable

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

          Name                         Title                            Date

/s/ Harry P.Doherty             Chairman and Chief                 April 1, 2002
------------------------        Executive Officer
Harry P. Doherty


/s/ James R. Coyle              Director, President and
------------------------        Chief Operating Officer            April 1, 2002
James R. Coyle

                                Senior Vice President and
/s/ Edward J. Klingele          Chief Financial Officer            April 1, 2002
------------------------        (principal financial and
Edward J. Klingele              accounting officer)


/s/ Harold Banks
------------------------
Harold Banks                    Director                           April 1, 2002


/s/ William G. Horn
------------------------
William G. Horn                 Director                           April 1, 2002


/s/ Denis P. Kelleher
------------------------
Denis P. Kelleher               Director                           April 1, 2002


/s/ Julius Mehrberg
------------------------
Julius Mehrberg                 Director                           April 1, 2002


/s/ John R. Morris
------------------------
John R. Morris                  Director                           April 1, 2002

/s/ William E O'Mara
------------------------
William E. O'Mara               Director                           April 1, 2002