Form 10-Q
period 2002-03-31
STATEN ISLAND BANCORP INC
filed 2002-05-15
CIK 1042801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Transition period from ______________ to ______________

                         Commission File Number 1-13503

                           Staten Island Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            13-3958850
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


           15 Beach Street
      Staten Island, New York                                            10304
---------------------------------------                               ----------
(Address of principal executive office)                               (Zip Code)


                                 (718) 556-6518
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 61,659,940 shares of Common Stock outstanding as of May 6, 2002.

Table of Contents                                                         PAGE
-----------------                                                         ----

Part I    Financial Information

 Item 1   Financial Statements


          Unaudited Statements of Condition
           (As of March 31, 2002 and December 31, 2001)                    1

          Unaudited Statements of Income
           (For three months ended March 31 2002 and 2001)                 2

          Unaudited Statement of Changes in Stockholders' Equity
           (For three months ended March 31, 2002)                         3
          Unaudited Statements of Cash Flows
           (For the three months ended March 31, 2002 and 2001)            4

          Notes to Unaudited Consolidated Financial Statements             5

 Item 2   Management's Discussion and Analysis of Financial Condition an
            Results of Operations                                         14

 Item 3   Quantitative and Qualitative Disclosures About Market Risk      23


Part II   Other Information

 Item 1   Legal Proceedings                                               25

 Item 2   Changes in Securities and Use of Proceeds                       25
 Item 3   Defaults Upon Senior Securities                                 24

 Item 4   Submission of Matters to a Vote of Security Holders             24

 Item 5   Other Information                                               24

 Item 6   Exhibits and Reports on Form 8-K                                24

           Signatures                                                     25

                   STATEN ISLAND BANCORP, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION



                                                                      March 31, 2002   December 31, 2001
                                                                      --------------   -----------------
                                                                              (000's omitted)
                                                                                  unaudited
ASSETS

ASSETS:
  Cash and due from banks .......................................      $    95,422       $   116,846
  Federal funds sold ............................................           84,000            38,000
  Securities available for sale .................................        1,681,340         1,528,639
  Loans, net ....................................................        2,992,957         2,806,619
  Loans held for sale, net ......................................          998,123         1,187,373
  Accrued interest receivable ...................................           29,190            28,601
  Bank premises and equipment, net ..............................           40,095            38,939
  Intangible assets, net ........................................           58,980            58,871
  Other assets ..................................................          190,443           189,558
                                                                       -----------       -----------
           Total assets .........................................      $ 6,170,550       $ 5,993,446
                                                                       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Due Depositors-
  Savings .......................................................      $   938,108       $   868,028
  Certificates of deposit .......................................        1,089,982         1,083,900
  Money market ..................................................          449,795           350,558
  NOW accounts ..................................................          119,285           115,349
  Demand deposits ...............................................          498,862           483,493
                                                                       -----------       -----------
           Total deposits .......................................        3,096,032         2,901,328
  Borrowed funds ................................................        2,449,767         2,451,762
  Advances from borrowers for taxes and insurance ...............           19,354            17,495
  Accrued interest and other liabilities ........................           55,950            70,665
                                                                       -----------       -----------
           Total liabilities ....................................        5,621,103         5,441,250
                                                                       -----------       -----------

STOCKHOLDERS' EQUITY: (1)

Common stock, par value $.01 per share, 100,000,000 shares
authorized, 90,260,624 issued and 61,874,940 outstanding at March
31, 2002 and 90,260,624 issued and 62,487,286 outstanding at
December 31, 2001 ...............................................              903               903
  Additional paid-in-capital ....................................          544,990           543,123
  Retained earnings .............................................          357,548           340,270
  Unallocated common stock held by ESOP .........................          (29,529)          (30,215)
  Unearned common stock held by RRP .............................          (14,176)          (14,333)
  Treasury stock (28,385,684 shares at March 31, 2002
     and 27,773,338 at December 31, 2001), at cost ..............         (304,592)         (289,469)
                                                                       -----------       -----------
                                                                           555,144           550,279
  Accumulated other comprehensive income (loss), net of taxes ...           (5,697)            1,917
                                                                       -----------       -----------
           Total stockholders' equity ...........................          549,447           552,196
                                                                       -----------       -----------
           Total liabilities and stockholders' equity ...........      $ 6,170,550       $ 5,993,446
                                                                       ===========       ===========



(1) Prior period share and related amounts have been adjusted to reflect the 2-for-1 stock split on November 19, 2001.

                   STATEN ISLAND BANCORP, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME




                                                        For the Three Months Ended March 31,
                                                  ------------------------------------------------

                                                              2002                 2001
                                                  (000's omitted, except per share and share data)
                                                  ------------------------------------------------
                                                                      unaudited

Interest Income:
Loans ...............................................      $     69,883       $     59,449
Securities, available for sale ......................            23,825             30,850
Federal funds sold ..................................               509                379
                                                           ------------       ------------
     Total interest income ..........................            94,217             90,678
                                                           ------------       ------------

Interest Expense:
Savings and escrow ..................................             4,483              4,361
Certificates of deposits ............................            10,346             13,930
Money market and NOW ................................             3,357              1,747
Borrowed funds ......................................            28,140             34,801
                                                           ------------       ------------
     Total interest expense .........................            46,326             54,839
                                                           ------------       ------------
  Net interest income ...............................            47,891             35,839
Provision for Loan Losses ...........................             1,500                600
                                                           ------------       ------------
  Net interest income after provision for loan losses            46,391             35,239
                                                           ------------       ------------

Other Income (Loss):
Service and fee income ..............................             5,052              4,890
Net gains on loan sales .............................            34,855              9,555
Loan fees ...........................................             6,780              2,087
Securities transactions .............................              (333)                (6)
                                                           ------------       ------------
                                                                 46,354             16,526

Other Expenses:
Personnel ...........................................            19,308             12,747
Commissions .........................................            20,639              4,898
Occupancy and equipment .............................             3,621              3,188
Amortization of intangible assets ...................               145              1,387
Data processing .....................................             1,706              1,539
Marketing ...........................................             1,110                673
Professional fees ...................................             2,660                608
Other ...............................................             8,398              4,520
                                                           ------------       ------------
     Total other expenses ...........................            57,587             29,560
                                                           ------------       ------------
     Income before provision for income taxes .......            35,158             22,205
                                                           ============       ============

Provision for Income Taxes ..........................            13,175              8,209
                                                           ------------       ------------
Net Income ..........................................      $     21,983       $     13,996
                                                           ============       ============

Earnings Per Share:(1)
     Basic ..........................................      $       0.39       $       0.22
     Fully Diluted ..................................      $       0.38       $       0.22

Weighted Average: Fully Diluted(1)
     Common Shares ..................................        90,260,624         90,260,624
     Less: Unallocated ESOP/RRP Shares ..............         5,390,001          5,857,552
     Less: Treasury Shares ..........................        26,979,496         21,752,162
                                                           ------------       ------------
                                                             57,891,127         62,650,910
                                                           ============       ============


(1) Prior period amounts have been adjusted to reflect the 2-for-1 stock split on November 19, 2001.

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY


                                                             Unallocated
                                                Additional     Common      Unearned
                                       Common    Paid-In        Stock        RRP      Treasury   Comprehensive   Retained
                                       Stock     Capital    Held by ESOP    Shares     Stock        Income        Income
                                    ---------------------------------------------------------------------------------------
                                                                        (000's omitted)
                                                                           unaudited
Balance January 1, 2002 ..........  $     903   $ 543,123    $ (30,215)   $ (14,333)  $(289,469)                $ 340,270

Change in unrealized
     appreciation (depreciation)
     on securities, net of tax ...                                                                     (7,614)

Allocation of 114,452 ESOP shares                   1,455          686

Vesting of 17,200 RRP shares .....                      4                       157

Exercise of 448,842 stock options                     408                                 5,151                     1,524

Treasury stock (1,103,520) at cost                                                      (20,274)

Net Income .......................                                                                     21,983      21,983
                                                                                                    ---------

                                                                                                       14,369

Cash Dividends paid ..............                                                                                 (6,229)
                                    ---------------------------------------------------------------------------------------
Balance March 31, 2002 ...........  $     903   $ 544,990    $ (29,529)   $ (14,176)  $(304,592)                $ 357,548
                                    =======================================================================================


                                    Accumulated
                                       Other
                                   Comprehensive
                                   Income (Loss)   Total
                                   ------------------------


Balance January 1, 2002 ..........   $   1,917   $ 552,196

Change in unrealized
     appreciation (depreciation)
     on securities, net of tax ...      (7,614)     (7,614)

Allocation of 114,452 ESOP shares                    2,141

Vesting of 17,200 RRP shares .....                     161

Exercise of 448,842 stock options                    7,083

Treasury stock (1,103,520) at cost                 (20,274)

Net Income .......................                  21,983




Cash Dividends paid ..............                  (6,229)
                                   -----------------------
Balance March 31, 2002 ...........   $  (5,697)  $ 549,447
                                   =======================

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                   2002                2001
                                                                                   ----                ----
                                                                                        (000's omitted)
                                                                                           unaudited
Cash Flows From Operating Activities:
Net Income                                                                     $    21,983         $    13,996
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization                                                          940                 951
(Accretion) and amoritzation of bond and mortgage premiums and discount               (250)                  8
Amortization of intangible assets                                                      145               1,387
Realized Loss on sale of available for sale securities                                 333                   6
Other noncash income                                                                (4,458)             (3,543)
Expense charge relating to allocation and earned
portions of employee benefit plan                                                    2,966               2,391
Provision for possible loan losses                                                   1,500                 600
Increase in net deferred loan fees and costs                                          (149)                (81)
Decrease (increase) in accrued interest receivable                                    (589)              2,598
Decrease (increase) in other assets                                                  5,242              (8,667)
(Decrease) increase in accrued interest other liabilities                          (14,665)              7,369
(Increase) decrease in deferred income taxes                                          (129)              1,939
Recoveries of loans                                                                    255                 256
                                                                               -------------------------------
Net cash provided by operating activities                                           13,124              19,210
                                                                               -------------------------------

Cash Flows From Investing Activities:
Maturities of available for sale securities                                        181,784             101,681
Sales of available for sale securities                                              18,293             113,018
Purchases of available for sale securities                                        (366,392)           (110,022)
Principal collected on loans                                                       329,828             295,012
Loans made to customers                                                         (1,513,462)           (712,981)
Purchases of loans                                                                 (96,917)           (140,091)
Sales of loans                                                                   1,286,952             220,521
Capital expenditures                                                                (2,258)               (783)
                                                                               -------------------------------
Net cash used in investing activities                                             (162,172)           (233,645)
                                                                               -------------------------------

Cash Flows From Financing Activities:
Net increase in deposit accounts                                                   194,704             151,679
Net increase in advances from borrowers for taxes and insurance                      1,859               4,537
Increase (decrease) in borrowings                                                   (1,995)             88,778
Cash dividends paid                                                                 (6,229)             (5,174)
Purchase of treasury stock                                                         (20,274)            (28,675)
Exercise of stock options                                                            5,559                  --
                                                                               -------------------------------
Net cash provided by financing activities                                          173,624             211,145
                                                                               -------------------------------
Net decrease (increase) in cash and cash equivalents                                24,576              (3,290)

Cash and cash equivalents, beginning of year                                       154,846             104,103
Cash and cash equivalents, end of period                                       $   179,422         $   100,813
                                                                               ===============================

Supplemental Disclosures Of Cash Flow Information:
Cash paid for-
Interest                                                                       $    45,973         $    55,435
Income taxes                                                                   $    34,823         $     3,889

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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

Business

         Staten Island Bancorp, Inc. is the holding company for SI Bank & Trust. The Bank, which is a traditional full service community oriented bank, operates seventeen full service branches on Staten Island, two full service branches in Brooklyn, six full service branches in Ocean County, New Jersey, two full service branches in Monmouth County, New Jersey, three full service branches in Union County, New Jersey and three full service branches in Middlesex County, New Jersey. The Bank also has a lending center and a Trust Department on Staten Island. Commercial lending offices are also located in Bay Ridge, Brooklyn and the Howell, New Jersey branch.

         The Mortgage Company does business as Ivy Mortgage and is headquartered in Branchburg, New Jersey. The Mortgage Company originates loans in 42 states and sells them to investors generating fee income for the Bank. The Bank, in its efforts to manage interest rate risk and maintain yields, retains for its own portfolio certain loans originated by the Mortgage Company.

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

         The Company, on November 19, 2001, paid a stock dividend of one share for each share of stock held (two-for-one stock split) to shareholders of record on November 5, 2001. At March 31, 2002 the number of shares issued was 90,260,624 and the number of shares outstanding was 61,874,940. All share amounts and earnings per share amounts have been adjusted for the stock split.

The Bank has the following wholly owned subsidiaries:

         The Mortgage Company was incorporated in the State of New Jersey in 1998. The Mortgage Company currently originates loans in 42 states and, as of March 31, 2002, had assets totaling $1.3 billion of which $998.1 million were loans held for sale, net.

         SIFC is a wholly owned subsidiary of SIBIC, incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust ("REIT"). The assets of SIFC totaled $665.7 million at March 31, 2002.

         SIBIC was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at March 31, 2002 were $917.9 million.

         SIBFSC was incorporated in the State of New York in January 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI USA Mutual Life Insurance Co. In the second quarter of 2002, it is anticipated that this subsidiary will begin to offer certain non-deposit investment products such as mutual funds and annuities along with additional insurance products using a third party vendor. The assets of SIBFSC were $527,600 as of March 31, 2002.


Earnings Per Share

         Earnings per share are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, adjusted for the unallocated portion of shares held by the ESOP and unearned RRP shares in accordance with the Statement of Positions 93-6. The following table is a reconciliation of the earnings per share calculation for the three months ended March 31, 2002 and 2001.

Earnings Per Share Reconciliation


                                                                 Weighted
                                                                 Average
                                                                  Shares     Per Share
                                                Net Income     Outstanding     Amount
                                                ----------     -----------     ------
                                                   (Dollars and shares in thousands,
                                                       except per share amounts)

                                                   Three Months ended March 31, 2002
                                                 --------------------------------------
Basic EPS
  Net income                                       $ 21,983       56,739      $   0.39
Effect of Dilutive Securities
  Incremental shares from assumed
     exercise of outstanding options                     --        1,152      $  (0.01)
Diluted EPS
                                                   --------       ------      --------
                                                   $ 21,983       57,891      $   0.38
                                                   ========       ======      ========

                                                    Three Months ended March 31, 2001
                                                  --------------------------------------
Basic EPS
  Net income                                       $ 13,996       62,583      $   0.22
Effect of Dilutive Securities
  Incremental shares from assumed
     exercise of outstanding options                     --     $     68
                                                   --------       ------      --------
Diluted EPS                                        $ 13,996       62,651      $   0.22
                                                   ========       ======      ========


Securities - Available for Sale. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities of the Company at March 31, 2002 and December 31, 2001.




                                                               March 31, 2002              December 31, 2001
                                                          -------------------------     -------------------------
Bonds - Available For Sale                                 Amortized         Fair       Amortized        Fair
--------------------------                                    Cost           Value         Cost          Value
                                                          ----------    -----------     ----------     ----------
                                                              (000's omitted)               (000's omitted)
U.S. Treasuries .....................................     $    1,025    $     1,057     $    1,035     $    1,082
Govt. Sponsored Agencies ............................         79,530         79,577         55,476         56,470
Industrial and Finance ..............................        208,534        183,305        199,470        178,077
Foreign .............................................            250            250            250            250
                                                          ----------    -----------     ----------     ----------
Total Debt Securities ...............................        289,339        264,189        256,231        235,879
                                                          ----------    -----------     ----------     ----------

G.N.M.A. - M.B.S ....................................          9,286          9,521         10,347         10,642
F.H.L.M.C. - M.B.S ..................................        375,639        375,777        295,432        299,975
F.N.M.A. - M.B.S ....................................        455,440        456,595        326,927        331,991
Agency C.M.O.s ......................................        129,519        130,943        128,564        130,116
Privately Issued C.M.O.s ............................        274,443        277,745        337,272        343,201
                                                          ----------    -----------     ----------     ----------
Total Mortgage-Backed and Mortgage Related Securities      1,244,327      1,250,581      1,098,542      1,115,925
                                                          ----------    -----------     ----------     ----------
Total Bonds - Available For Sale ....................      1,533,666      1,514,770      1,354,773      1,351,804
                                                           ---------      ---------      ---------      ---------


Equity Securities                                           Amortized        Fair        Amortized        Fair
                                                              Cost           Value          Cost          Value
                                                           ----------     ----------     ----------     ----------
Preferred Stock .....................................          10,622          9,874         20,352         19,842
Common Stock ........................................          18,443         23,249         16,279         19,744
FHLB Common Stock ............                                 97,900         97,900        102,900        102,900
IIMF Capital Appreciation Fund.......................          31,243         35,547         31,229         34,349
                                                           ----------     ----------     ----------     ----------
Total Equity Securities .............................         158,208        166,570        170,760        176,835
                                                           ----------     ----------     ----------     ----------
Total Investments ...................................      $1,691,874     $1,681,340     $1,525,533     $1,528,639
                                                           ==========     ==========     ==========     ==========

Loan Portfolio Composition. The following table sets forth the composition of the Bank's held for investment loans at the dates indicated. (unaudited)




                                          March 31, 2002  December 31, 2001
                                          --------------  -----------------

  Mortgage loans:(1)
Single-family residential .............     $2,241,378        $2,062,336
Multi-family residential ..............         48,659            48,783
Commercial real estate ................        372,920           335,821
Construction and land .................        221,162           245,515
Home equity ...........................         15,090            12,815
                                            ----------        ----------

  Total mortgage loans ................      2,899,209         2,705,270

  Other loans:
Student loans .........................            433               288
Passbook loans ........................          8,475             7,477
Commercial business loans .............         37,694            42,962
Other consumer loans ..................         56,841            60,292
                                            ----------        ----------
  Total other loans ...................        103,443           111,019
                                            ----------        ----------

  Total loans receivable ..............      3,002,652         2,816,289
  Less:
Premium (discount) on loans purchased .          4,820             5,135
Allowance for loan losses .............        (21,168)          (20,041)
Deferred loan costs (fees) ............          6,653             5,236
                                            ----------        ----------
     Loans receivable, net ............     $2,992,957        $2,806,619
                                            ==========        ==========



(1) Mortgage loans held for sale, net at March 31, 2002 and December 31, 2001, were $998.1 million and $1.2 billion, respectively, and are not included in this table.

Delinquent Loans: The following table sets forth information concerning accruing loans which were delinquent 30 days or more at March 31, 2002, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                             March 31, 2002
                                    --------------------------------------------------------------------
                                                                                   90 Days or More and
                                       30-59 Days              60-89 Days            Still Accruing
                                    ------------------    --------------------    ----------------------
                                              Percent                Percent                    Percent
                                              of Loan                of Loan                    of Loan
                                    Amount    Category    Amount     Category      Amount       Category
                                    ------    --------    ------     --------      ------       --------
                                                          (Dollars in Thousands)
Mortgage loans:
  Single-family residential...     $21,487      0.67%     $ 4,229      0.13%       $ 4,456        0.14%
  Multi-family residential ...         486      1.00%          --      0.00%            --        0.00%
  Commercial real estate .....       3,770      1.01%       1,119      0.30%            --        0.00%
  Construction and land ......       5,498      2.49%         404      0.18%            --        0.00%
Home equity ..................         229      1.52%          68      0.45%            27        0.18%
                                   -------      ----      -------      ----        -------        ----
     Total mortgage loans ....      31,470      0.81%       5,820      0.15%         4,483        0.12%

Other loans:
  Commercial business loans ..       1,043      2.77%       1,842      4.89%            27        0.07%
  Other loans ................       2,342      3.56%         794      1.21%           467        0.71%
                                   -------      ----      -------      ----        -------        ----
     Total other loans .......       3,385      3.27%       2,636      2.55%           494        0.48%

                                   -------      ----      -------      ----        -------        ----
     Total ...................     $34,855      0.88%     $ 8,456      0.21%       $ 4,977        0.13%
                                   -------      ----      -------      ----        -------        ----

Delinquent  Loans:  The  following  table  sets  forth  information   concerning
delinquent loans at the dates indicated. The amounts presented represent the total outstanding principal balances of the related held in portfolio and held for sale loans, rather than the actual payment amounts which are past due.





                                        March 31, 2002    December 31, 2001
                                        --------------    -----------------

90 Days or More                                   (000s omitted)
---------------
Mortgage loans:
     Single-family residential.....          $4,456              $5,432
     Multi-family residential .....              --                  --
     Commercial real estate .......              --                  --
     Construction and land ........              --                 509
     Home equity ..................              27                  30
                                              -----               -----
       Total mortgage loans .......           4,483               5,971

Other loans:
     Commercial business loans ....              27                 774
     Other loans ..................             467                 468
                                             ------              ------
       Total other loans ..........             494               1,242
                                             ------              ------
       Total ......................          $4,977              $7,213
                                             ======              ======



                                         March 31, 2002     December 31, 2001
                                         --------------     -----------------
60-89 Days
----------
Mortgage loans:
     Single-family residential...           $ 4,229             $ 5,945
     Multi-family residential ...                --                 162
     Commercial real estate .....             1,119               1,510
     Construction and land ......               404               5,339
     Home equity ................                68                 258
       Total mortgage loans .....             5,820              13,214
Other loans:
     Commercial business loans ..             1,842                  42
     Other loans ................               794                 586
                                            -------             -------
       Total other loans ........             2,636                 628
                                            -------             -------
       Total ....................           $ 8,456             $13,842
                                            =======             =======



                                         March 31, 2002     December 31, 2001
                                         --------------     -----------------
30-59 Days
----------
Mortgage loans:
  Single-family residential...              $21,487             $15,634
  Multi-family residential ...                  486                 567
  Commercial real estate .....                3,770               3,848
  Construction and land ......                5,498               9,113
  Home equity ................                  229                  62
                                            -------             -------
       Total mortgage loans ..               31,470              29,224
Other loans:
  Commercial business loans ..                1,043               1,257
  Other loans ................                2,342               2,645
                                            -------             -------
       Total other loans .....                3,385               3,902
                                            -------             -------
       Total .................              $34,855             $33,126
                                            =======             =======

Loans Past Due 90 Days or More and Still Accruing And Non-Accruing Assets. The following table sets forth information with respect to, non-accruing loans, other real estate owned and repossessed assets, loans past due 90 days or more and still accruing, and non-accruing securities.


                                                                 March 31, 2002     December 31, 2001
                                                                 --------------     -----------------
Non-Accruing Loans
     Mortgage loans:
         Single-family residential ........................          $10,037           $ 7,663
         Multi-family residential .........................              158                --
         Commercial real estate ...........................            3,775             4,086
         Construction and land ............................           12,146             2,117
         Home equity ......................................               38                38
     Other loans:
         Commercial business loans ........................              561               558
         Other consumer loans .............................              533               631

         Total non-accrual loans ..........................           27,248            15,093
     Other real estate owned and repossessed assets, net...            1,717             1,227
         Total non-accruing loans and
         real estate owned and repossessed assets .........           28,965            16,320

Loans past due 90 days or more and still accruing .........            4,977             7,213
Non-accruing loans and real estate owned and
repossessed assets and loans past due 90 days
         or more and still accruing .......................          $33,942           $23,533

Non-accruing loan assets to total* HFI &** HFS loans ......             0.73%             0.41%
Non-accruing loan assets to total assets ..................             0.47%             0.27%
Non-accruing loans to total *HFI & **HFS loans ............             0.68%             0.38%
Non-accruing loans to total assets ........................             0.44%             0.25%

Non-Accruing Security Assets
         Non-accruing available for sale securities .......          $ 4,500           $    --

Non-accruing securities to total securities ...............             0.27%             0.00%
Non-accruing loans and securities assets to total assets ..             0.54%             0.27%

*  Held for Investment
** Held for Sale

Allowance for Loan Losses. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.



                                                   Three Months Ended       Year Ended
                                                        March 31,           December 31,
                                                  ---------------------    -------------
                                                    2002          2001          2001
                                                  -------       -------       -------
                                                            (000's omitted)
Allowance at beginning of period ...........      $20,041       $14,638       $14,638
Provisions .................................        1,500           600         8,757
Charge-offs:
Mortgage loans:
  Construction, land and land development...          --            --            --
  Single-family residential ................           28            50         1,854
  Multi-family residential .................           --            --            --
  Commercial real estate ...................           --            --            --
Other loans ................................          600           743         2,411
                                                  -------       -------       -------
  Total charge-offs ........................          628           793         4,265
Recoveries:
  Mortgage loans:
  Construction, land and land development ..           15            --            --
  Single-family residential ................           --            13           131
  Multi-family residential .................           --            --            --
  Commercial real estate ...................           --            --            --
Other loans ................................          240           243           780
                                                  -------       -------       -------
  Total recoveries .........................          255           256           911
                                                  -------       -------       -------
Allowance at end of period .................      $21,168       $14,701       $20,041
                                                  =======       =======       =======

Allowance for possible loan losses
  to total non-accruing loans at
   end of period ...........................        77.69%       134.82%       132.78%

Allowance for possible loan losses
   to total loans at end of period .........         0.53%         0.45%         0.50%


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

Changes in Financial Condition

         The Company recorded total assets of $6.2 billion at March 31, 2002 compared to total assets of $6.0 billion at December 31, 2001. The growth of $177.1 million or 3.0% was due to an increase of $186.3 million in loans, net and an increase of $152.7 million in securities available for sale. These increases were partially offset by a $189.2 million decrease in loans held for sale, net. The increase in loans, net was due to the originations of $224.5 million of primarily residential loans by the Bank during the first quarter of 2002. The level of originations reflects the Bank's continued business development efforts to originate both residential and commercial loans in its primary market area. The increase in loans, net was also due to the retention of $189.5 million of higher yielding, primarily adjustable rate residential mortgage loans originated by the Mortgage Company. The increase in securities, available for sale was due to management's plan to invest excess cash flows in the securities portfolio. Securities purchases for the quarter totaled $366.4 million of which $39.8 million were US Government agencies and $303.0 million were agency backed CMOs and mortgage-backed securities. Loans held for sale, net, decreased due to loan sales of $1.5 billion by the Mortgage Company compared to originations of $1.3 billion by the Mortgage Company for the first quarter of 2002. It is anticipated that in the current rate environment, originations by the Mortgage Company will remain at approximately $1.3 billion for the second quarter of 2002.

         Deposits increased $194.7 million or 6.7% during the first three months of 2002 and totalled $3.1 billion at March 31, 2002. This increase was primarily due to a $99.2 million increase in money market accounts and a $70.1 million increase in savings accounts. The increase in money market accounts is primarily due to the introduction of a new deposit account known as the "Edge" account, which is a higher yielding money market account which also requires the opening of a non-interest bearing DDA account and is promoted primarily in the Bank's New Jersey markets. The growth in savings accounts, which was primarily in the Bank's Staten Island market, was due to the current rate environment making this product attractive to depositors and the level of service provided by the Bank. Core deposits, which consist of savings, money market, NOW and DDA accounts, represented 64.8% of deposits at March 31, 2002. The Company believes that it can maintain this level of core deposits primarily due to the quality customer service offered by the Bank and the current rate environment.

         The Company's borrowings at both March 31, 2002 and December 31, 2001 were $2.5 billion. Borrowings as a percentage of assets at March 31, 2002 and December 31, 2001 were 39.7% and 40.9%, respectively. The Company intends to reduce borrowings as a percentage of assets in 2002 and continue to emphasize more traditional funding sources such as deposit growth in all markets.

         Stockholders' equity amounted to $549.4 million at March 31, 2002 and $552.2 million at December 31, 2001 or 8.9% and 9.2% of total assets at such dates, respectively. The decrease of $2.7 million was due to the repurchase of
1.1 million shares of the Company's common stock at a cost of $20.3 million, aggregate cash dividend payments of $6.2 million and a $7.6 million increase in the unrealized depreciation on securities available for sale, net of taxes. These decreases were partially offset by net income of $22.0 million, an allocation of Employee Stock Ownership Plan "ESOP" shares and Recognition and

Retention Plan "RRP" shares resulting in an increase of $2.3 million and the exercise of 448,842 stock options resulting in an increase of $7.1 million. The tangible book value per share of the Company's common stock was $7.93 at March 31, 2002 compared to $7.89 at December 31, 2001.

Results of Operations

         The Company reported net income of $22.0 million or $0.38 per fully diluted share for the three months ended March 31, 2002 compared to net income of $14.0 million or $0.22 per fully diluted share for the comparable time period last year. Cash earnings for the first quarter of 2002 were $24.0 million or $0.41 per fully diluted share compared to cash earnings of $16.9 million or $0.27 per fully diluted share for the first quarter of 2001. The increase of $0.16 in fully diluted earnings per share represents a 72.7% increase and the $0.14 increase in cash earnings per share represents a 51.9% increase. Cash earnings represent the Company's net income increased by adding back non-cash expenses net of applicable taxes related to the ESOP and RRP plans and the amortization of goodwill. Core earnings which represent the Company's earnings excluding securities gains and losses, net of taxes, were $0.38 per fully diluted share for the current first quarter compared to $0.22 per fully diluted share, an increase of 72.7% over the first quarter of 2001.

         The return on average equity and average assets for the three months ended Mach 31, 2002 was 16.06% and 1.46%, respectively, compared to 9.77% and 1.06%, respectively, for the comparable time period last year.

         The increase in net income for the quarter ended March 31, 2002 compared to the same quarter one year ago was due to an increase of $29.8 million in other income and a $12.1 million increase in net interest income. These increases were partially offset by a $28.0 million increase in total other expenses, a $5.0 million increase in the provision for income taxes and a $900,000 increase in the provision for loan losses.

       AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID



                                                                           Three Months Ended March 31,
                                                     -----------------------------------------------------------------------

                                                                   2002                                2001
                                                     ---------------------------------   -----------------------------------
                                                                               Average                                Average
                                                     Average                   Yield/     Average                      Yield/
                                                     Balance       Interest     Cost      Balance     Interest         Cost
                                                     -------       --------     ----      -------     --------         ----
                                                                               (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1):
     Real estate loans .......................      $3,857,163    $   67,652     7.11%   $2,982,436   $   56,619        7.70%
     Other loans .............................         106,137         2,231     8.52%      118,923        2,830        9.65%
                                                    ----------    ----------             ----------   ----------

       Total loans ...........................       3,963,300        69,883     7.15%    3,101,359       59,449        7.77%
     Securities ..............................       1,584,271        23,825     6.10%    1,878,220       30,850        6.66%
     Other interest-earning assets (2) .......         131,419           509     1.57%       33,990          379        4.53%
                                                    ----------    ----------             ----------   ----------

       Total interest-earning assets .........       5,678,990        94,217     6.73%    5,013,569       90,678        7.34%
                                                                  ----------                          ----------

Noninterest-earning assets ...................         428,754                              333,643
                                                    ----------                           ----------
     Total assets ............................      $6,107,744                           $5,347,212
                                                    ==========                           ==========



Interest-bearing liabilities:
  Deposits:
     NOW and money market deposits ...........      $  520,441    $    3,357     2.62%   $  242,022   $    1,747        2.93%
     Savings and escrow accounts .............         915,964         4,483     1.98%      784,874        4,361        2.25%
     Certificates of deposit .................       1,079,803        10,346     3.89%      979,737       13,930        5.77%
                                                     ---------        ------                -------       ------

       Total deposits ........................       2,516,208        18,186     2.93%    2,006,633       20,038        4.05%
  Total Other Borrowings .....................       2,475,947        28,140     4.61%    2,296,831       34,801        6.14%
                                                     ---------        ------              ---------       ------
       Total interest-bearing liabilities ....       4,992,155        46,326     3.76%    4,303,464       54,839        5.17%
                                                                      ------                              ------

Noninterest-bearing liabilities (3) ..........         560,400                              462,513

  Total liabilities ..........................       5,552,555                            4,765,977
Stockholders' equity .........................         555,189                              581,235
                                                    ----------                           ----------
  Total liabilities and stockholders' equity..      $6,107,744                           $5,347,212
                                                    ==========                           ==========
Net interest-earning assets ..................      $  686,835        47,891             $  710,105       35,839
                                                    ==========        ======             ==========       ======

Net interest income/interest rate spread .....                                   2.96%                                  2.17%
                                                                                 ====                                   ====


Net interest margin ..........................                                   3.42%                                  2.90%
                                                                                 ====                                   ====

Ratio of average interest-earning assets
  to average interest-bearing liabilities ....                                 113.76%                                116.50%
                                                                               ======                                 ======



-----------------

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(2)  Includes money market accounts and Federal Funds sold.
(3)  Consists primarily of demand deposit accounts

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


                                                          Three Months Ended March 31,
                                                              2002 compared to 2001
                                            ----------------------------------------------------------
                                             Increase (decrease) due to      Total
                                                                             Rate/        Net Increase
                                                Rate         Volume          Volume        (Decrease)
                                             --------       --------        --------        --------
                                                                 (000's omitted)
Interest-earning assets:
  Loans receivable:
    Real estate loans .................      $ (4,309)      $ 16,606       $ (1,264)      $ 11,033
    Other loans .......................          (331)          (304)            36           (599)
                                             --------       --------       --------       --------

    Total loans receivable ............        (4,640)        16,302         (1,228)        10,434
Securities ............................        (2,603)        (4,828)           407         (7,024)
Other interest-earning assets .........          (248)         1,087           (710)           129
                                             --------       --------       --------       --------
Total net change in income on interest-
    earning assets ....................        (7,491)        12,561         (1,531)         3,539
                                             --------       --------       --------       --------

Interest-bearing liabilities:
  Deposits:
    NOW and money market deposits .....          (186)         2,010           (214)         1,610
    Savings and escrow accounts .......          (520)           728            (86)           122
    Certificates of deposit ...........        (4,543)         1,423           (464)        (3,584)
      Total deposits ..................        (5,249)         4,161           (764)        (1,852)
Other Borrowings ......................        (8,697)         2,714           (678)        (6,661)

                                             --------       --------       --------       --------
Total net change in expense on
    interest-bearing liabilities ......       (13,946)         6,875         (1,442)        (8,513)
                                             --------       --------       --------       --------
Net change in net interest income .....      $  6,455       $  5,686       $    (89)      $ 12,052
                                             ========       ========       ========       ========

Interest Income

     The Company's total interest income was $94.2 million for the first quarter of 2002 compared to $90.7 million for the first quarter of 2001. The increase of $3.5 million was due to a $10.4 million increase in the interest income from loans partially offset by a $7.0 million decrease in interest income from securities. The increase in interest income from loans was due to a $861.9 million increase in the average balance of the loan portfolio partially offset by a decline in the average yield on loans to 7.15% for the first quarter of 2002 compared to 7.77% for the first quarter of 2001. The increase in the average balance of the loan portfolio was due to the increase in loans held for sale at the Mortgage Company, the retention of higher yielding loans originated by the Mortgage Company for the Bank's portfolio and increased loan originations by the Bank. The decrease in the average yield on the loan portfolio was due to the generally lower interest rate environment over the past twelve months. The decrease in interest income on securities was due to a $293.9 million decrease in the average balance of the securities portfolio and, to a lesser extent, the 56 basis point decrease in the average yield on securities to 6.10% for the first quarter of 2002. The decrease in the average balance of the securities portfolio was due to the use of cash flows generated by the securities portfolio to fund higher yielding loan originations during the year 2001. The decline in the average yield on the securities portfolio is primarily due to the lower rate environment and the accelerated paydown of higher yielding mortgage-backed securities in this interest rate environment.

Interest Expense

     The Company's total interest expense for the first quarter of 2002 was $46.3 million compared to $54.8 million for the first quarter of 2001. The decrease of $8.5 million or 15.5% is primarily due to a $3.6 million decrease in interest expense on certificates of deposit and a $6.7 million decrease in interest expense on borrowed funds partially offset by a $1.6 million increase in interest expense on NOW and money market accounts. The decrease in interest expense on certificates of deposit was due to a 188 basis point decline in the average cost to 3.89% for the first quarter of 2002 partially offset by a $100.1 million increase in the average balance of certificates of deposit. The decline in the average cost of certificates of deposit was due to the rollover of maturing certificates of deposit to lower rates reflective of the current rate environment. The increase in the average balance of certificates of deposit was due to managements' plan to increase retail deposits and the opening of two new branches in the first quarter of 2002. The Bank also expects to open two branches in the second quarter of 2002 as it continues its expansion in the State of New Jersey. The decrease in interest expense on borrowed funds was due to a 153 basis point decline in the average cost of borrowed funds to 4.61% for the three months ended March 31, 2002 partially offset by a $179.1 million increase in the average balance of borrowings. The decrease in the average cost of borrowed funds was due to the current interest rate environment. In this current lower interest rate environment, the Company continues to extend the maturities on certain borrowings in an effort to protect itself in a rising rate environment. The increase in the average balance of borrowings was due to the use of borrowed funds to fund originations of higher yielding loans during 2001. The increase in interest expense for NOW and money market accounts was due to a $278.4 million increase in the average balance of NOW and money market accounts partially offset by a 31 basis point decrease in the average cost to 2.62% for the first quarter of 2002. The increase in the average balance of NOW and money market accounts was due to the current promotion of money market accounts in the Bank's New Jersey markets in our continued efforts to increase the number of our banking relationships.

Net Interest Income

     Net interest income for the three months ending March 31, 2002 was $47.9 million compared to $35.8 million for the three months ending March 31, 2001. The increase of $12.1 million was due to a $3.5 million increase in interest income and an $8.5 million decrease in interest expense. The increase in interest income was due to a $665.4 million increase in the average balance of interest earning assets partially offset by a 61 basis point decrease in the average yield on interest earning assets to 6.73% for the first quarter of 2002. The decrease in interest expense was due to a 141 basis points decline in the average cost of interest bearing liabilities to 3.76% partially offset by a $688.7 million increase in the average balance of interest bearing liabilities. The Company's net interest rate spread and margin were 2.96% and 3.42%, respectively, for the first quarter of 2002 compared to 2.17% and 2.90%, respectively, for the first quarter of 2001 and 2.81% and 3.31%, respectively, for the fourth quarter of 2001. The improvement in the Company's net interest rate spread and margin was primarily due to lower funding costs and growth of the Company's earning asset base. During 2002, the Company intends to continue to retain certain higher yielding loan originations by the Mortgage Company for the Company's portfolio as a primary part of its efforts to maintain the yield on interest earning assets. In the current rate environment, the Company will continue to closely monitor its repricing of interest bearing liabilities and, when the opportunity exists, extend the maturities of certificates of deposit and borrowings.

Provision for Loan Losses

     The provision for loan losses for the first quarter of 2002 was $1.5 million compared to $600,000 for the first quarter of 2001. As a result of the current economic conditions, increased loan originations and the changing mix of the loan portfolio, management deemed it prudent to add $1.5 million to the allowance for loan losses in the first quarter of 2002. Net charge-offs for the quarter ended March 31, 2002 were $373,000.

     Total non-accruing loans and real estate owned increased by an aggregate of $12.6 million during the first quarter of 2002 resulting in total non-accruing loans and real estate owned of $29.0 million at March 31, 2002, compared to $16.3 million at December 31, 2001. The primary reason for the increase was the placement of three loan relationships on non-accrual status during the first quarter of 2002. These relationships consist of two land development and construction projects for single-family homes in the State of California, with a total principal balance of $8.9 million, a single-family residential loan in the State of California originated for sale with a principal balance of $1.8 million, and a land development and construction project for single family homes in the State of Florida with a principal balance of $2.6 million. Management is aggressively pursuing the recovery of these loans and foreclosure sales have been scheduled during the second quarter of this year for the properties located in California. While no assurances can be given, based on management's overall evaluation of these three credit relationships including current appraisals of the collateral by independent third parties, management believes it is unlikely that the Company will incur any material loss related to these credits. In addition, the Company's non-performing real estate assets included $1.7 million of other real estate owned at March 31, 2002 compared to $1.2 million at December 31, 2001.

     The allowance for loan losses was $21.2 million or 77.7% of non-accruing loans at March 31, 2002 compared to $20.0 million or 132.8% of non-accruing loans at December 31, 2001 and $14.7 million or 134.8% of non-accruing loans at March 31, 2001. While no assurance can be given that future charge-offs or additional provisions over the current level will not be necessary, management believes that based on its current review and the level of non-accruing loans and delinquencies, the current allowance for loan losses is adequate.

Total Other Income

     Other income, exclusive of net securities gains and losses was $46.7 million for the first quarter of 2002 compared to $16.5 million for the same time period last year. The increase of $30.2 million was due to a $25.3 million increase in net gains on loan sales and a $4.7 million increase in loan fees. These increases were due to the increased volumes at the Mortgage Company.

     Net securities losses for the quarter ending March 31, 2002 were $333,000 compared to $6,000 for the quarter ending March 31, 2001. Included in this loss was a $500,000 impairment charge to current earnings on a $5.0 million bond that was placed in a non-accrual status during the first quarter of 2002.


     The Company's investment portfolio includes two asset-backed securities with an aggregate par value of $10.0 million that had a $1.3 million estimated aggregate market value at March 31, 2002. As previously mentioned during the quarter, the Company took a $500,000 impairment charge on one of these bonds and placed the balance of $4.5 million on non-accrual status for non-payment of current interest due. In addition $4.4 million of the $5.7 million accumulated other comprehensive loss adjustment to stockholders' equity at March 31, 2002 was the result of adjustments to reflect the change in the aggregate estimated market value of these two bonds. It is anticipated that the second bond will be placed on non-accrual status during the second quarter of 2002 and management will continue to monitor the status of these two issues, including the collateral value supporting them. In the event the Company determines that any additional permanent impairment has occurred, the Company would recognize additional charges to current earnings.

Total Other Expenses

     Total other expenses for the first quarter of 2002 were $57.6 million compared to $29.6 million for the first quarter of 2001. The increase of $28.0 million was primarily due to a $6.6 million increase in personnel expenses, a $15.7 million increase in commission expense, a $2.1 million increase in professional fees and a $3.9 million increase in other expenses. The increase in personnel expense was due to a $4.8 million increase at the Mortgage Company resulting from expansion and growth, a $639,000 increase in the non-cash charge for the ESOP expense reflecting the Company's higher stock price and branch expansion, incentives and normal merit pay increases at the Bank. The increase in commissions and other expenses primarily reflect the growth of the Mortgage Company. The increase in professional fees is primarily due to the hiring of contract workers at the Mortgage Company as a response to the increased origination volumes.

     In accordance with Statement of Financial Accounting Standard No. 142, the Company is no longer required to amortize goodwill resulting from acquisitions effective January 1, 2002. The amortization expense of $145,000 for the first quarter of 2002 was due to the amortization of core deposit premiums. Amortization expense for the first quarter of 2001 was $1.4 million consisting primarily of the amortization of goodwill.

Provision for Income Taxes

     The provision for income taxes for the first quarter of 2002 was $13.2 million compared to $8.2 million for the first quarter of 2001. This resulted in an effective tax rate of 37.5% for the first quarter of 2002 compared to 37% for the first quarter of 2001. The increase in the effective tax rate was due to the Company's increased net income, primarily to increased profitability of operations of the Mortgage Company in various states.

Segment Reporting

     The Company manages its operations in a manner to focus on two strategic goals: fulfilling its role as a banking institution for both individuals and businesses and as a national provider of single-family residential mortgage loan products. Accordingly, the Company aligns its various business objectives in support of these goals and manages the Company through two segments: Community Banking and Mortgage Banking.

Community Banking

     The Company's Community Banking segment provides traditional banking services to commercial and retail customers. The services include deposit accounts and related services, residential and commercial real estate lending, consumer lending, commercial lending, loan servicing, trust services and life insurance products. Products and services offered by this business segment are delivered through a multi-channel distribution network, including on-line banking. The Community Banking segment is the primary warehouse lender for the Mortgage Banking segment.

Mortgage Banking

     The Company's Mortgage Banking segment activities, which are conducted through SIB Mortgage Corp., d/b/a "Ivy Mortgage" include primarily the origination of residential real estate loans either for the sale into the secondary market or, to a lesser extent, for retention in the Bank's portfolio. The loans are originated through a network of branches in 42 states. Loans not retained for the Company's portfolio are sold to investors, including certain government sponsored agencies. Loans originated during the first quarter of 2002 were $1.3 billion, consisting primarily of fixed-rate and adjustable-rate residential loans, and loans sold were $1.5 billion, of which $189.5 million were sold to the Bank.

     The segment operating revenue and operating earnings in the table below incorporate certain intersegment transactions that the Company views as appropriate for purposes of reflecting the contribution of certain segments, which are eliminated in preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principals.



                                           Segment Reporting Table
                                      For Three Months ended March 31, 2002

                                                                 (1) Elimination of
                              Mortgage             Community        Intersegment
                              Banking              Banking             Items               Total
                              -------              -------             -----               -----
    Operating revenue      $      67,935        $     91,973        $    (19,337)       $   140,571
    Operating expenses            54,011              64,363             (14,461)           103,913
    Operating earnings             7,736              17,319              (3,072)            21,983
    Assets at year end     $   1,251,484        $  6,022,728        $ (1,103,662)       $ 6,170,550

                                          For Three Months ended March 31, 2001

    Operating revenue      $      20,318        $     93,945       $      (7,054)       $   107,204
    Operating expenses            18,730              72,653              (6,984)            84,399
    Operating earnings               870              13,176                 (50)            13,996
    Assets at year end     $     657,878        $  5,477,025       $    (655,535)       $ 5,479,368



(1) The intersegment eliminations consist of interest income on the Community Banking Segment results and interest expense on the Mortgage Banking results due to the Community Banking Segment providing the warehouse line of credit to the Mortgage Banking Segment. The intersegment elimination also includes $4.9 million in premiums paid by the Community Banking Segment to the Mortgage Banking Segment for the purchase of loans during the quarter.

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

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At March 31, 2002, the total approved loan origination commitments outstanding amounted to $776.1 million and the Mortgage Company had commitments of $562.3 million to sell loans to third party investors. At the same date, the unadvanced portion of construction loans totaled $45.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2002 totaled $818.3 million. Investment securities scheduled to mature in one year or less at March 31, 2002 totaled $1.0 million and amortization from investments and loans is projected at $1.2 billion over the next 12 months. Based on historical experience, the current pricing strategy and the Bank's strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with loan sales and security sales, to meet its current commitments. In the event the funds required exceed the funds generated by the Bank, additional sources of funds such as reverse repurchase agreements, FHLB advances, overnight lines of credit and brokered CD's are available to the Bank.

Capital

     At March 31, 2002, the Bank had regulatory capital which was well in excess of all regulatory requirements set by the OTS. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):


                            Required Capital           Actual Capital            Excess Capital
                        -----------------------    ----------------------     --------------------
                          Amount        Percent      Amount       Percent       Amount     Percent
                        ---------      --------    ----------   ---------     ---------  ---------
Tangible capital        $   91,034      1.50%      $  413,800      6.82%    $  322,766      5.32%
Core capital            $  242,850      4.00%      $  416,074      6.85%    $  173,224      2.85%
Risk-based capital      $  261,187      8.00%      $  434,346     13.30%    $  173,159      5.30%


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risk continues to be market interest rate volatility due to the potential impact on net interest income and the market value of all interest-earning assets and interest-bearing liabilities resulting from changes in interest rates. The Company monitors its interest rate risk on a quarterly basis, and due to the current interest rate environment, the Company's net interest rate spreads and margins have improved. The operation of the Company does not subject it to foreign exchange or commodity price risk and the Company does not own any trading assets. The real estate loan portfolio of the Company is concentrated primarily within the New York metropolitan area making it subject to the risks associated with the local economy. Since December 31, 2001 non-accrual loans have increased primarily due to three credit relationships being placed in non-accrual status during the first quarter of 2002. Management anticipates that this will not have a material effect on future earnings. For a complete discussion of the Company's asset and liability management market risk and interest rate sensitivity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Stockholders.


Part II           Other Information

Item 1   Legal Proceedings
         -----------------
         Not applicable

Item 2   Changes in Securities and Use of Proceeds
         -----------------------------------------
         Not applicable

Item 3   Defaults Upon Senior Securities
         -------------------------------
         Not applicable

Item 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         a. On April 1, 2002, the Company's proxy statement was mailed for the annual meeting of stockholders which was held on May 2, 2002.
         b.  Not applicable

         c. There were 61,874,439 shares of Common Stock of the Company eligible to be voted on at the annual meeting and 45,423,195 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the annual meeting and the vote for each proposal were as follows:


        1. ELECTION OF DIRECTORS for three-year term expiring 2005
                                 FOR            %         WITHHELD          %
        Denis P. Kelleher     44,659,551       98.3        763,644         1.7
        Julius Mehrberg       44,626,033       98.2        797,162         1.8
        Lenore F. Puleo       44,667,200       98.3        755,995         1.7



        2. PROPOSAL to ratify the appointment of Arthur Andersen L.L.P. as the
           Company's independent auditors for the year ending December 31, 2002.
              FOR           %         AGAINST        %       ABSTAIN        %
          39,740,417       87.4      5,224,017     11.50     458,761       1.01

        d. Not applicable

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


                                STATEN ISLAND BANCORP, INC.



Date:   May 15, 2002            By:  /s/ Harry P. Doherty
                                     ---------------------------------------
                                     Harry P. Doherty, Chairman of the Board
                                     and Chief Executive Officer


Date:  May 15, 2002             By:  /s/ Edward Klingele
                                     ---------------------------------------
                                     Edward Klingele, Sr. Vice President
                                     and Chief Financial Officer