Form 10-Q
period 2002-06-30
STATEN ISLAND BANCORP INC
filed 2002-08-15
CIK 1042801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Transition period from __________ to __________

                         Commission File Number 1-13503

                           Staten Island Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               13-3958850
------------------------------------                   -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification Number)



          15 Beach Street
     Staten Island, New York                                       10304
---------------------------------------                 ------------------------
(Address of principal executive office)                         (Zip Code)


                                 (718) 556-6518
                             -----------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 60,377,107 shares of Common Stock outstanding as of August 6 , 2002.



Table of Contents                                                                  PAGE
-----------------                                                                  ----

Part 1            Financial Information

      Item 1      Financial Statements

                  Unaudited Statements of Condition
                  (As of June 30, 2002 and December 31, 2001)                         1

                  Unaudited Statements of Income
                           (For three and six months ended June 30, 2002 and
                            three and six months ended June 30, 2001)                 2

                  Unaudited Statement of Changes in Stockholders' Equity
                           (For six months ended June 30, 2002)                       3
                  Unaudited Statements of Cash Flows
                            (For the six months ended June 30, 2002 and 2001)         4

                  Notes to Unaudited Consolidated Financial Statements                5

      Item 2      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                             20

      Item 3      Quantitative and Qualitative Disclosures About Market Risk         30


Part II           Other Information

       Item 1     Legal Proceedings                                                  32

       Item 2     Changes in Securities and Use of Proceeds                          32

       Item 3     Defaults Upon Senior Securities                                    32

       Item 4     Submission of Matters to a Vote of Security Holders                32

       Item 5     Other Information                                                  32

       Item 6     Exhibits and Reports on Form 8-K                                   32

                  Signatures                                                         32


                              STATEN ISLAND BANCORP, INC., AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CONDITION



                                                             June 30, 2002
                                                              (unaudited)         December 31, 2001
                                                             --------------------------------------------
                                                                           (000's omitted)

ASSETS

ASSETS:
 Cash and due from banks ....................................      $   102,190       $   116,846
 Federal funds sold .........................................           64,000            38,000
 Securities available for sale ..............................        1,573,612         1,528,639
 Loans, net of allowance for loan losses of $22,925 in 2002
 and $20,041 in 2001 ........................................        3,299,227         2,806,619
 Loans held for sale ........................................        1,079,906         1,187,373
 Accrued interest receivable ................................           30,454            28,601
 Bank premises and equipment, net ...........................           43,348            38,939
 Intangible assets, net .....................................           58,080            58,871
 Other assets ...............................................          194,493           189,558
                                                                   -----------       -----------
 Total assets ...............................................      $ 6,445,310       $ 5,993,446
                                                                   ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Due Depositors-
 Savings ....................................................      $ 1,001,060       $   868,028
 Certificates of deposit ....................................        1,111,285         1,083,900
 Money market ...............................................          520,752           350,558
 NOW accounts ...............................................          133,018           115,349
 Demand deposits ............................................          507,891           483,493
                                                                   -----------       -----------
 Total deposits .............................................        3,274,006         2,901,328
 Borrowed funds .............................................        2,551,604         2,451,762
 Advances from borrowers for taxes and insurance ............           21,378            17,495
 Accrued interest and other liabilities .....................           40,986            70,665
                                                                   -----------       -----------
 Total liabilities ..........................................        5,887,974         5,441,250
                                                                   -----------       -----------

STOCKHOLDERS' EQUITY: (1)
 Common stock, par value $.01 per share, 100,000,000
 shares authorized, 90,260,624 issued and 60,908,166
 outstanding at June 30, 2002 and 90,260,624 issued and
 62,487,286 outstanding at December 31, 2001 ................              903               903
 Additional paid-in-capital .................................          546,779           543,123
 Retained earnings ..........................................          369,478           340,270
 Unallocated common stock held by ESOP ......................          (28,842)          (30,215)
 Unearned common stock held by RRP ..........................          (14,176)          (14,333)
 Treasury stock (29,352,458 shares at June 30, 2002
 and 27,773,338 at December 31, 2001), at cost ..............         (326,891)         (289,469)
                                                                   -----------       -----------
                                                                       547,251           550,279
 Accumulated other comprehensive income, net of taxes .......           10,085             1,917
                                                                   -----------       -----------
       Total stockholders' equity ...........................          557,336           552,196
                                                                   -----------       -----------
       Total liabilities and stockholders' equity ...........      $ 6,445,310       $ 5,993,446
                                                                   ===========       ===========

 See accompanying notes to consolidated financial statements


                                            STATEN ISLAND BANCORP, INC., AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF INCOME


                                                        For the Three Months Ended June 30,        For the Six Months Ended June 30,
                                                        ----------------------------------------------------------------------------
                                                             2002                 2001                 2002                 2001
                                                        ----------------------------------------------------------------------------
                                                                      (000's omitted, except per share and share data)
                                                                                           unaudited
Interest Income:
Loans .................................................  $     75,755         $     64,382        $    145,638         $    123,831
Securities, available for sale ........................        24,016               28,068              47,841               58,918
Federal funds sold ....................................           189                  254                 698                  633
                                                         ------------         ------------        ------------         ------------
   Total interest income ..............................        99,960               92,704             194,177              183,382
                                                         ------------         ------------        ------------         ------------

Interest Expense:
Savings and escrow ....................................         4,918                4,516               9,401                8,877
Certificates of deposits ..............................         9,811               14,206              20,157               28,136
Money market and NOW accounts .........................         3,985                2,381               7,342                4,128
Borrowed funds ........................................        28,379               33,021              56,519               67,822
                                                         ------------         ------------        ------------         ------------
   Total interest expense .............................        47,093               54,124              93,419              108,963
                                                         ------------         ------------        ------------         ------------
   Net interest income ................................        52,867               38,580             100,758               74,419
Provision for Loan Losses .............................         4,990                  600               6,490                1,200

                                                         ------------         ------------        ------------         ------------
   Net interest income after provision for loan losses         47,877               37,980              94,268               73,219

Other Income (Loss):
Service and fee income ................................         8,528                4,701              13,580                9,591
Net gains on loan sales ...............................        35,793               16,846              70,648               26,401
Loan fees .............................................         5,063                4,107              11,843                6,194
Securities transactions ...............................        (6,818)                   9              (7,151)                   3
                                                         ------------         ------------        ------------         ------------
                                                               42,566               25,663              88,920               42,189
Other Expenses:
Personnel .............................................        21,336               15,716              40,644               28,463
Commissions ...........................................        21,105                9,835              41,744               14,733
Occupancy and equipment ...............................         3,814                3,068               7,435                6,256
Amortization of intangible assets .....................           153                1,431                 298                2,818
Data processing .......................................         1,667                1,451               3,373                2,990
Marketing .............................................         1,382                  788               2,492                1,461
Professional fees .....................................         3,059                  838               5,719                1,446
Other .................................................         9,374                5,618              17,772               10,138
                                                         ------------         ------------        ------------         ------------
   Total other expenses ...............................        61,890               38,745             119,477               68,305
                                                         ------------         ------------        ------------         ------------
   Income before provision for income taxes ...........        28,553               24,898              63,711               47,103

Provision for Income Taxes ............................        10,973                9,735              24,148               17,944
                                                         ------------         ------------        ------------         ------------
Net Income ............................................  $     17,580         $     15,163        $     39,563         $     29,159
                                                         ============         ============        ============         ============

Earnings Per Share:(1)
Basic .................................................  $       0.31         $       0.25        $       0.70         $       0.47
Fully Diluted .........................................  $       0.31         $       0.25        $       0.69         $       0.47

Dividends Declared ....................................  $       0.12         $       0.08        $       0.23         $       0.16

Weighted Average: Fully Diluted (1)
Common Shares .........................................    90,260,624           90,260,624          90,260,624           90,260,624
Less: Unallocated ESOP/RRP Shares .....................     5,296,410            5,747,418           5,342,947            5,802,181
Less: Treasury Shares .................................    27,593,635           23,253,739          27,336,649           22,497,490
                                                         ------------         ------------        ------------         ------------
                                                           57,370,579           61,259,467          57,581,028           61,960,953
                                                         ============         ============        ============         ============


See accompanying notes to consolidated  financial  statements.

(1) Prior period amounts have been adjusted to reflect the 2-for-1 stock split on November 19, 2001.



                                                     STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                                                STOCKHOLDERS' EQUITY



                                                    Unallocated                                              Accumulated
                                         Additional    Common    Unearned                                       Other
                                  Common  Paid-In      Stock       RRP      Treasury  Comprehensive Retained Comprehensive
                                  Stock   Capital   Held by ESOP  Shares     Stock       Income      Income     Income      Total
                                 ---------------------------------------------------------------------------------------------------
                                                                        (000's omitted)
                                                                          unaudited
Balance January 1, 2002          $ 903  $ 543,123   $ (30,215) $ (14,333) $ (289,469)    $     --  $ 340,270      $ 1,917 $ 552,196

Change in unrealized
appreciation (depreciation)
on securities, net of tax                                                                   8,168                   8,168     8,168

Allocation of 228,904 ESOP shares           3,093       1,373                                                                 4,466

Vesting of 17,200 RRP shares                    4                    157                                                        161

Exercise of 752,548 stock options             559                              7,970                   2,669                 11,198

Treasury stock (2,331,668) at cost                                           (45,392)                                       (45,392)

Net Income                                                                                 39,563     39,563                 39,563
                                                                                         --------

                                                                                         $ 47,731

Dividends paid                                                                                       (13,024)               (13,024)

                                 ---------------------------------------------------------------------------------------------------
Balance June 30, 2002             $ 903  $ 546,779   $ (28,842) $ (14,176) $ (326,891)             $ 369,478     $ 10,085 $ 557,336
                                 ===================================================================================================

See accompanying notes to consolidated financial statements.


                              STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                            2002                  2001
                                                                                            ----                  ----
                                                                                                 (000's omitted)
                                                                                                     unaudited
Cash Flows From Operating Activities:
Net Income .....................................................................        $    39,563         $    29,159
Adjustments to reconcile net income to net cash
 provided by operating activities----
Depreciation and amortization of intangible assets .............................              2,669               4,794
Amortization of bond and mortgage premiums .....................................               (214)                279
Provision for possible loan losses .............................................              6,490               1,200
Origination of loans held for sale .............................................         (2,412,141)         (1,463,863)
Purchase of loans held for sale ................................................           (234,242)           (247,136)
Proceeds from sale of loans held for sale ......................................          2,551,171             832,114
Loss on sale of available for sale securities ..................................               (699)                 (3)
Loss on writedown of available for sale securities .............................              7,850                   0
Other noncash expense (income) .................................................             (3,456)             (4,503)
Expense charge related to allocated and earned portions of employee benefit plan              6,019               4,898
Increase in net deferred loan fees and costs ...................................             (5,411)               (695)
Increase in accrued interest receivable ........................................             (1,853)             (1,330)
Increase in other assets .......................................................            (23,682)            (17,006)
(Decrease) increase in accrued interest and other liabilities ..................            (10,882)                375
Decrease in deferred income taxes ..............................................              1,094               1,986
                                                                                        -----------         -----------

Net cash used in operating activities ..........................................            (77,724)           (859,731)
                                                                                        -----------         -----------

Cash Flows From Investing Activities:
Maturities of available for sale securities ....................................            352,213             211,448
Sales of available for sale securities .........................................             50,473             148,118
Purchases of available for sale securities .....................................           (433,024)           (163,287)
Principal collected on loans ...................................................            694,543             765,206
Loans made to customers ........................................................           (994,073)           (420,978)
Capital expenditures ...........................................................             (7,580)             (1,560)
                                                                                        -----------         -----------
Net cash (used in) provided by investing activities ............................           (337,448)            538,947
                                                                                        -----------         -----------

Cash Flows From Financing Activities:
Net increase in deposit accounts ...............................................            372,678             224,910
Net increase in advances from borrowers for taxes and insurance ................              3,883               5,269
Borrowings .....................................................................             99,842             176,278
Cash dividends paid ............................................................            (13,024)            (10,181)
Purchase of treasury stock .....................................................            (45,392)            (42,501)
Exercise of stock options ......................................................              8,529                  --
                                                                                        -----------         -----------
Net cash provided by financing activities ......................................            426,516             353,775
                                                                                        -----------         -----------
Net increase in cash and cash equivalents ......................................             11,344              32,991

Cash and cash equivalents, beginning of year ...................................        $   154,846         $   104,103
                                                                                        -----------         -----------
Cash and cash equivalents, end of period .......................................        $   166,190         $   137,094
                                                                                        ===========         ===========


Supplemental Disclosures Of Cash Flow Information:
Cash paid for-
Interest .......................................................................        $    92,492         $   113,419
Income taxes ...................................................................        $    36,248         $    13,964


See accompanying note to consoliated financial statements

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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three-month and six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

Business

         Staten Island Bancorp, Inc. is the holding company for SI Bank & Trust. The Bank, which is a traditional full service community oriented bank, operates seventeen full service branches on Staten Island, two full service branches in Brooklyn, six full service branches in Ocean County, New Jersey, two full service branches in Monmouth County, New Jersey, three full service branches in Union County, New Jersey and three full service branches in Middlesex County, New Jersey. The Bank also has a lending center and a Trust Department on Staten Island, New York. Commercial lending offices are also located in Bay Ridge, Brooklyn, New York and the Howell, New Jersey branch.

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

         The Company, on November 19, 2001, paid a stock dividend of one share for each share of stock held (two-for-one stock split) to shareholders of record on November 5, 2001. At June 30, 2002 the number of shares issued was 90,260,624 and the number of shares outstanding was 60,908,166. All share amounts and earnings per share amounts have been adjusted for the stock split.

The Bank has the following wholly owned subsidiaries:

         The Mortgage Company was incorporated in the State of New Jersey in 1998. The Mortgage Company currently originates loans in 42 states and, as of June 30, 2002, had assets totaling $1.3 billion of which $1.1 billion were loans held for sale.

         SIFC is a wholly owned subsidiary of SIBIC, incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust ("REIT"). The assets of SIFC totaled $674.4 million at June 30, 2002.

         SIBIC was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at June 30, 2002 were $935.6 million.

         SIBFSC was incorporated in the State of New York in January 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI USA Mutual Life Insurance Co. In the second quarter of 2002, this subsidiary began to offer certain non-deposit investment products such as mutual funds and annuities along with additional insurance products using a third party vendor. The assets of SIBFSC were $661,000 as of June 30, 2002.

Earnings Per Share

         Earnings per share are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, adjusted for the 5.2 million unallocated shares held by the ESOP and RRP plans in accordance with the Statement of Position 93-6. The following table is a reconciliation of the earnings per share calculation for the three months and six months ended June 30, 2002 and 2001.


Earnings Per Share Reconciliation


                                                              Weighted
                                                            Average Shares         Per Share
                                              Net Income     Outstanding             Amount
                                              ----------     -----------             ------
                                                   (Dollars and shares in thousands,
                                                       except per share amounts)

                                                    Three Months ended June 30, 2002
                                             -----------------------------------------------
Basic EPS
  Net income                                 $17,580            56,192            $   0.31
Effect of Dilutive Securities
  Incremental shares from assumed
    exercise of outstanding options          $    --             1,179            $     --
                                             -------            ------            --------
Diluted EPS                                  $17,580            57,371            $   0.31
                                             =======            ======            ========


                                                    Three Months ended June 30, 2001
Basic EPS
  Net income                                 $15,163            60,883            $   0.25
Effect of Dilutive Securities
  Incremental shares from assumed
    exercise of outstanding options          $    --               376            $     --
                                             -------            ------            --------
Diluted EPS                                  $15,163           $61,259            $   0.25
                                             =======           =======            ========



                                                    Six Months ended June 30, 2002
Basic EPS
  Net income                                 $39,563            56,464            $   0.70
Effect of Dilutive Securities
  Incremental shares from assumed
  exercise of outstanding options            $    --             1,117            $  (0.01)
                                             -------            ------            --------
Diluted EPS                                  $39,563           $57,581            $   0.69
                                             =======           =======            ========


                                                    Six Months ended June 30, 2001
Basic EPS
  Net income                                 $29,159            61,729            $   0.47
Effect of Dilutive Securities
  Incremental shares from assumed
     exercise of outstanding options         $    --               232            $     --
                                             -------           -------            --------
Diluted EPS                                  $29,159           $61,961            $   0.47
                                             =======           =======            ========

Derivative Financial Instruments:

         Interest rate derivatives, such as interest rate swaps and eurodollar futures, are not currently employed by the Company for managing its interest rate risk. The Company, however, does currently utilize derivative instruments, such as forward delivery commitments, to manage exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held for sale. Prior to the closing of a loan, the Company generally extends an interest rate lock commitment to the borrower. As a result, the Company is exposed to subsequent changes in the level of market interest rates, and the spread over Treasuries required by investors. An increase in market interest rates or a widening of spreads will reduce the prices paid by investors and the resultant gain on sale. To mitigate this risk, at the time the Company extends the interest rate lock commitment to the borrower, the Company enters into mandatory or best effort commitments to deliver mortgage whole loans to various investors, or to issue Fannie Mae and/or Freddie Mac securities (forward delivery commitments.) These commitments effectively establish the price the Company will receive for the related mortgage loan thereby minimizing the risk of subsequent changes in interest rates. At June 30, 2002, the Company had mandatory forward delivery commitments outstanding amounting to $1.2 billion. Such commitments are comprised of the following: $102.0 million in allocated single whole loan sales, $80.0 million of allocated Fannie Mae/Freddie Mac securities, $701.0 million of allocated bulk whole loan sales, and $295.0 million of unallocated forward security sales. The unallocated forward security sales had market depreciation of $1.3 million at June 30, 2002 resulting in a mark to market loss in the second quarter of 2002.

         Since its release in 1998, the guidance in SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" has raised questions about whether loan commitments should be accounted for as derivatives. It had been the position of the Company that they should not. On March 13, 2002, the Financial Accounting Standards Board (FASB) cleared Statement 133 Implementation Issue C13 ("Statement 133"), which offers clear guidance on the question, "In what circumstances must a loan commitment be included in the scope of Statement No. 133 and accounted for as a derivative instrument?" After clearance of Statement 133 by FASB, the Company identified certain commitments that should be accounted for as derivative instruments in accordance with Statement 133.

         The effective date of the implementation guidance in Issue C13 is the first day of the fiscal quarter beginning after April 10, 2002, and accounting for the effects of initially complying with the implementation guidance in Issue C13 is to be reported as a change of accounting principle. Accordingly, the effective date for the Company is July 1, 2002. The effect of the initial implementation of Statement 133 is that the Company shall record a pre-tax gain of $6.5 million resulting from the mark to market of certain loan commitments as of July 1, 2002.

Accounting For Goodwill
-----------------------

         In accordance with SFAS No. 142, the Company is no longer required to amortize goodwill resulting from acquisitions effective January 1, 2002. The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", ("SFAS 142") effective January 1, 2002 and had goodwill of $55.3 million, which included core deposit intangibles of $2.4 million as of January 1, 2002. An annual impairment test of the goodwill is required to determine if there is the need to writedown the goodwill. Prior to adoption of SFAS 142 the quarterly goodwill amortization expense totaled approximately $1.5 million.

The proforma results if SFAS 142 had been adopted in the prior periods.


                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                             June 30,
                                              -------------------------------        -------------------------------
                                                 2002                 2001              2002                2001
                                              ----------           ----------        ----------           ----------
                                                                           (000'omitted)
                                                                             unaudited
Net Income
----------
Reported net income                           $   17,580           $   15,163        $   39,563           $   29,159
Add back goodwill
  amortization, net of tax                            --                  628                --                1,268
                                              ----------           ----------        ----------           ----------
Adjusted net income                           $   17,580           $   15,791        $   39,563           $   30,427
                                              ==========           ==========        ==========           ==========
Basic earnings per share
------------------------
Reported basic earnings per share             $     0.31           $     0.25     $        0.70        $        0.47
Goodwill amortization, net of tax                     --                  .01                --                  .02
                                              ----------           ----------        ----------           ----------
Adjusted basic earning per share              $     0.31           $     0.26     $        0.70        $        0.49
                                              ==========           ==========        ==========           ==========

Diluted earnings per share
--------------------------
Reported diluted earnings per share           $     0.31           $     0.25     $        0.69        $        0.47
Goodwill amortization, net of tax .                   --                  .01             --                     .02
                                              ----------           ----------        ----------           ----------
Adjusted diluted earnings per share           $     0.31           $     0.26     $        0.69        $        0.49
                                              ==========           ==========        ==========           ==========



The carrying amount of goodwill and other intangible assets (in 000's) at June 30, 2002 and December 31, 2001 is as follows:

                                        As of June 30, 2002                       As of December 31, 2001
                                                               Net                                          Net
                               Original     Accumulated      Carrying       Original     Accumulated      Carrying
                                Amount     Amortization       Value          Amount     Amortization       Value
                                ------     ------------       -----          ------     ------------       -----
Goodwill                       $64,591        $11,499        $53,092        $64,322        $11,443        $52,879

Core deposit intangible          2,895            741          2,154          2,895            500          2,395
                               -------        -------        -------        -------        -------        -------
Total                          $67,486        $12,240        $55,246        $67,217        $11,943        $55,274
                               =======        =======        =======        =======        =======        =======



     Estimated future amortization expense (in 000's) related to the core deposit intangibles is as follows:

     For the year ending

       2002        483
       2003        483
       2004        483
       2005        483
       2006        463

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

Community Banking

         The Company's Community Banking segment provides traditional banking services to commercial and retail customers through the Bank. The services include deposit accounts and related services, residential and commercial real estate lending, consumer lending, commercial lending, loan servicing, trust services and life insurance products. Products and services offered by this business segment are delivered through a multi-channel distribution network, including on-line banking. The Community Banking segment is the primary warehouse lender for the Mortgage Banking segment and purchases loans from the Mortgage Banking segment to be held in its portfolio.

         During the first six months of 2002, the Community Banking segment opened four branches in the State of New Jersey continuing its goal to expand its branch network. In the second quarter of 2002 the Bank began to offer certain non-deposit investment products to generate fee income.


Mortgage Banking

         The Company's Mortgage Banking segment activities, which are conducted through the Mortgage Company include primarily the origination of residential real estate loans either for the sale into the secondary market or, to a lesser extent, for retention in the Bank's portfolio. The loans are originated through a network of branches in 42 states. Loans not retained for the Bank's portfolio are sold to investors, including certain government sponsored agencies. Applications for loans are accepted through various channels by the Mortgage Banking segment as indicated on the Table 1 below. The Mortgage Company's goal is to increase Alt-A loan production since this product produces higher margins. Loan sales activity by product is provided on Table 2 for both the three and six-month periods. This table includes loans sold to the Bank.

         The segment operating revenue and operating earnings in the table below incorporate certain intersegment transactions that the Company views as appropriate for purposes of reflecting the contribution of certain segments, which are eliminated in preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles.


                             Segment Reporting Table
              For Three and Six Months Ended June 30, 2002 and 2001


                                                                                 Quarter to Date
                                                                                  June 30, 2002
                                                                                 (000's omitted)
                                                           -------------------------------------------------------------------
                                                                                    unaudited
                                                           -------------------------------------------------------------------
                                                                                              Elimination of
                                                                                Community      Intersegment
                                                           Mortgage Banking      Banking          Items(1)            Total
                                                           --------------------------------  ---------------------------------
Interest income: .....................................        $  22,960        $ 104,859         $ (13,397)        $ 114,422
                                                              ---------        ---------         ---------         ---------
Interest expense: ....................................           14,270           60,682           (13,397)           61,555
                                                              ---------        ---------         ---------         ---------
Net interest income: .................................            8,690           44,177                --            52,867
Provision for loan losses ............................            3,890            1,100             4,990
Other income (loss):
  Service and fee income .............................               --            8,528                               8,528
  Net gains on loan sales ............................           39,152             (571)           (2,788)           35,793
  Loan fees ..........................................            5,297             (235)                              5,062
  Securities transactions ............................               --           (6,817)                             (6,817)
                                                              ---------        ---------         ---------         ---------
Total other income (loss): ...........................           44,449              905            (2,788)           42,566
Other expenses .......................................           42,114           19,776                              61,890
                                                              ---------        ---------         ---------         ---------
Income before provision for income taxes .............            7,135           24,206            (2,788)           28,553
Provision for income taxes ...........................            2,961            9,044            (1,032)           10,973
  Income before cumulative effect of accounting change            4,174           15,162            (1,756)           17,580
  Cumulative effect of change in accounting for income
  taxes ..............................................               --               --                --                --
                                                              ---------        ---------         ---------         ---------
  Net income .........................................        $   4,174        $  15,162         $  (1,756)        $  17,580
                                                              =========        =========         =========         =========


                                                                                 Quarter to Date
                                                                                  June 30, 2001
                                                                                 (000's omitted)
                                                           -------------------------------------------------------------------
                                                                                    unaudited
                                                           -------------------------------------------------------------------
                                                                                              Elimination of
                                                                                Community      Intersegment
                                                           Mortgage Banking      Banking          Items(1)            Total
                                                           --------------------------------  ---------------------------------
Interest income: ....................................        $ 15,229          $ 86,389          $ (8,914)         $ 92,704
                                                             ---------         ---------         ---------         ---------
Interest expense: ...................................           8,914            54,124            (8,914)           54,124
Net interest income: ................................           6,315            32,265                --            38,580
                                                             ---------         ---------         ---------         ---------
Provision for loan losses ...........................              85               515                                 600
Other income (loss):
  Service and fee income ............................              --             4,700                               4,700
  Net gains on loan sales ...........................          17,572              (611)             (115)           16,846
                                                             ---------         ---------         ---------         ---------
  Loan fees .........................................           3,863               245                               4,108
  Securities transactions ...........................              --                 9                                   9
                                                             ---------         ---------         ---------         ---------
Total other income (loss): ..........................          21,435             4,343              (115)           25,663
Other expenses ......................................          20,711            18,034                              38,745
                                                             ---------         ---------         ---------         ---------
Income before provision for income taxes.............           6,954            18,059              (115)           24,898
Provision for income taxes ..........................           3,050             6,728               (43)            9,735
                                                             ---------         ---------         ---------         ---------
Net income ..........................................        $  3,904          $ 11,331          $    (72)         $ 15,163
                                                             ========          ========          ========          ========


                                                                                  Year to Date
                                                                                  June 30, 2002
                                                                                 (000's omitted)
                                                           -------------------------------------------------------------------
                                                                                    unaudited
                                                           -------------------------------------------------------------------
                                                                                              Elimination of
                                                                                Community      Intersegment
                                                           Mortgage Banking      Banking          Items(1)            Total
                                                           --------------------------------  ---------------------------------
Interest income: ....................................        $  45,274        $ 176,760         $ (27,858)        $ 194,176
                                                             ---------         ---------         ---------         ---------
Interest expense: ...................................           29,371           91,906           (27,858)           93,419
                                                             ---------         ---------         ---------         ---------
Net interest income: ................................           15,903           84,854                --           100,757
Provision for loan losses ...........................            4,590            1,900                               6,490
Other income (loss):
  Service and fee income ............................               --           13,581                              13,581
  Net gains on loan sales ...........................           78,758             (445)           (7,665)           70,648
  Loan fees .........................................           11,313              530                              11,843
  Securities transactions ...........................               --           (7,151)                             (7,151)
                                                             ---------         ---------         ---------         ---------
Total other income (loss): ..........................           90,071            6,515            (7,665)           88,921
Other expenses ......................................           81,023           38,454                             119,477
Income before provision for income taxes ............           20,361           51,015            (7,665)           63,711
                                                             ---------         ---------         ---------         ---------
Provision for income taxes ..........................            8,450           18,534            (2,836)           24,148
                                                             ---------         ---------         ---------         ---------
 Income before cumulative effect of accounting change           11,911           32,481            (4,829)           39,563
Cumulative effect of change in accounting for income
  taxes .............................................               --               --                --                --
                                                             ---------         ---------         ---------         ---------
 Net income .........................................        $  11,911        $  32,481         $  (4,829)        $  39,563
                                                             =========        =========         =========         =========



                                                                                  Year to Date
                                                                                  June 30, 2001
                                                           -------------------------------------------------------------------
                                                                                 (000's omitted)
                                                                                    unaudited
                                                           -------------------------------------------------------------------
                                                                                              Elimination of
                                                                                Community      Intersegment
                                                           Mortgage Banking      Banking          Items(1)            Total
                                                           --------------------------------  ---------------------------------
Interest income: ....................................        $  23,634        $ 173,349         $ (13,601)        $ 183,382
                                                             ---------         ---------         ---------         ---------
Interest expense: ...................................           14,784          107,780           (13,601)          108,963
                                                             ---------         ---------         ---------         ---------

Net interest income: ................................            8,850           65,569                --            74,419
Provision for loan losses ...........................              335              865                               1,200
Other income (loss):
  Service and fee income ............................               --            9,591                               9,591
  Net gains on loan sales ...........................           27,526             (935)             (191)           26,400
  Loan fees .........................................            5,822              373                               6,195
  Securities transactions ...........................               --                3                                   3
                                                             ---------         ---------         ---------         ---------
Total other income (loss): ..........................           33,348            9,032              (191)           42,189
Other expenses ......................................           32,457           35,849                              68,306
                                                             ---------         ---------         ---------         ---------
Income before provision for income taxes.............            9,406           37,887              (191)           47,102
Provision for income taxes ..........................            3,908           14,106               (71)           17,943
                                                             ---------         ---------         ---------         ---------
Net income ..........................................        $   5,498        $  23,781         $    (120)        $  29,159
                                                             =========        =========         =========         =========



(1)  The intersegment  eliminations  consist of interest income on the Community
     Banking Segment results and interest expense on the Mortgage Banking results due to the Community Banking Segment providing the warehouse line of credit to the Mortgage Banking Segment. The intersegment elimination also includes $2.9 million and $115,000 in premiums paid by the Community Banking Segment to the

     Mortgage Banking Segment for the purchase of loans during the second quarter of 2002 and 2001, respectively. The premiums paid for the purchase of loans by the Community Banking Segment from the Mortgage Banking Segment for the first six months of 2002 and 2001 were $7.7 million and $191,000, respectively.

Securities - Available for Sale. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, equity, mortgage-backed and mortgage related securities of the Company at June 30, 2002 and December 31, 2001.

                                                                   June 30, 2002 (unaudited)                 December 31, 2001
                                                                 -----------------------------         -----------------------------
Bonds - Available For Sale                                       Amortized            Fair             Amortized            Fair
--------------------------                                          Cost              Value              Cost               Value
                                                                 ----------         ----------         ----------        -----------
                                                                       (000's omitted)                        (000's omitted)
U.S. Treasuries ........................................         $    1,015         $    1,037         $    1,035         $    1,082
Govt. Sponsored Agencies ...............................             49,708             51,745             55,476             56,470
Industrial and Finance .................................            194,772            180,621            199,470            178,077
Foreign ................................................                250                250                250                250
                                                                 ----------         ----------         ----------         ----------
Total Debt Securities ..................................            245,745            233,653            256,231            235,879
                                                                 ----------         ----------         ----------         ----------

G.N.M.A. - M.B.S .......................................              8,607              8,994             10,347             10,642
F.H.L.M.C. - M.B.S .....................................            375,091            383,988            295,432            299,975
F.N.M.A. - M.B.S .......................................            438,920            449,917            326,927            331,991
Agency C.M.O.'s ........................................            109,801            112,225            128,564            130,116
Privately Issued C.M.O.'s ..............................            206,906            210,180            337,272            343,201
                                                                 ----------         ----------         ----------         ----------
Total Mortgage-Backed and Mortgage Related Securities ..          1,139,325          1,165,304          1,098,542          1,115,925
                                                                 ----------         ----------         ----------         ----------

                                                                 ----------         ----------         ----------         ----------
Total Bonds - Available For Sale .......................          1,385,070          1,398,957          1,354,773          1,351,804
                                                                 ----------         ----------         ----------         ----------


Equity Securities                                                Amortized             Fair            Amortized            Fair
-----------------                                                   Cost               Value              Cost              Value
                                                                 ----------         ----------         ----------        -----------
Preferred Stock ........................                              8,382              8,031             20,352             19,842
Common Stock ...........................                             21,355             25,376             16,279             19,744
FHLB Common Stock ......................                            109,600            109,600            102,900            102,900
IIMF Capital Appreciation Fund .........                             31,246             31,648             31,229             34,349
                                                                 ----------         ----------         ----------         ----------
Total Equity Securities ................                            170,583            174,655            170,760            176,835
                                                                 ----------         ----------         ----------         ----------

                                                                 ----------         ----------         ----------         ----------
Total Investments ......................                         $1,555,653         $1,573,612         $1,525,533         $1,528,639
                                                                 ==========         ==========         ==========         ==========

Loan Portfolio Composition. The following table sets forth the composition of the Bank's held for investment loans at the dates indicated.


                                                   June 30, 2002
                                                    (unaudited)         December 31, 2001
                                                    -----------         -----------------
                                                               (000's omitted)
Mortgage loans: (1)
  Single-family residential ......................  $ 2,532,942             $ 2,062,336
  Multi-family residential .......................       54,259                  48,783
  Commercial real estate .........................      391,438                 335,821
  Construction and land ..........................      205,310                 245,515
  Home equity ....................................       17,413                  12,815
                                                    -----------             -----------
    Total mortgage loans .........................    3,201,362               2,705,270

Other loans:
  Student loans ..................................          115                     288
  Passbook loans .................................        8,662                   7,477
  Commercial business loans ......................       44,666                  42,962
  Other consumer loans ...........................       53,525                  60,292
                                                    -----------             -----------
    Total other loans ............................      106,968                 111,019

                                                    -----------             -----------
    Total loans receivable .......................    3,308,330               2,816,289
Less:
  Premium (discount) on loans purchased ..........        4,533                   5,135
  Allowance for loan losses ......................      (22,925)                (20,041)
  Deferred loan costs ............................        9,289                   5,236
                                                    -----------             -----------
Loans receivable, net ..........................    $ 3,299,227             $ 2,806,619
                                                    ===========             ===========


(1) Mortgage loans held for sale at June 30, 2002 and December 31, 2001, of $1.1 billion and $1.2 billion, respectively, are not included in this table.

Delinquent Loans: The following table sets forth information concerning delinquent loans at June 30, 2002, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                              June 30, 2002 (unaudited)
                                                ------------------------       ----------------------        ----------------------
                                                       30-59 Days                    60-89 Days                  90 Days or More
                                                ------------------------       ----------------------        ----------------------
                                                         Percent of Loan              Percent of Loan                Percent of Loan
                                                Amount      Category           Amount     Category            Amount     Category
                                                -------  ---------------       ------ ---------------         ------ ---------------
                                                                                 (000's omitted)
Mortgage loans:
 Single-family residential ...............      $15,371       0.43%            $ 5,873      0.16%            $ 5,942      0.17%
 Multi-family residential ................          196       0.36%                 --      0.00%                 --      0.00%
 Commercial real estate ..................        3,318       0.85%                402      0.10%                 --      0.00%
 Construction and land ...................        1,215       0.59%                 68      0.03%                282      0.14%
 Home equity .............................          236       1.36%                 90      0.52%                 29      0.17%
                                                -------       ----             -------      ----             -------      ----
    Total mortgage loans .................       20,336       0.48%              6,433      0.15%              6,253      0.15%

Other loans:
 Commercial business loans ...............        1,298       2.91%                338      0.76%                 27      0.06%
 Other loans .............................        1,802       2.89%                523      0.84%                922      1.48%
                                                -------       ----             -------      ----             -------      ----
  Total other loans ......................        3,100       2.90%                861      0.80%                949      0.89%

                                                              ----                          ----                          ----
  Total delinquent loans .................      $23,436       0.54%            $ 7,294      0.17%            $ 7,202      0.16%
                                                =======       ====             =======      ====             =======      ====

     Delinquent Loans: The following table sets forth information concerning delinquent loans at the dates indicated. The amounts presented represent the total outstanding principal balances of the related held in portfolio and held for sale loans, rather than the actual payment amounts which are past due.

                                     June 30, 2002
                                      (unaudited)    December 31, 2001
                                     -------------   -----------------
90 Days or More                            (000's Omitted)
---------------
Mortgage loans:
 Single-family residential......        $5,942            $5,432
 Multi-family residential ......            --                --
 Commercial real estate ........            --                --
 Construction and land .........           282               509
 Home equity ...................            29                30
                                        ------            ------
   Total mortgage loans ........         6,253             5,971

Other loans:
 Commercial business loans .....            27               774
 Other loans ...................           922               468
                                        ------            ------
   Total other loans ...........           949             1,242

   Total .......................        $7,202            $7,213
                                        ======            ======





                                     June 30, 2002
                                      (unaudited)    December 31, 2001
                                     -------------   -----------------
60-89 Days
----------
Mortgage loans:
 Single-family residential......        $ 5,873          $ 5,945
 Multi-family residential ......             --              162
 Commercial real estate ........            402            1,510
 Construction and land .........             68            5,339
 Home equity ...................             90              258
                                        -------          -------
    Total mortgage loans .......          6,433           13,214

Other loans:
 Commercial business loans .....            338               42
 Other loans ...................            523              586
                                        -------          -------
    Total other loans ..........            861              628

    Total ......................        $ 7,294          $13,842
                                        =======          =======






                                     June 30, 2002
                                      (unaudited)    December 31, 2001
                                     -------------   -----------------
30-59 Days
----------
Mortgage loans:
 Single-family residential......        $15,371          $15,634
 Multi-family residential ......            196              567
 Commercial real estate ........          3,318            3,848
 Construction and land .........          1,215            9,113
 Home equity ...................            236               62
                                        -------          -------
    Total mortgage loans .......         20,336           29,224

Other loans:
 Commercial business loans .....          1,298            1,257
 Other loans ...................          1,802            2,645
                                        -------          -------
    Total other loans ..........          3,100            3,902

                                        -------          -------
    Total ......................        $23,436          $33,126
                                        =======          =======

Loans Past Due 90 Days or More and Still Accruing And Non-Accruing Assets. The following table sets forth information with respect to non-accruing loans, other real estate owned, repossessed assets, loans past due 90 days or more and still accruing, and non-accruing securities.



                                                               June 30, 2002
                                                                (unaudited)        December 31, 2001
                                                               -------------       -----------------
                                                                         (000's omitted)
Non-Accruing Loan Assets
 Mortgage loans:
   Single-family residential .............................        $ 7,909               $ 7,663
   Multi-family residential ..............................            256                    --
   Commercial real estate ................................          3,431                 4,086
   Construction and land .................................          4,792                 2,117
   Home equity ...........................................             --                    38
 Other loans:
   Commercial business loans .............................             64                   558
   Other consumer loans ..................................            192                   631
                                                                  -------               -------

    Total non-accrual loans ..............................         16,644                15,093
 Other real estate owned and repossessed assets, net .....          8,592                 1,227
                                                                  -------               -------
      Total non-accruing loan assets .....................         25,236                16,320

  Loans past due 90 days or more and still accruing ......          7,202                 7,213
  Non-accruing loan assets and loans past due 90 days
                                                                  -------               -------
   or more and still accruing ............................        $32,438               $23,533
                                                                  =======               =======

  Non-accruing loan assets to total *HFI & **HFS loans ...           0.58%                 0.41%
  Non-accruing loan assets to total assets ...............           0.39%                 0.27%
  Non-accruing loans to total *HFI & **HFS loans .........           0.38%                 0.38%
  Non-accruing loans to total assets .....................           0.26%                 0.25%
  Non-Accruing Security Assets
                                                                  -------               -------
   Non-accruing available for sale securities ............        $ 2,150               $    --
                                                                  =======               =======

  Non-accruing securities to total securities ............           0.14%                 0.00%
  Non-accruing loans and securities assets to total assets           0.42%                 0.27%


  *  Held for Investment
  ** Held for Sale

Allowance for Loan Losses. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                            Six Months Ended                   Year Ended
                                                          June 30, (unaudited)                December 31,
                                                       ----------------------------           ------------
                                                        2002                 2001                 2001
                                                       -------              -------           ------------
                                                                        (000's omitted)

Allowance at beginning of period ...............       $20,041              $14,638              $14,638
Provisions .....................................         6,490                1,200                8,757
Charge-offs:
Mortgage loans:
   Construction, land and land development .....            --                   --                   --
   Single-family residential ...................         2,968                   67                1,854
   Multi-family residential ....................            --                   --                   --
   Commercial real estate ......................            --                   --                   --
Other loans ....................................         1,131                1,456                2,411
                                                       -------              -------              -------
   Total charge-offs ...........................         4,099                1,523                4,265
Recoveries:
Mortgage loans:
   Construction, land and land development .....            15                   --                   --
   Single-family residential ...................             1                  129                  131
   Multi-family residential ....................            --                   --                   --
   Commercial real estate ......................            --                   --                   --
Other loans ....................................           477                  351                  780
                                                       -------              -------              -------
   Total recoveries ............................           493                  480                  911
                                                       -------              -------              -------
Allowance at end of period .....................       $22,925              $14,795              $20,041
                                                       =======              =======              =======

Allowance for possible loan losses
to total non-accruing loans at
end of period ..................................        137.74%              134.64%              132.78%

Allowance for possible loan losses
to total loans at end of period ................          0.52%                0.42%                0.50%


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

Changes in Financial Condition

         The Company recorded total assets of $6.4 billion at June 30, 2002 compared to total assets of $6.0 billion at December 31, 2001. The growth in assets of $451.9 million or 7.5% was primarily due to an increase of $492.6 million in loans, net and an increase of $45.0 million in securities available for sale. These increases were partially offset by a $107.5 million decline in loans held for sale. The increase in loans, net was due to loan originations of $610.9 million by the Bank in the first six months of 2002 and the retention of $383.1 million in loans originated by the Mortgage Company for the Bank's portfolio. The originations by the Bank are primarily residential loans and, to a lesser extent, loans secured by commercial real estate. This level of originations continues to reflect the Bank's business development efforts to originate both residential and commercial loans in its primary market area and the continued growth of its broker business. The Mortgage Company originations retained for the Bank's portfolio are primarily higher yielding adjustable rate loans. The increase in securities available for sale was due to management's plan to invest excess cash flows in the securities portfolio. Loans held for sale decreased due to loan sales of $2.9 billion by the Mortgage Company compared to originations of $2.8 billion by the Mortgage Company for the first six months of 2002. The level of loans sold reflects the Mortgage Company's increased efficiencies in the area of shipping loans. In the current rate environment, the mortgage banking refinance index and purchase index are at all time highs and it is anticipated that originations by the Mortgage Company will reach $1.8 billion in the third quarter of 2002.

         Deposits increased $372.7 million or 12.8% during the first six months of 2002 and totaled $3.3 billion at June 30, 2002. This increase was primarily due to a $170.2 million increase in money market accounts and a $133.0 million increase in savings accounts. This increase in money market accounts is primarily due to the "Bank Edge" account which is a higher yielding money market account which also requires the opening of a non-interest bearing DDA account and is promoted primarily in the Bank's Brooklyn and New Jersey markets. The growth in savings accounts was due to the current interest rate environment and the current uncertainty of the stock market making this product attractive to depositors. Core deposits, which consist of savings, money market, NOW and DDA accounts, represented 66.1% of total deposits at June 30, 2002. The Company believes that it can maintain this level of core deposits primarily due to the quality customer service offered by the Bank and the current rate environment.

         During the first six months of 2002 the Bank opened four branches in the State of New Jersey increasing its branch network to 34 locations. The four new branches had total deposits of

$34.9 million at June 30, 2002. The Bank plans to continue this strategy of opening de-novo branches to increase deposits and expand its market area when acceptable locations can be found.

         The Company's borrowings at June 30, 2002 were $2.6 billion compared to $2.5 billion at December 31, 2001. Borrowings as a percentage of assets at June 30, 2002 were 39.6% compared to 40.9% at December 31, 2001. Borrowings at June 30, 2002 consisted of Federal Home Loan Bank advances of $1.9 billion, repurchase agreements of $567.5 million between the Mortgage Company and two individual financial institutions of $129.1 million. The Mortgage Company's obligations under these repurchase agreements are fully guaranteed by the Bank. The growth in borrowings is primarily due to the level of originations at the Mortgage Company.

         Stockholders' equity amounted to $557.3 million at June 30, 2002 and $552.2 million at December 31, 2001 or 8.6% and 9.2% of total assets at such dates, respectively. The increase of $5.1 million was due to net income of $39.6 million, an allocation of Employee Stock Ownership Plan ("ESOP") shares and Recognition and Retention Plan ("RRP") shares resulting in an increase of $4.6 million, the exercise of 752,548 stock options resulting in an increase of $11.2 million and an $8.2 million increase in the unrealized appreciation on securities available for sale, net of taxes. These increases were partially offset by the purchase of 2.3 million shares of the Company's common stock at a cost of $45.4 million and aggregate cash dividend payments of $13.0 million. The tangible book value per share of the Company's common stock was $8.20 at June 30, 2002 compared to $7.89 at December 31, 2001.

Results of Operations

         The Company reported net income of $17.6 million or $0.31 per fully diluted share for the three months ended June 30, 2002 compared to net income of $15.2 million or $0.25 per fully diluted share for the comparable time period last year. Core earnings for the second quarter of 2002 were $21.8 million or $0.38 per fully diluted share compared to $15.2 million or $0.25 per fully diluted share for the second quarter of 2001. Core earnings represent the Company's earnings excluding securities gains or losses, net of taxes. Cash earnings for the quarter ended June 30, 2002 were $19.6 million or $0.35 per fully diluted share compared to $18.1 million or $0.30 per fully diluted share for the second quarter of 2001. Cash earnings represent the Company's net income increased by adding back non-cash expenses, net of applicable taxes related to the ESOP and RRP plans, and the amortization of goodwill.

         For the six-month period ended June 30, 2002, the Company reported net income of $39.6 million or $0.69 per fully diluted share compared to $29.2 million or $0.47 per fully diluted share for the comparable time period in the prior year. Core earnings for the six month period ended June 30, 2002 were $44.0 million or $0.76 per fully diluted share compared to $29.2 million or $0.47 per fully diluted share for the first half of 2001. Cash earnings were $43.6 million or $0.76 per fully diluted share for the six-month period ended June 30, 2002 compared to $35.0 million or $0.57 per fully diluted share for the same time period one year ago.

         The return on average equity and average assets for the three months ended June 30, 2002 were 12.63% and 1.11%, respectively, compared to 10.73% and 1.09%, respectively, for the comparable time period in the prior year.

         The return on average equity and average assets for the six-month period ended June 30, 2002 was 14.33% and 1.28%, respectively, compared to 10.24% and 1.08%, respectively, for the six-month period ended June 30, 2001.

         The increase in net income for the quarter ended June 30, 2002 compared to the same quarter one year ago was due to an increase of $16.9 million in other income and a $14.3 million increase in net interest income. These increases were partially offset by a $23.1 million increase in total other expenses, a $4.4 million increase in the provision for loan losses and a $1.2 million increase in the provision for income taxes.

         The increase in net income for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001 was due to an increase of $46.7 million in other income and a $26.3 million increase in net interest income. These increases were partially offset by a $51.2 million increase in total other expenses, a $6.2 million increase in the provision for income taxes and a $5.3 million increase in the provision for loan losses.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID (unaudited)

                                                                                Three Months Ended June 30,
                                                        ------------------------------------------------------------------------
                                                                        2002                                 2001
                                                        ------------------------------------------------------------------------
                                                                                     Average                 Average      Average
                                                        Average                       Yield/      Average     Yield/       Yield/
                                                        Balance        Interest        Cost       Balance    Interest       Cost
                                                        ---------     ----------    --------    ----------   --------      -----
Interest-earning assets:                                                         (000's omitted)
Loans receivable (1):
Real estate loans .................................    $4,100,486     $   73,529       7.19%    $3,262,392   $ 61,625      7.58%
Other loans .......................................       105,857          2,226       8.43%       118,119      2,757      9.36%
                                                        ---------     ----------                 ---------     ------
   Total loans ....................................     4,206,343         75,755       7.22%     3,380,511     64,382      7.64%
Securities ........................................     1,647,438         24,016       5.85%     1,759,556     28,068      6.40%
Other interest-earning assets (2) .................        52,307            189       1.45%        32,666        254      3.11%
                                                        ---------     ----------                 ---------     ------
Total interest-earning assets .....................     5,906,088         99,960       6.79%     5,172,733     92,704      7.19%
                                                                      ----------                               ------
Noninterest-earning assets ........................       449,594                                  402,759
                                                       ----------                               ----------
Total assets ......................................    $6,355,682                               $5,575,492
                                                       ==========                               ==========


Interest-bearing liabilities:
Deposits:
NOW and money market deposits .....................    $  621,252          3,985       2.57%    $  291,161      2,381      3.28%
Savings and escrow accounts .......................       996,026          4,918       1.98%       808,755      4,516      2.24%
Certificates of deposit ...........................     1,101,234          9,811       3.57%     1,020,103     14,206      5.59%
                                                        ---------     ----------                 ---------     ------
   Total deposits .................................     2,718,512         18,714       2.76%     2,120,019     21,103      3.99%
Total Other Borrowings ............................     2,526,681         28,379       4.51%     2,392,163     33,021      5.54%
                                                        ---------     ----------                 ---------     ------
Total interest-bearing liabilities ................     5,245,193         47,093       3.60%     4,512,182     54,124      4.81%
Noninterest-bearing liabilities (3) ...............       552,338                                  496,514
                                                       ----------                               ----------
Total liabilities .................................     5,797,531                                5,008,696
Stockholders' equity ..............................       558,151                                  566,796
                                                       ----------                               ----------
Total liabilities and stockholders' equity              6,355,682                               $5,575,492
                                                        =========                               ==========
Net interest-earning assets .......................    $  660,895                               $  660,551
                                                        =========     ----------                ==========   --------
Net interest income/interest rate spread ..........                   $   52,867       3.19%                 $ 38,580      2.38%
                                                                      ==========     ======                  ========    ======
Net interest margin ...............................                                    3.59%                               2.99%
                                                                                     ======                              ======
Ratio of average interest-earning assets
   to average interest-bearing liabilities ........                                  112.60%                             114.64
                                                                                     ======                              ======%

                                                                                Six Months Ended June 30,
                                                        ------------------------------------------------------------------------
                                                                        2002                                 2001
                                                        ------------------------------------------------------------------------
                                                                                     Average                 Average      Average
                                                        Average                       Yield/      Average     Yield/       Yield/
                                                        Balance        Interest        Cost       Balance    Interest       Cost
                                                        ---------     ----------    --------    ----------   --------      -----
Interest-earning assets:                                                         (000's omitted)
Loans receivable (1):
Real estate loans .................................    $3,979,497     $  141,182       7.15%    $3,123,188   $118,244      7.63%
Other loans .......................................       105,996          4,456       8.48%       118,519      5,587      9.51%
                                                        ---------     ----------                 ---------     ------
   Total loans ....................................     4,085,493        145,638       7.19%     3,241,707    123,831      7.70%
Securities ........................................     1,616,029         47,841       5.97%     1,818,560     58,918      6.53%
Other interest-earning assets (2) .................        91,644            698       1.54%        33,324        633      3.83%
                                                        ---------     ----------                 ---------     ------
Total interest-earning assets .....................     5,793,166        194,177       6.76%     5,093,591    183,382      7.26%
                                                                      ----------                               ------
Noninterest-earning assets ........................       439,232                                  368,392
                                                       ----------                               ----------
Total assets ......................................    $6,232,398                               $5,461,983
                                                       ==========                               ==========


Interest-bearing liabilities:
Deposits:
NOW and money market deposits .....................    $  571,125          7,342       2.59%    $  266,727      4,128      3.12%
Savings and escrow accounts .......................       956,216          9,401       1.98%       796,880      8,877      2.25%
Certificates of deposit ...........................     1,090,578         20,157       3.73%     1,000,032     28,136      5.67%
                                                        ---------     ----------                 ---------     ------
   Total deposits .................................     2,617,919         36,900       2.84%     2,063,639     41,141      4.02%
Total Other Borrowings ............................     2,501,454         56,519       4.56%     2,344,761     67,822      5.83%
                                                        ---------     ----------                 ---------     ------
Total interest-bearing liabilities ................     5,119,373         93,419       3.68%     4,408,400    108,963      4.98%
                                                                      ----------                               ------
Noninterest-bearing liabilities (3) ...............       556,346                                  479,607
Total liabilities .................................     5,675,719                                4,888,007
Stockholders' equity ..............................       556,679                                  573,976
                                                       ----------                               ----------
Total liabilities and stockholders' equity              6,232,398                               $5,461,983
                                                        =========                               ==========
Net interest-earning assets .......................    $  673,793                               $  685,191
                                                        =========     ----------                ==========   --------
Net interest income/interest rate spread ..........                   $  100,758       3.08%                 $ 74,419      2.28%
                                                                      ==========     ======                  ========    ======

Net interest margin ...............................                                    3.51%                               2.95%
                                                                                     ======                              ======
Ratio of average interest-earning assets
   to average interest-bearing liabilities ........                                  113.16%                             115.54%
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


                                                  Three Months Ended June 30,                  Six Months Ended June 30,
                                          -------------------------------------------   -------------------------------------------
                                                       2002 compared to 2001                     2002 compared to 2001
                                          -------------------------------------------   -------------------------------------------
                                           Increase (decrease) due to                    Increase (decrease) due to
                                          ------------------------------    Total       ------------------------------    Total
                                                                  Rate/  Net Increase                           Rate/  Net Increase
                                            Rate      Volume     Volume   (Decrease)      Rate      Volume     Volume   (Decrease)
                                          --------   --------   --------   --------     --------   --------   --------   --------
                                                                              (000's omitted)
                                                                                 unaudited
Interest-earning assets:
 Loans receivable:
  Real estate loans ....................  $ (3,124)  $ 15,831   $   (803)  $ 11,904     $ (7,442)  $ 32,420   $ (2,040)  $ 22,938
  Other loans ..........................      (274)      (286)        29       (531)        (605)      (590)        64     (1,131)
                                          --------   --------   --------   --------     --------   --------   --------   --------
  Total loans receivable ...............    (3,398)    15,545       (774)    11,373       (8,047)    31,830     (1,976)    21,807
 Securities ............................    (2,418)    (1,788)       154     (4,052)      (5,081)    (6,562)       566    (11,077)
 Other interest-earning assets .........      (135)       152        (82)       (65)        (379)     1,107       (663)        65
 Total net change in income on interest-
                                          --------   --------   --------   --------     --------   --------   --------   --------
  earning assets .......................    (5,951)    13,909       (702)     7,256      (13,507)    26,375     (2,073)    10,795
                                          --------   --------   --------   --------     --------   --------   --------   --------

Interest-bearing liabilities:
 Deposits:
  NOW and money market deposits ........      (513)     2,699       (582)     1,604         (699)     4,711       (798)     3,214
  Savings and escrow accounts ..........      (523)     1,046       (121)       402       (1,043)     1,775       (208)       524
  Certificates of deposit ..............    (5,118)     1,130       (407)    (4,395)      (9,652)     2,547       (874)    (7,979)
                                          --------   --------   --------   --------     --------   --------   --------   --------
   Total deposits ......................    (6,154)     4,875     (1,110)    (2,389)     (11,394)     9,033     (1,880)    (4,241)
 Other Borrowings ......................    (6,152)     1,856       (346)    (4,642)     (14,843)     4,532       (992)   (11,303)
 Total net change in expense on
                                          --------   --------   --------   --------     --------   --------   --------   --------
  interest-bearing liabilities .........   (12,306)     6,731     (1,456)    (7,031)     (26,237)    13,565     (2,872)   (15,544)
                                          --------   --------   --------   --------     --------   --------   --------   --------
 Net change in net interest income .....  $  6,355   $  7,178   $    754   $ 14,287     $ 12,730   $ 12,810   $    799   $ 26,339
                                          ========   ========   ========   ========     ========   ========   ========   ========

Interest Income

         The Company's interest income for the three months ended June 30, 2002 was $100.0 million compared to $92.7 million for the three months ended June 30, 2001. The $7.3 million increase was due to an $11.4 million increase in interest income, from loans, partially offset by a $4.1 million decrease in interest income from securities. The increase in interest income from loans was due to an $825.8 million increase in the average balance of the loan portfolio partially offset by a decline in the average yield on the loan portfolio from 7.64% for the second quarter of 2001 to 7.22% for the second quarter of 2002. The increase in the average balance of the loan portfolio was due to increased loan originations by the Bank, the retention of higher yielding loans originated by the Mortgage Company for the Bank's portfolio and the increase in loans held for sale by the Mortgage Company. The decrease in the average yield on the loan portfolio was due to the generally lower interest rate environment over the past twelve months resulting in increased prepayments and satisfactions, the downward repricing of adjustable rate loans and the origination of loans at lower interest rates. The decrease in interest income from securities was due to a $112.1 million decline in the average balance of the securities portfolio and a 55 basis point decline in the average yield on the securities portfolio to 5.85% for the second quarter of 2002 compared to 6.40% for the second quarter of 2001. The decrease in the average balance of the securities portfolio was due to the use of cash flows generated by the securities portfolio to fund higher yielding loan originations at both the Bank and the Mortgage Company. The decline in the average yield on the securities portfolio was primarily due to the lower rate environment and the accelerated paydown of higher yielding mortgage-backed securities in this interest rate environment.

         Total interest income for the six-month period ended June 30, 2002 was $194.2 million compared to $183.4 million for the first six months of 2001. The increase of $10.8 million was due to a $21.8 million increase in interest income from loans partially offset by an $11.1 million decrease in interest income from securities. The increase in interest income from loans was due to an $843.8 million increase in the average balance of loans partially offset by a 51 basis point decline in the average yield on loans to 7.19% for the six months ended June 30, 2002. The increase in the average balance of loans was primarily due to the growth of originations at the Mortgage Company resulting in an increase in loans held for sale and an increase in the amount of loans originated by the Mortgage Company and retained for the Bank's portfolio. The decline in the average yield on loans is due to substantially the same reasons as previously stated for the quarter.

Interest Expense

         The Company's total interest expense was $47.1 million for the second quarter of 2002 compared to $54.1 million for the second quarter of 2001. The decrease of $7.0 million was due to a $4.4 million decrease in interest expense on certificates of deposit and a $4.6 million decrease in interest expense on borrowed funds. These decreases were partially offset by a $1.6 million increase in interest expense on money market and NOW accounts. The decrease in interest expense on certificates of deposit was due to a 201 basis point decrease in the average cost of certificates of deposit to 3.57% for the second quarter of 2002 primarily due to the lower interest rates over the past twelve months. The decline in interest expense on borrowed funds was due to a 103 basis point decline in the average cost of borrowings to 4.51% for the second quarter of 2002. The decline in the average cost of borrowings was due to the lower rate environment resulting in new borrowings at lower rates compared to the borrowings coming due. The decline in interest expense on borrowings, due to the decline in the average cost, was partially offset by a $134.5 million increase in the average balance of borrowings. The increase in the average balance of borrowings was due to the Bank's funding requirements, particularly with respect to higher yielding loan originations. The increase in interest expense for money market and NOW accounts was due to a $330.1 million increase in the average balance of money market and NOW accounts in the second quarter of 2002 compared to the first quarter of 2001. This increase was partially offset by a 71 basis point decline in the average cost to 2.57% for the second quarter of 2002. The increase in the average balance of money market and NOW accounts was due to the promotion of a premium money market account which required the opening of a DDA account to develop banking relationships and, to a lesser extent, the opening of four new branches in the first half of 2002.

         For the first six months of 2002 the Company's interest expense was $93.4 million compared to $109.0 million for the same time period in the prior year. The decrease of $15.5 million was due to an $8.0 million decrease in interest expense on certificates of deposit and an $11.3 million decrease in interest expense on borrowed funds. These decreases were partially offset by a $3.2 million increase in interest expense on money market and NOW accounts. The decrease in interest expense on certificates of deposit was due to the average cost for the first six months of 2002 declining to 3.73% from 5.67% for the first six months of 2001. The decline in the average cost was due to the lower interest rate environment over the past twelve months. The decline in interest expense on borrowed funds was due to a 128 basis point decline in the average cost from 5.83% for the first six months of 2001 to 4.56% for the first six months of 2002. In this period of lower interest rates, the Company has extended the maturities of certain borrowings to limit its interest rate risk exposure in a rising rate environment.

         The increase in interest expense on money market and NOW accounts was due to a $304.4 million increase in the average balance of money market and NOW accounts partially offset by a 53 basis point decline in the average cost to 2.59% for the first six months of 2002. The increase in the average balance and decline in the average cost are due to substantially the same reasons as previously stated for the quarter.

Net Interest Income

         Net interest income for the second quarter of 2002 was $52.9 million, an increase of $14.3 million or 37.0% over the second quarter of 2001. The increase was due to a $7.3 million increase in interest income and a $7.0 million decrease in interest expense. The increase in interest income was due to a $733.4 million increase in the average balance of interest-earning assets partially offset by a 40 basis point decrease in the average yield from 7.19% to 6.79% for the second quarter of 2002. The decrease in interest expense was due to a 121 basis point decrease in the average cost to 3.60% partially offset by an increase of $733.0 million in the average balance of interest -bearing liabilities.

         The Company's net interest rate spread and net interest rate margin for the three-month period ended June 30, 2002 was 3.19% and 3.59%, respectively, compared to 2.38% and 2.99%, respectively, for the three-month period ended June 30, 2001.

         For the six-month period ended June 30, 2002 net interest income was $100.8 million compared to $74.4 million for the six-month period ended June 30, 2001. The increase of $26.3 million or 35.4% was due to a $10.8 million increase in interest income and a $15.5 million decrease in interest expense. The increase in interest income was due to a $699.6 million increase in the average balance of interest-earning assets partially offset by a 50 basis point decline in the average yield on interest-earning assets to 6.76%. The decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities for the first half of 2002 to 3.68% from 4.98% for the first half of 2001, partially offset by a $711.0 million increase in the average balance of interest-bearing liabilities.

         The improvement in the Company's net interest rate spread and margin continues to be driven by the favorable interest rate environment which results in lower funding costs. The growth of the Company's earning assets has also led to improvements in the interest rate spread and margin. The Company will continue to retain higher yielding loans originated by the Mortgage Company to maintain asset yields and closely monitor its repricing of interest-bearing liabilities and, when the opportunity exists, extend the maturities of certificates of deposit and borrowings.

Provision for Loan Losses

         The provision for loan losses for the second quarter of 2002 was $5.0 million compared to $600,000 for the second quarter of 2001. The increase in the loan loss provision was due to the increase in net chargeoffs, current economic conditions and increased origination volumes at both the Bank and Mortgage Company. Net chargeoffs for the second quarter of 2002 were $3.2 million compared to $506,000 for the second quarter of 2001. The increase in net chargeoffs was primarily due to $1.4 million in chargeoffs on loans transferred to Other Real Estate Owned ("OREO") at net realizable value and a $1.6 million chargeoff relating to the sale of $5.3 million of loans by the Mortgage Company that did not meet secondary market standards.

         For the six months ended June 30, 2002 the provision for loan losses was $6.5 million compared to $1.2 million for the six months ended June 30, 2001. The increase in the provision was primarily due to the same reasons as previously discussed for the quarter and, to a lesser extent, the $1.6 million growth in non-accrual loans and the $7.3 million growth in OREO since December 31, 2001.

         Total non-accruing loans and OREO increased by an aggregate of $8.9 million during the six-month period ended June 30, 2002 resulting in total non-accruing loans and OREO of $25.2 million at June 30, 2002 compared to $16.3 million at December 31, 2001. The increase is primarily due to the movement of two loans with a total book balance of $7.4 million into OREO status during the first half of the year and two loans with a book balance of $4.4 million moving into non-accrual status during the same time period.

         In July 2002, the Company entered into an agreement for the sale of a previously reported non-accrual loan with a book balance of $2.5 million and the Company also entered into an agreement for the sale of one of the previously mentioned OREO properties with a book balance of $4.7 million. The Company anticipates that both of these transactions will settle prior to September 30, 2002 with no material loss. Management continues to aggressively pursue the recovery of the second OREO property previously mentioned which has a book balance of $2.8 million and the second non-accrual loan which has a book balance of $1.8 million.

         The allowance for loan losses was $22.9 million or 137.7% of non-accruing loans at June 30, 2002 compared to $20.0 million or 132.8% of non-accruing loans at December 31, 2001. The activity in the allowance for loan losses consisted of chargeoffs of $4.1 million, recoveries of $493,000 and provisions of $6.5 million for the first six months of 2002. While no assurance can be given that future chargeoffs or additional provisions over the current level will not be necessary, management believes, based on its review and the level of non-accruing loans and delinquencies, that the current allowance for loan losses is adequate.

Total Other Income

         Other income, exclusive of net securities gains and losses, was $49.4 million for the second quarter of 2002 compared to $25.7 million for the second quarter of 2001. The increase of $23.7 million was primarily due to a $3.8 million increase in service and fee income and an $18.9 million increase in net gains on loan sales. The increase in service and fee income was due to the receipt of a one-time $3.0 million liquidating dividend from the investment in the Company's former data processing provider and higher banking fees, reflecting increased transactions due to the expansion of the Bank's retail branching network and deposit growth. The increase in net gains on loan sales was due to increased volume and an increase in the average gross margins, partially offset by a $1.3 million mark to market adjustment on unallocated forward security sales. The increase in the volumes of shipped loans to $1.6 billion for the second quarter of June 2002 was due to the record level of originations and increased efficiencies in packaging and shipping loans. The increase in the average gross margin from 2.27% for the second quarter of 2001 to 2.56% for the second quarter of 2002 was primarily due to the increase in the higher margin Alt-A product. In the second quarter of 2002 Alt-A production represented 34.8% of total sales compared to 17.5% of total sales in the second quarter of 2001. The mark to market adjustment on $295.0 million of unallocated forward security sales was due to the movement in interest rates.

         Other income, exclusive of net securities gains and losses, was $96.1 million for the first six months of 2002 compared to $42.2 million for the first six months of 2001. The increase of $53.9 million was due to a $4.0 million increase in service and fee income, a $44.2 million increase in net gains on loan sales and a $5.6 million increase in loan fees. The increase in service and fee income was due to substantially the same reasons as previously discussed for the quarter. The increase in net gains on loan sales was due to increased volumes of loan originations and the average gross margin remaining stable at 2.60% for the first six months of 2002 and 2.56% for the first six months of 2001. The increased volumes were due to the current interest rate environment and the continued expansion of the Mortgage Company. The margin remained stable due to the growth in the wholesale and correspondent business channel originations which resulted in lower margins being offset by the growth in Alt-A production which resulted in higher margins. The increase in loan fees was due to increased volumes at both the Bank and Mortgage Company.

         The Company recorded a net security loss of $6.8 million for the second quarter of 2002 compared to a net gain of $9,000 for the second quarter of 2001. For the six months ended June 30, 2002 net security losses were $7.2 million compared to a net security gain of $3,000 for the first six months of 2001. The reason for the net security losses in the first six months of 2002 was a $7.9 million impairment charge on two asset-backed securities. The Company recorded a $500,000 impairment charge in the first quarter of 2002 and a $7.4 million impairment charge in the second quarter of 2002. During the second quarter, due to further significant deterioration in the collateral value supporting these securities and the resultant negative impact on anticipated cash flows, the Company recorded a $7.4 million impairment charge in accordance with generally accepted accounting principles reducing the aggregate carrying value of these two securities to $2.1 million at June 30, 2002. The Company owns three additional collateralized bond obligations with a book value of $14.0 million and a market value of $6.6 million at June 30, 2002.

The Mortgage Company sells various types of loans in the secondary market.


The following table summarizes loans sold and gross margins realized by type of loan.


                             Quarter ended June 30,                         Year to Date June 30,
                                     2002                                           2002
    Type          Volume             Gain      Gross Margin     Volume              Gain     Gross Margin
Agency         $  655,014        $   12,873        1.97%      $1,358,529        $   29,027       2.14%
Government        284,851             7,119        2.50%         634,597            15,724       2.48%
Jumbo              82,821             1,312        1.58%         213,656             3,357       1.57%
ALT-A             553,160            18,426        3.33%         846,217            30,730       3.63%
Sub Prime          17,140               673        3.93%          27,706             1,170       4.22%
               ----------------------------                   ----------------------------
Total          $1,592,986        $   40,403        2.54%      $3,080,705        $   80,008       2.60%
               ============================                   ============================


                             Quarter ended June 30,                         Year to Date June 30,
                                     2001                                           2001
    Type          Volume             Gain      Gross Margin     Volume              Gain     Gross Margin
Agency         $  454,129        $    8,360        1.84%     $  608,167        $   12,803        2.11%
Government        101,624             2,428        2.39%        160,069             4,639        2.90%
Jumbo              72,328               823        1.14%        100,764             1,339        1.33%
ALT-A             135,758             5,673        4.18%        193,670             8,340        4.31%
Sub Prime          10,280               287        2.79%         13,609               406        2.98%
               ----------------------------                  ----------------------------
Total          $  774,119        $   17,571        2.27%     $1,076,279        $   27,527        2.56%
               ============================                  ============================


The Mortgage Company originates loans through various channels.

The following table summarizes application volumes by channel.

                        Quarter Ended June 30,        Six Months Ended June 30,
                        2002              2001          2002             2001
Channel                Volume            Volume        Volume            Volume
Consumer Direct    $  365,278        $  102,905    $  599,840        $  149,545
Retail                807,173           673,065     1,589,190         1,349,971
Wholesale           1,637,634           606,279     2,865,037         1,071,194
Bulk Purchase          26,726                --        26,726                --
                                                                     ----------
Total              $2,836,811        $1,382,249    $5,080,793        $2,570,710
                   ==========        ==========    ==========        ==========


Total Other Expenses

         Total other expenses for the second quarter of 2002 were $61.9 million compared to $38.7 million for the second quarter of 2001. The increase of $23.1 million was primarily due to an increase of $5.6 million in personnel costs, an $11.3 million increase in commission expense, a $2.2 million increase in professional fees and a $3.8 million increase in other expenses. The increase in personnel expense was due to a $4.2 million increase at the Mortgage Company resulting from expansion and growth, a $558,000 increase in non-cash expense for the ESOP reflecting the Company's higher stock price compared to last year and an $800,000 increase in personal expenses related to branch expansion, incentives, and normal merit pay increases at the Bank. The increase in commission reflects the growth of the Mortgage Company. The increase in professional fees is primarily due to the hiring of contract workers at the mortgage-banking subsidiary in response to the increased origination volumes. The increase in other expenses primarily reflects the growth and expansion of the Mortgage Company over the past year to properly handle the increased volumes and expansion.

         Total other expenses for the first half of 2002 were $119.5 million compared to $68.3 million for the comparable time period last year. The increase of $51.2 million was due to a $12.1 million increase in personnel expenses, a $27.0 million increase in commissions, a $4.3 million increase in professional fees and a $7.6 million increase in other expenses. These increases were partially offset by a $2.5 million decrease in the amortization expense related to goodwill due to the change in generally accepted accounting principles. The increase in personnel expense was primarily due to an $8.9 million increase due to growth at the Mortgage Company, a $1.2 million increase in the non-cash expense related to the ESOP, a $1.9 million increase at the Bank due to expansion, incentives, normal merit pay increase and medical insurance costs at the Bank. The increase in commission expense was due to the increased level of originations at the Mortgage Company compared to the same time period in the prior year. The increase in professional fees was due to the use of contract workers at the Mortgage Company in response to the increased volumes for the first half of the year. The increase in other expenses was due to the growth and expansion at the Mortgage Company.


Provision for Income Taxes

         The provision for income taxes for the second quarter of 2002 was $11.0 million compared to $9.7 million for the same period in 2001. This resulted in an effective tax rate of 38.4% for the second quarter of 2002 and 39.1% for the second quarter of 2001. The provision for income taxes for the first half of 2002 was $24.1 million compared to $17.9 million for the same time period in the prior year. This resulted in an effective tax rate of 37.9% for the 2002 period and 38.1% for the 2001 period. The primary reason for the increase in the provision for income taxes for both the three and six months periods ending June 30, 2002 compared to the same time frames in the prior year was the increase in income before taxes partially offset by a decline in the effective tax rate.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At June 30, 2002, the total approved loan origination commitments outstanding amounted to $587.0 million and the Mortgage Company had commitments of $587.1 million to sell loans to third party investors. At the same date, the unadvanced portion of construction loans totaled $38.2 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2002 totaled $804.7 million. Investment securities scheduled to mature in one year or less at June 30, 2002 totaled $1.0 million and amortization from investments and loans is projected at $1.5 billion over the next 12 months. Based on historical experience, the Bank's current pricing strategy and the Bank's strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with loan sales and security sales, to meet its current commitments. In the event the funds required exceed the funds generated by the Bank, additional sources of funds such as reverse repurchase agreements, FHLB advances, overnight lines of credit and brokered CD's are available to the Bank.

Capital

         At June 30, 2002, the Bank had regulatory capital that was well in excess of all regulatory requirements set by the OTS. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):


                          Required Capital          Actual Capital           Excess Capital
                       ----------------------    --------------------    ---------------------
                        Amount       Percent      Amount      Percent     Amount      Percent
                       --------      --------    --------    --------    --------     --------
Tangible capital       $ 95,060       1.50%      $416,213      6.57%     $321,153       5.07%
Core capital           $253,580       4.00%      $418,367      6.60%     $164,787       2.60%
Risk-based capital     $274,692       8.00%      $436,397     12.71%     $161,705       4.71%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk continues to be market interest rate volatility due to the potential impact on net interest income and the market value of all interest-earning assets and interest-bearing liabilities resulting from changes in interest rates. The Company monitors its interest rate risk on a quarterly basis, and due to the current interest rate environment, the Company's net interest rate spreads and margins have improved. The operation of the Company does not subject it to foreign exchange or commodity price risk and the Company does not own any trading assets. The real estate loan portfolio of the Company is concentrated primarily within the New York metropolitan area making it subject to the risks associated with the local economy. Since December 31, 2001 OREO properties have increased primarily due to two credit relationships being placed in OREO status during the first quarter of

2002. Management anticipates that this will not have a material effect on future earnings. For a complete discussion of the Company's asset and liability management market risk and interest rate sensitivity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Stockholders.

            Part II     Other Information
            Item 1      Legal Proceedings
                        Not applicable
            Item 2      Changes in Securities and Use of Proceeds
                        Not applicable
            Item 3      Defaults Upon Senior Securities
                        Not applicable
            Item 4 Submission of Matters to a Vote of Security Holders Not applicable
            Item 5      Other Information
                        Not applicable
            Item 6      Exhibits and Reports on Form 8-K
                        a.   Exhibits


                             99.1 Certification of Chief Executive Officer CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

     The undersigned executive officer of Staten Island Bancorp, Inc. (the "Registrant") hereby certifies that the Registrant's (Form 10-Q for the three months and six months ended June 30, 2002) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                           /s/ Harry P. Doherty
                                           ------------------------------------
                                    Name:  Harry P. Doherty
                                    Title: President and Chief Executive Officer
Date: August  14, 2002


                              99.2 Certification of Chief Financial Officer CERTIFICATIONS OF CHIEF FINANCIAL OFFICER Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

     The undersigned executive officer of Staten Island Bancorp, Inc. (the "Registrant") hereby certifies that the Registrant's (Form 10-Q for the three months and six months ended June 30, 2002) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                           /s/ Edward Klingele
                                           -------------------------------------
                                    Name:  Edward Klingele
                                    Title: Sr. Vice President and Chief
                                           Financial Officer
Date: August  14, 2002


                        b. Reports on Form 8-K

     On July 15th, 2002, Staten Island Bancorp filed a current report on form 8-K that included the press release regarding the $7.4 million writedown of two asset backed securities due to permanent impairment of these securities.

     On July 22, 2002, Staten Island Bancorp filed current report on Form 8-K that included the press release announcing the intention of the Company to repurchase up to 3,040,000 shares of the Company's Common stock.