Form 10-Q
period 2002-09-30
STATEN ISLAND BANCORP INC
filed 2002-11-14
CIK 1042801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


             For the Transition period from __________ to __________

                         Commission File Number 1-13503

                           STATEN ISLAND BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                          13-3958850
------------------------------------                 ---------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification Number)


         1535 Richmond Avenue
         STATEN ISLAND, NEW YORK                                 10314
---------------------------------------              ---------------------------
(Address of principal executive office)                        (Zip Code)

                                 (718) 697-2813
                           ---------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 60,227,107 shares of Common Stock outstanding as of November 13, 2002.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                   ---   ---

TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
Part 1           FINANCIAL INFORMATION

      Item 1     FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Condition
                           (As of September 30, 2002 and December 31, 2001)                       1

                  Unaudited Consolidated Statements of Income
                           (For the three months ended September 30, 2002 and 2001
                           and the nine months ended September 30, 2002 and 2001)                 2

                  Unaudited Consolidated Statements of Changes in Stockholders' Equity
                           (For the nine months ended September 30, 2002)                         3

                  Unaudited Consolidated Statements of Cash Flows
                            (For the nine months ended September 30, 2002 and 2001)               4

                  Notes to Unaudited Consolidated Financial Statements                            5

      Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS                                                         21

      Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      31

      Item 4     CONTROLS AND PROCEDURES                                                         31


Part II          OTHER INFORMATION

       Item 1    LEGAL PROCEEDINGS                                                               32

       Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS                                       32

       Item 3    DEFAULTS UPON SENIOR SECURITIES                                                 32

       Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             32

       Item 5    OTHER INFORMATION                                                               32

       Item 6    EXHIBITS AND REPORTS ON FORM 8-K                                                32

       Signatures                                                                                33

       Section 302 Certification of Chief Executive Officer                                      34

       Section 302 Certification of Chief Financial Officer                                      35


CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)



                                                                                     DECEMBER 31, 2001
                                                                 SEPTEMBER 30, 2002     (RESTATED)
                                                                 ------------------  -----------------
                                                                                     (000'S OMITTED)
ASSETS:
  Cash and due from banks                                           $   113,753         $   116,846
  Federal funds sold                                                    395,000              38,000
  Securities available for sale                                       1,202,182           1,528,639
  Loans, net of allowance for loan losses of $23,908
    in 2002 and $20,041 in 2001                                       3,287,367           2,806,619
  Loans held for sale                                                 1,528,037           1,185,593
  Accrued interest receivable                                            32,803              28,601
  Bank premises and equipment, net                                       45,540              38,939
  Intangible assets, net                                                 58,094              58,871
  Other assets                                                          219,092             202,945
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $ 6,881,868         $ 6,005,053
                                                                    ===========         ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Due Depositors-
  Savings                                                           $ 1,012,470         $   868,028
  Certificates of deposit                                             1,153,951           1,083,900
  Money market                                                          579,961             350,558
  NOW accounts                                                          132,892             115,349
  Demand deposits                                                       574,654             483,493
                                                                    -----------         -----------
      Total deposits                                                  3,453,928           2,901,328
   Borrowed funds                                                     2,746,151           2,451,762
   Advances from borrowers for taxes and insurance                       26,602              17,495
   Accrued interest and other liabilities                                60,880              70,665
                                                                    -----------         -----------
      TOTAL LIABILITIES                                               6,287,561           5,441,250
                                                                    -----------         -----------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share, 100,000,000 shares authorized, 90,260,624 issued and 60,227,107 outstanding
    at September 30, 2002 and 90,260,624 issued and
    62,487,286 outstanding at December 31, 2001                             902                 902
  Additional paid-in-capital                                            581,907             569,959
  Retained earnings                                                     377,972             317,209
  Unallocated common stock held by ESOP                                 (28,155)            (30,215)
  Unearned common stock held by RRP                                      (9,052)            (14,333)
  Treasury stock (30,033,517 shares at September 30, 2002
    and 27,773,338 at December 31, 2001), at cost                      (340,461)           (289,469)
                                                                    -----------         -----------
                                                                        583,113             554,053
  Accumulated other comprehensive income, net of taxes                   11,194               9,750
                                                                    -----------         -----------
      Total stockholders' equity                                        594,307             563,803
                                                                    -----------         -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 6,881,868         $ 6,005,053
                                                                    ===========         ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------------     ---------------------------------------
                                                                          2001                                      2001
                                                    2002               (RESTATED)                 2002            (RESTATED)
                                              ------------------------------------------------------------------------------------
                                                               (000's omitted, except per share and share data)
INTEREST INCOME:
  Loans                                          $  79,552             $  66,721                $ 225,190           $ 190,552
  Securities, available for sale                    20,761                27,034                   68,602              85,952
  Federal funds sold                                   322                   222                    1,020                 855
                                                 ---------             ---------                ---------           ---------
      Total interest income                        100,635                93,977                  294,812             277,359
                                                 ---------             ---------                ---------           ---------
INTEREST EXPENSE:
  Savings and escrow                                 4,285                 4,644                   13,686              13,521
  Certificates of deposits                           9,837                13,101                   29,994              41,237
  Money market and NOW accounts                      4,423                 3,052                   11,765               7,180
  Borrowed funds                                    29,821                31,276                   86,340              99,098
                                                 ---------             ---------                ---------           ---------
      Total interest expense                        48,366                52,073                  141,785             161,036
                                                 ---------             ---------                ---------           ---------
  Net interest income                               52,269                41,904                  153,027             116,323
  Provision for Loan Losses                          3,349                 2,600                    9,839               3,800
                                                 ---------             ---------                ---------           ---------
  Net interest income after provision
    for loan losses                                 48,920                39,304                  143,188             112,523

OTHER INCOME (LOSS):
  Service and fee income                             5,865                 4,793                   19,445              14,384
  Net gains on loan sales                           69,326                25,851                  140,490              52,252
  Loan fees                                          7,252                 4,311                   19,095              10,505
  Securities transactions                            1,512                    61                    2,111                  64
                                                 ---------             ---------                ---------           ---------
                                                    83,955                35,016                  181,141              77,205

OTHER EXPENSES:
  Personnel                                          9,905                 8,833                   71,134              50,595
  Commissions                                       33,735                12,802                   75,479              27,535
  Occupancy and equipment                            4,085                 3,248                   11,520               9,504
  Amortization of intangible assets                    138                 1,373                      436               4,191
  Data processing                                    1,643                 1,528                    5,016               4,518
  Marketing                                          1,322                   600                    3,814               2,061
  Professional fees                                  2,978                 1,225                    8,697               2,671
  Other                                             10,363                 6,539                   28,135              16,677
                                                 ---------             ---------                ---------           ---------
   Total other expenses                             64,169                36,148                  204,231             117,752
                                                 ---------             ---------                ---------           ---------
 Income before provision for income taxes           68,706                38,172                  120,098              71,976

  PROVISION FOR INCOME TAXES                        26,430                15,558                   45,213              27,384
                                                 ---------             ---------                ---------           ---------
  Income before cumulative effect of
    accounting change                               42,276                22,614                   74,885              44,592
  Cumulative effect of change in accounting
    principle, net of tax                            4,731                    --                    4,731                --
                                                 ---------             ---------                ---------           ---------
   NET INCOME                                    $  47,007             $  22,614                $  79,616           $  44,592
                                                 =========             =========                =========           =========

EARNINGS PER SHARE BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE: (1)
  Basic                                              $0.76                 $0.37                    $1.34               $0.73
  Fully Diluted                                      $0.73                 $0.37                    $1.30               $0.72

EARNINGS PER SHARE AFTER CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE:  (1)
  Basic                                              $0.84                 $0.37                    $1.42               $0.73
  Fully Diluted                                      $0.81                 $0.37                    $1.38               $0.72

DIVIDENDS DECLARED                                   $0.13                 $0.09                    $0.36               $0.25

WEIGHTED AVERAGE: FULLY DILUTED (1)
  Common Shares                                 90,260,624            90,260,624               90,260,624          90,260,624
  Less: Unallocated ESOP/RRP Shares              5,181,972             5,632,980                5,288,700           5,745,161
  Less: Treasury Shares                         27,546,516            23,906,286               27,407,373          22,972,249
                                                ----------           -----------               ----------          ----------
                                                57,532,136            60,721,358               57,564,551          61,543,214
                                                ==========           ===========               ==========          ==========

See accompanying notes to consolidated financial statements.

(1) Prior period amounts have been adjusted to reflect the 2-for-1 stock split on November 19, 2001.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
(RESTATED)


                                                                                                                  ACCUM-
                                                                                                                  ULATED
                                                     UNALLOCATED                                                  OTHER
                                        ADDITIONAL     COMMON      UNEARNED                                       COMPRE-
                                COMMON   PAID-IN       STOCK         RRP     TREASURY   COMPREHENSIVE  RETAINED   HENSIVE
                                 STOCK   CAPITAL    HELD BY ESOP    SHARES    STOCK        INCOME      EARNINGS   INCOME     TOTAL
                                 -----   -------    ------------    ------    -----        ------      --------   ------     -----
                                                                             unaudited
                                                                           (000's omitted)
Balance January 1, 2002         $  902   $569,959     $(30,215)    $(14,333)  $(289,469)     $   --     $317,209  $9,750   $563,803

Change in unrealized
 appreciation (depreciation)
 on securities, net of tax                                                                     1,444               1,444      1,444

Allocation of 343,356
 ESOP shares                                4,549        2,060                                                                6,609

Vesting of 578,330 RRP shares                 561                     5,281                                                   5,842

Exercise of 860,148 stock
 options                                      589                                 9,171                                       9,760

Compensation expense recognized
from stock option plan                      6,249                                                                             6,249

Treasury stock (3,120,327)
at cost                                                                         (60,163)                                    (60,163)

Net Income                                                                                    79,616      79,616             79,616
                                                                                              ------
                                                                                             $81,060
Dividends paid                                                                                           (18,853)           (18,853)
                                  ----   --------     --------      -------   ---------                 -------- -------  ---------
Balance September 30, 2002        $902   $581,907     $(28,155)     $(9,052)  $(340,461)                $377,972 $11,194  $ 594,307
                                  ====   ========     ========      =======   =========                 ======== =======  =========


See accompanying notes to consoliated financial statements.

                   STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                    2002        2001
                                                                                 ------------------------
                                                                                             (restated)
                                                                                     (000's omitted)
                                                                                        unaudited
                                                                                 -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                          $ 79,616      $ 44,592
Adjustments to reconcile net income to net cash
 provided by operating activities
Depreciation                                                                           3,711         3,001
Amortization of intangible assets                                                        436         4,191
Amortization of bond and mortgage premiums                                              (238)           27
Provision for possible loan losses                                                     9,839         3,800
Origination of loans held for sale                                                (4,507,766)   (2,544,518)
Purchase of loans held for sale                                                     (440,089)     (348,765)
Proceeds from sale of loans held for sale                                          4,428,411     1,668,543
Loss (Gain) on sale of available for sale securities                                  (2,111)          (64)
Other noncash expense (income)                                                        (6,816)       (2,940)
Expense charge related to employee benefit plans                                      16,540        13,491
Increase in net deferred loan fees and costs                                          (4,086)         (299)
Increase in accrued interest receivable                                               (4,202)       (1,272)
Increase in other assets                                                             (37,577)      (33,287)
Increase in accrued interest and other liabilities                                     5,111        14,947
Increase in deferred income taxes                                                     (4,727)         (690)
Recoveries                                                                               703           633
                                                                                    --------    ----------
NET CASH USED IN OPERATING ACTIVITIES                                               (463,245)   (1,178,610)
                                                                                    --------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of available for sale securities                                          494,865       351,144
Sales of available for sale securities                                               364,662       208,772
Purchases of available for sale securities                                          (522,403)     (259,495)
Principal collected on loans                                                       1,073,291     1,313,559
Loans made to customers                                                           (1,369,425)     (772,550)
Capital expenditures                                                                 (10,872)       (3,229)
                                                                                    --------    ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                   30,118       838,201
                                                                                    --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                                     552,600       335,278
Net increase in advances from borrowers for taxes and insurance                        9,107         5,296
Borrowings                                                                           294,389       127,054
Cash dividends paid                                                                  (18,659)      (15,486)
Purchase of treasury stock                                                           (60,163)      (84,741)
Exercise of stock options                                                              9,760         3,248
                                                                                    --------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            787,034       370,649
                                                                                    --------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            353,907        30,240
                                                                                    --------    ----------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         154,846       104,103
                                                                                    --------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $508,753      $134,343
                                                                                    --------    ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for-
Interest                                                                            $142,010      $164,466
Income taxes                                                                        $ 48,261      $ 19,666

See accompanying notes to consoliated financial statements.

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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company expects to file an amendment to its Form 10-K for the year ended December 31, 2001 to reflect its audited financial statements, as restated, and related information as restated. See the "Restatement" note below.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

BUSINESS

         Staten Island Bancorp, Inc. is the holding company for SI Bank & Trust. The Bank, which is a full service community oriented savings bank, operates 17 full service branches on Staten Island, two full service branches in Brooklyn, six full service branches in Ocean County, New Jersey, two full service branches in Monmouth County, New Jersey, four full service branches in Union County, New Jersey and three full service branches in Middlesex County, New Jersey. The Bank also has a lending center and a Trust Department on Staten Island, New York. Commercial lending offices are also located in Bay Ridge, Brooklyn, New York and the Howell, New Jersey branch.

         The Mortgage Company does retail business as Ivy Mortgage and wholesale business as SIB Mortgage Corp. and is headquartered in Branchburg, New Jersey. The Mortgage Company originates loans in 42 states and sells most of such loans to investors on a service released basis with standard mortgage company representations and warranties thereby generating fee income for the Bank. The Bank, in its efforts to manage interest rate risk and maintain yields, retains for its own portfolio certain loans originated by the Mortgage Company.

         The Bank's deposits are insured by the Bank Insurance Fund ("BIF") to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator of the BIF. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system.

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

         The Company, on November 19, 2001, paid a stock dividend of one share for each share of stock held (two-for-one stock split) to shareholders of record on November 5, 2001. At September 30, 2002 the number of shares issued was 90,260,624 and the number of shares outstanding was 60,227,107. All share amounts and earnings per share amounts have been adjusted for the stock split.

The Bank has the following wholly owned subsidiaries:

         The Mortgage Company was incorporated in the State of New Jersey in 1998. The Mortgage Company currently originates loans in 42 states and, as of September 30, 2002, had assets totaling $1.7 billion of which $1.5 billion were loans held for sale.

         SIFC is a wholly owned subsidiary of SIBIC, incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust ("REIT"). The assets of SIFC totaled $705.8 million at September 30, 2002.

         SIBIC was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at September 30, 2002 were $947.2 million.

         SIBFSC was incorporated in the State of New York in January 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI USA Mutual Life Insurance Co. In the second quarter of 2002, this subsidiary began to offer certain non-deposit investment products such as mutual funds and annuities along with additional insurance products using a third party vendor. The assets of SIBFSC were $854,181 as of September 30, 2002.

EARNINGS PER SHARE

         Earnings per share are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, adjusted for the aggregate 5.1 million unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") in accordance with the Statement of Position 93-6. The following table is a reconciliation of the earnings per share calculation for the three months and nine months ended September 30, 2002 and 2001.

EARNINGS PER SHARE RECONCILIATION (UNAUDITED)


                                                           WEIGHTED
                                                           AVERAGE
                                                            SHARES                          PER SHARE
                                     NET INCOME           OUTSTANDING                        AMOUNT
                                     ----------           -----------                       ---------
                                                     (DOLLARS AND SHARES IN THOUSANDS,
                                                         EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED SEPTEMBER 30, 2002
                                    -----------------------------------------------------------------
BASIC EPS
 Net income                           $47,007                 55,297                         $ 0.84
EFFECT OF DILUTIVE SECURITIES
 Incremental shares from
 assumed exercise of
 outstanding options                                           1,433                          (0.03)
                                      -------                 ------                         ------
DILUTED EPS                           $47,007                 56,730                         $ 0.81
                                      =======                 ======                         ======

                                                THREE MONTHS ENDED SEPTEMBER 30, 2001
                                    -----------------------------------------------------------------
                                                              (RESTATED)
BASIC EPS
 Net income                           $22,614                 59,790                          0.37
EFFECT OF DILUTIVE SECURITIES
 Incremental shares from
 assumed exercise of
 outstanding options                                             721                            --
                                      -------                 ------                         -----
DILUTED EPS                           $22,614                 60,511                         $0.37
                                      =======                 ======                         =====


                                                 NINE MONTHS ENDED SEPTEMBER 30, 2002
                                    -----------------------------------------------------------------
BASIC EPS
 Net income                           $79,616                 56,071                        $ 1.42
EFFECT OF DILUTIVE SECURITIES
 Incremental shares from
 assumed exercise of
 outstanding options                                           1,494                         (0.04)
                                      -------                 ------                        ------
DILUTED EPS                           $79,616                 57,565                        $ 1.38
                                      =======                 ======                        ======

                                                 NINE MONTHS ENDED SEPTEMBER 30, 2001
                                    -----------------------------------------------------------------
                                                              (RESTATED)
BASIC EPS
 Net income                           $44,592                 61,075                        $ 0.73
EFFECT OF DILUTIVE SECURITIES
 Incremental shares from
 assumed exercise of
 outstanding options                                             468                         (0.01)
                                      -------                 ------                        ------
DILUTED EPS                           $44,592                 61,543                        $ 0.72
                                      =======                 ======                        ======

RESTATEMENT

         During the third quarter of 2002, management determined that certain stock options issued under the Company's Amended and Restated 1998 Stock Option Plan (the "Stock Option Plan") were exercised under a net cash settlement method, whereby the Company, in effect, repurchased the option shares under the Company's on-going stock repurchase programs and remitted the excess of the fair market value of the shares over the exercise price to the employee. Under existing accounting standards, the existence of these transactions conducted in this manner required that compensation expense be recorded from the inception date of the plan, on all exercised, or vested and unexercised, options equal to the difference between the option exercise price and the fair value of the stock at the exercise date (or at the financial reporting date, whichever is earlier). Increases or decreases in the value of the stock options are subsequently reflected as additional charges or credits to compensation expense in the respective financial reporting period, during the time in which this exercise method was allowed. Effective September 24, 2002, the Company has discontinued the practice which led to this accounting treatment; therefore, for quarterly reporting periods subsequent to September 30, 2002, no additional charges or credits to compensation expense will occur as a result of this plan activity.

         The Company and its current independent auditors have commenced their procedures with respect to a reaudit of the Company's historical financial statements at and for the year ended December 31, 2001. In the course of undertaking such procedures, the Company has identified certain other items for restatement. While the reaudit is still in process, management believes that the magnitude of the known adjustments to date justifies discussion in the current period Form 10-Q, and restatement of certain financial information for the periods affected, as disclosed in this Form 10-Q.

           Management has determined that certain securities (primarily collateralized bond obligations "CBOs") with a total carrying value of $24.5 million were other than temporarily impaired at December 31, 2001, and, accordingly, impairment charges of $14.5 million (pre-tax) will be reflected in the Company's restated financial statements at and for the year ended December 31, 2001. This adjustment does not affect total stockholders' equity at December 31, 2001, as this charge was previously reflected as unrealized depreciation at December 31, 2001, which is shown as a component of stockholders' equity. The Company previously took impairment charges of $500,000 and $7.4 million for the three months ended March 31, 2002 and June 30, 2002, respectively, against these securities; these charges have been reversed in the respective quarters, and quarterly income increased by these same amounts. During the quarter ended September 30, 2002, the Company sold all of its remaining $14.3 million of CBOs as part of a securities portfolio restructuring.

         The Company had not previously reflected dividends paid on unallocated shares in its ESOP as compensation expense. The Company has determined that the dividends on ESOP shares were not properly recorded and its restated financial statements will reflect additional compensation expense of $1.4 million for the year ended December 31, 2001 and $332,000 and $376,000 for the quarters ended March 31, 2002 and June 30, 2002, respectively. The Company will record future dividends on unallocated shares as compensation expense.

         The Company has recognized revenues and expenses on loans when loans sold by the Mortgage Company were sold subject to take out commitments. From the time a loan is shipped to the time payment is received by the Mortgage Company, a period of five to 30 days typically elapses. The Company has now determined that gains on loans sold should be recognized at the time payment is received rather than at the time loans are shipped. Due to this timing difference, the Company's restated financial results will reflect a reduction of gain on sale of $2.8 million for the year ended December 31, 2001 and an increase to gain on sale of $844,000 and a reduction in gain on sale of $345,000 for the quarters ended March 31, 2002 and June 30, 2002, respectively, reflecting this change.

         Additionally, the Company has revised certain estimates related to deferred loan origination costs and fees and will reflect an increase in net deferred costs of $1.1 million for the year ended December 31, 2001 and $1.4 million for the quarter ended March 31, 2002 and a decrease in net deferred costs of $394,000 for the quarter ended June 30, 2002. Changes in net deferred costs are reflected in the income statement as increases or decreases to gain on sale of mortgage loans.

         The Company has recognized previously unrecorded market appreciation in unallocated forward securities sales by the Mortgage Company of $1.0 million for the year ended December 31, 2001 and market depreciation in unallocated forward securities sales of $860,000 and $160,000 for the quarters ended
March 31, 2002 and June 30, 2002, respectively.

         To correctly account for the previously mentioned items in prior periods, the Company will amend its Annual Report on Form 10-K for the year ended December 31, 2001 as well as certain of its quarterly reports on Form 10-Q and will file such amendments with the Securities and Exchange Commission as promptly as practicable. The Company's consolidated financial statements for the year ended December 31, 2001 is subject to re-audit by the Company's new auditors.

         The following is a summary of the effect of restatement on the Company's consolidated financial statements at or for the periods reflected.


                                                              SELECTED BALANCE SHEET DATA - DECEMBER 31, 2001
                                                              -----------------------------------------------
                                                              AS PREVIOUSLY                          AS
                                                                 REPORTED                         RESTATED
                                                                 --------                         --------
                                                                                000'S OMITTED
Securities available for sale                                  $ 1,528,639                       $ 1,528,639
Loans, net                                                       2,806,619                         2,806,619
Loans held for sale                                              1,187,373                         1,185,593
Other assets                                                       189,558                           202,945
Total assets                                                     5,993,446                         6,005,053
Common stock                                                           903                               902
Additional paid-in capital                                         543,123                           569,959
Retained earnings                                                  340,270                           317,209
Accumulated other comprehensive income (loss),
   net of tax                                                        1,917                             9,750
Total stockholder's equity                                         552,196                           563,803


SELECTED DATA - CONDENSED STATEMENTS OF INCOME

                                                                             FOR THE YEAR ENDED
                                                                              DECEMBER 31, 2001
                                                                                  UNAUDITED
                                                              -----------------------------------------------
                                                                 AS PREVIOUSLY                        AS
                                                                    REPORTED                       RESTATED
                                                                    --------                       --------
                                                                     000'S OMITTED, EXCEPT PER SHARE DATA
Interest income                                                   $ 372,983                        $ 372,983
Interest expense                                                    210,578                          210,578
Net interest income                                                 162,405                          162,405
Provision for loan losses                                             8,757                            8,757
Service and fee income                                               19,342                           19,342
Loan fees and gains                                                 109,249                          108,489
Securities transactions                                                (107)                         (14,613)
Total other expense                                                 168,570                          197,167
Income before provision for income taxes                            113,562                           69,699
Provision for Income taxes                                           43,483                           23,966
Net income                                                           70,079                           45,733
Earnings per share
   Basic                                                               1.16                             0.75
   Diluted                                                             1.15                             0.76

                                                                          FOR THE THREE MONTHS ENDED
                                                                               SEPTEMBER 30, 2001
                                                                                   UNAUDITED
                                                               -----------------------------------------------
                                                                  AS PREVIOUSLY                       AS
                                                                    REPORTED                       RESTATED
                                                                    --------                       --------
                                                                    000'S OMITTED, EXCEPT PER SHARE DATA
Interest income                                                     $ 93,977                       $ 93,977
Interest expense                                                      52,073                         52,073
Net interest income                                                   41,904                         41,904
Provision for loan losses                                              2,600                          2,600
Service and fee income                                                 4,793                          4,793
Loan fees and gains                                                   30,162                         30,162
Securities transactions                                                   61                             61
Total other expense                                                   43,446                         36,148
Income before provision for income taxes                              30,874                         38,172
Provision for income taxes                                            12,200                         15,558
Net income                                                            18,674                         22,614
Earnings per share
   Basic                                                                0.31                           0.37
   Diluted                                                              0.31                           0.37

                                                                            FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30, 2001
                                                                                    UNAUDITED
                                                                -----------------------------------------------
                                                                   AS PREVIOUSLY                     AS
                                                                     REPORTED                     RESTATED
                                                                     --------                     --------
                                                                     000'S OMITTED, EXCEPT PER SHARE DATA
Interest income                                                    $  277,359                     $ 277,359
Interest expense                                                      161,036                       161,036
Net interest income                                                   116,323                       116,323
Provision for loan losses                                               3,800                         3,800
Service and fee income                                                 14,384                        14,384
Loan fees and gains                                                    62,757                        62,757
Securities transactions                                                    64                            64
Total other expense                                                   111,751                       117,752
Income before provision for income taxes                               77,977                        71,976
Provision for income taxes                                             30,144                        27,384
Net income                                                             47,833                        44,592
Earnings per share
   Basic                                                                 0.79                          0.73
   Diluted                                                               0.78                          0.72

DERIVATIVE FINANCIAL INSTRUMENTS

         The Mortgage Company currently utilizes certain derivative instruments, primarily forward delivery commitments, in its efforts to manage interest rate risk associated with its mortgage loan commitments and mortgage loans held for sale. Prior to the closing and funds disbursement on a single-family residential mortgage loan, the Mortgage Company generally extends an interest-rate locked commitment to the borrower. Such commitment obligates the Mortgage Company to close the mortgage at a specified rate of interest provided the conditions to closing are satisfied. However, a period of 15 to 90 days, or more, generally elapses between the time such commitment is issued and the time that the Mortgage Company sells the closed mortgage loan into the secondary market. During such time, the Mortgage Company is subject to risk that market rates of interest may change, coupled with the fact that the price that investors will pay for mortgage loans purchased from the Mortgage Company is dependent, in part, on the difference between the interest rate on such loans and the then current rate on long-term (generally 10-year) U.S. Treasury bonds plus a margin (with any such difference referred to as the spread). If market rates of interest rise, the spread between locked loans and the U.S. Treasury rate will widen and investors generally will pay less to purchase such loans resulting in a reduction in the amount of the Mortgage Company's gain recognized on sale or, possibly, a loss. In an effort to mitigate such interest rate risk, substantially at the same time the Mortgage Company extends an interest rate locked commitment to its borrower, the Mortgage Company enters into forward delivery sales commitments pursuant to which it agrees to deliver whole mortgage loans to various investors or to issue Fannie Mae and/or Freddie Mac mortgage-backed securities. These forward sales delivery commitments, which amounted to $1.5 billion at September 30, 2002, establish the price the Mortgage Company will receive upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk (the Mortgage Company still will have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell to them pursuant to these forward delivery commitments). At September 30, 2002, the Company had mandatory forward delivery commitments outstanding amounting to $1.5 billion. Such commitments are comprised of the following: $275.3 million in allocated single whole loan sales, $766.7 million of allocated bulk whole loan sales and $475.3 million of unallocated forward securities sales. At September 30, 2002, the Mortgage Company had no forward commitments allocated to Fannie Mae or Freddie Mac securities. The unallocated forward securities sales had market depreciation of $1.7 million at September 30, 2002 compared to $295.0 million of unallocated forward securities sales with a market depreciation of $1.3 million at June 30, 2002.

        Prior to the quarter ended September 30, 2002, the Company had not accounted for loan commitments as derivatives. However, the Financial Accounting Standards Board ("FASB") issued Statement 133 Implementation Issue C13 ("Issue C13") in March 2002, which provides additional guidance requiring certain loan commitments to be accounted for as derivatives under FASB

Statement No. 133 ("Statement 133"). Pursuant to Issue C13, the Mortgage Company identified certain interest rate locked loan commitments that should be accounted for as derivative instruments as of July 1, 2002, the effective implementation date. The interest rate locked loan commitments are recorded at fair value upon implementation, with changes in fair value recorded in current period earnings and classified as a loan basis adjustment.

        To implement the guidance of Issue C13, which is reported as a change in accounting principle, the Mortgage Company recorded a cumulative pre-tax gain of $8.1 million ($4.7 million after taxes) during the quarter ended September 30, 2002, representing the mark to market of certain loan commitments as of July 1, 2002. During the third quarter of 2002, the Mortgage Company also recognized current period pre-tax income due to the net change in fair value of locked loan commitments of $14.1 million.

         As previously disclosed above, the Mortgage Company uses derivative instruments (forward sales) to hedge the interest rate locked commitments. To the extent that loans held for sale are not allocated to these derivatives, the changes in fair value of these derivatives are also recorded to current period earnings as a loan basis adjustment.

         The net asset arising from the value of these derivative instruments at September 30, 2002 was $19.4 million. The value of this asset will be adjusted monthly based on market interest rates and the level of unallocated forward securities sales and locked loan commitments. Generally, the value of locked loan commitments will increase in a falling interest rate environment and decrease in a rising interest rate environment. The goal of the Company is to offset the change in the market value of locked loan commitments with the change in the market value of forward securities sales.

ACCOUNTING FOR GOODWILL

         The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", ("SFAS 142") effective January 1, 2002. In accordance with SFAS No. 142, the Company is no longer required to amortize goodwill resulting from acquisitions. At the effective date, the Company had goodwill of $55.3 million, which included core deposit intangibles of $2.4 million. The Company completed the transitional impairment test of goodwill as of January 1, 2002 and concluded that no potential impairment exists. An annual impairment test of the goodwill is conducted to determine if there is a need to writedown the goodwill. Prior to adoption of SFAS 142, the quarterly goodwill amortization expense totaled approximately $1.7 million.

The proforma results if SFAS 142 had been adopted in the prior periods is as follows:

                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,                            SEPTEMBER 30,
                                                   -------------------------------------------------------------------
                                                   2002                 2001             2002                     2001
                                                   ----                 ----             ----                     ----
                                                                          (000'S OMITTED)
                                                                              UNAUDITED
NET INCOME
----------
Reported net income                                $47,007            $22,614          $79,616                  $44,592
Add back goodwill amortization, net of tax              17                713               73                    2,120
                                                   -------            -------          -------                   ------
Adjusted net income                                $47,024            $23,327          $79,689                  $46,712
                                                   =======            =======          =======                   ======

BASIC EARNINGS PER SHARE
------------------------
Reported basic earnings per share                  $  0.84            $  0.37          $  1.42                  $  0.73
Goodwill amortization, net of tax                       --               0.01               --                     0.03
                                                   -------            -------          -------                   ------
Adjusted basic earnings per share                  $  0.84            $  0.38          $  1.42                  $  0.76
                                                   =======            =======          =======                   ======

DILUTED EARNINGS PER SHARE
--------------------------
Reported diluted earnings per share                $  0.81            $  0.37          $  1.38                  $  0.72
Goodwill amortization, net of tax                       --               0.01               --                     0.03
                                                   -------            -------          -------                   ------
Adjusted diluted earnings per share                $  0.81            $  0.38          $  1.38                  $  0.75
                                                   =======            =======          =======                   ======

The carrying amount of goodwill and other intangible assets (in 000's) at September 30, 2002 and December 31, 2001 is as follows:

                                          AS OF SEPTEMBER 30, 2002                              AS OF DECEMBER 31, 2001
                               ------------------------------------------------        --------------------------------------------
                               ORIGINAL       ACCUMULATED          NET CARRYING        ORIGINAL       ACCUMULATED      NET CARRYING
                                AMOUNT        AMORTIZATION            VALUE             AMOUNT        AMORTIZATION        VALUE
                                ------        ------------            -----             ------        ------------        -----
Goodwill                        $64,591          $11,516              $53,075            $64,322         $11,443         $52,879
Core deposit intangibles          2,895              862                2,033              2,895             500           2,395
                                -------          -------              -------            -------         -------         -------
Total                           $67,486          $12,378              $55,108            $67,217         $11,943         $55,274
                                =======          =======              =======            =======         =======         =======

Estimated future amortization expense (in 000's) related to the core deposit intangibles is as follows:

         For the year ending

                2002                               $483
                2003                                483
                2004                                483
                2005                                483
                2006                                463

SEGMENT REPORTING

         The Company manages its operations in a manner to focus on two strategic goals: fulfilling its role as a community banking institution for both individuals and businesses and as a national provider of single-family residential mortgage loan products. Accordingly, the Company aligns its various business objectives in support of these goals and manages the Company through two segments: Community Banking and Mortgage Banking.

COMMUNITY BANKING

         The Company's Community Banking segment provides traditional banking services to commercial and retail customers through the Bank. The services include deposit accounts and related services, residential and commercial real estate lending, consumer lending, commercial lending, loan servicing, trust services, life insurance products and investment products. Products and services offered by this business segment are delivered through a multi-channel distribution network, including on-line banking. The Community Banking segment is the primary warehouse lender for the Mortgage Banking segment and purchases certain loans from the Mortgage Banking segment to be held in its portfolio.

         During the first nine months of 2002, the Community Banking segment opened four branches in the State of New Jersey, in furtherance of its goal to expand its branch network and increase deposits.

MORTGAGE BANKING

         The Company's Mortgage Banking segment activities, which are conducted through the Mortgage Company, primarily include the origination of residential real estate loans either for sale into the secondary market or, to a lesser extent, for retention in the Bank's portfolio. The loans are originated throughout a network in 42 states. Loans not retained for the Bank's portfolio are sold to investors, including certain government-sponsored agencies. Applications for loans are accepted through various sources by the Mortgage Banking segment as indicated below.

         The Mortgage Banking segment's net income for the quarter was $17.4 million resulting in net income of $29.6 million for the first nine months of 2002. Included in the quarter and year-to-date net income is the previously discussed cumulative effect due to a change in accounting principle to comply with implementation guidance in Issue C13 of FASB 133 of $4.7 million after taxes and an increase in the value of locked loan commitments in the third quarter of $8.2 million, net of taxes. The level of earnings at the Mortgage Company is dependent on loan originations, which were $2.2 billion in the third quarter of 2002 and loan sales, which were $1.8 billion for the third quarter of 2002. For the first nine months of 2002, loan originations were $5.0 billion and loans sold were $4.8 billion.

         The primary source of income for the Mortgage Company is gains generated by the sale of loans on a servicing released basis. All loans are sold servicing released by the Mortgage Company and therefore, the Mortgage Company has no loan servicing assets. The Mortgage Company recognizes gains on sales when the loan is sold with the net gain for the period being determined by the volume of loans sold and the net realized margin on those loans.

         The Mortgage Company's net realized margin on mortgage loans is comprised of the gross profit margin recognized in originating and subsequently selling mortgage loans. The net realized margin has two components, the inherent margin expected at the time the loan is locked in, or "origination income", and the secondary market gain. Origination income is the gross difference between the market value of a loan based upon a standard execution and the cost basis of the loan as of the date of lock-in. The secondary marketing gains/losses portion of the gain on sale is essentially the extent to which the execution of the sale of the loan is either greater or less than the expected or inherent origination income. Secondary market gains/losses primarily occur as a result of changes in the interest rate environment, hedging activities and changes in the method of execution of settlements of the sales of the loans from what was anticipated at the time of lock-in. During the third quarter of 2002, the Mortgage Company experienced a widening of both the inherent origination income margins and the secondary marketing margin, resulting in an increase of 18 basis points in average gross margin to 2.72% over the second quarter of 2002 in spite of a greater volume of agency business, traditionally a lower margin business line. Comparing the third quarter of 2002 to the third quarter of 2001, the average gross margins decreased by 44 basis points. However, it should be noted that the third quarter of 2001 included post-September 11 market fluctuations resulting in larger than normal secondary market gains. The Mortgage Company's goal is to increase Alt-A loan (loans not eligible for Agency or Government programs that have a minimum specified credit score and/or that satisfy other criteria and/or reduced income or asset documentation) production since this product produces higher margins.

         Certain of the Mortgage Company's expenses are variable based on the volume of loan applications and originations. The primary expense associated with loan originations is commission expense paid to brokers and retail loan officers to originate a loan. Declines in volume resulting in reduced fee income will be partially offset by a decline in commission expense and reduction in back-office staff, primarily shipping, and the number of contract employees. The Mortgage Company, in an effort to partially protect itself in the event of declines in volumes resulting from interest rate movements, has developed contingency plans designed to reduce expenses to coincide with reductions in loan origination volumes.

The Mortgage Company originates loans through various sources.

The following table summarizes application volumes by source.

                          QUARTER ENDED SEPTEMBER 30,                YEAR TO DATE SEPTEMBER 30,
                          ---------------------------                --------------------------
                           2002                2001                   2002                2001
      SOURCE              VOLUME              VOLUME                 VOLUME              VOLUME
      ------              ------              ------                 ------              ------
Consumer Direct         $  625,838          $ 181,444               $ 1,225,678         $  330,988
Retail                   1,171,369            765,426                 2,760,559          2,115,398
Wholesale                3,358,972            770,011                 6,224,009          1,841,204
Bulk Purchase               45,749                 --                    72,475                 --
                        ----------          ----------               ----------          ---------
Total                   $5,201,928          $1,716,881              $10,282,721         $4,287,590
                        ==========          ==========               ==========          =========

          With the exception of loans originated for the Bank's portfolio, all loans originated by the Mortgage Company are originated for sale into the secondary market and the Mortgage Company assumes limited repurchase risk. In connection with the sale of loans to mortgage loan investors, the Mortgage Company makes standard secondary market representations and warranties in the normal course of business to facilitate the sale as is common in the mortgage banking industry. These representations and warranties relate to, among other things, the Mortgage Company's compliance with laws, regulations, investor and industry standards and the accuracy of information supplied by borrowers and verified by the Mortgage Company.

         The Mortgage Company also represents and warrants that the borrowers will make payments as agreed for a specified period of time after transfer of ownership of the loans to the investors. The time period ranges from 0 to 90 days after the loan transfer. In the event of payment default within the warranty period, the investor may require the Mortgage Company to repurchase the loan or the Mortgage Company may mutually agree to extend the warranty period. In certain cases where repurchase is required, an alternative settlement may be reached whereby the investor reprices the loan to market based on its then impaired status, and accepts a cash payment of the difference between the price originally paid by the investor and the repriced market value as full satisfaction of the Mortgage Company's warranty for that loan. The Mortgage Company repriced loans totaling $2.9 million in the third quarter of 2002 and $5.2 million for the nine-month period ended September 30, 2002, resulting in a reduction of gain on loan sales of $1.3 million and $2.5 million for the quarter and nine-month period ended September 30, 2002.

         The segment operating revenue and operating earnings in the table below incorporate certain intersegment transactions that the Company views as appropriate for purposes of reflecting the contribution of certain segments, which are eliminated in preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles.

                             SEGMENT REPORTING TABLE
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                         QUARTER ENDED
                                                                                       SEPTEMBER 30, 2002
                                                                                        (000'S OMITTED)
                                                                                           UNAUDITED
                                                      ----------------------------------------------------------------------
                                                                                             ELIMINATION OF
                                                          MORTGAGE        COMMUNITY           INTERSEGMENT
                                                           BANKING          BANKING              ITEMS                TOTAL
                                                           -------          -------              -----                -----
Interest income                                            $22,800         $93,433             $(15,598)            $100,635
                                                           -------         -------             --------             --------
Interest expense                                            17,026          46,938              (15,598)              48,366
                                                           -------         -------             --------             --------
Net Interest income                                          5,774          46,495                   --               52,269
Provision for loan losses                                    3,119             230                   --                3,349
Other income (loss):
     Service and fee income                                     --           5,865                   --                5,865
     Net gains (losses) on loan sales                       69,814             792               (1,280)              69,326
     Loan fees                                               7,153              99                   --                7,252
     Securities transactions                                    --           1,512                   --                1,512
                                                           -------         -------             --------             --------
Total other income (loss)                                   76,967           8,268               (1,280)              83,955
Other expenses                                              57,937           6,232                   --               64,169
                                                           -------         -------             --------             --------
Income before provision for income taxes                    21,685          48,301               (1,280)              68,706
Provision for income taxes                                   9,000          17,904                 (474)              26,430
                                                           -------         -------             --------             --------
Income before cumulative effect of accounting change        12,685          30,397                 (806)              42,276
Cumulative effect of change in accounting principle,
net of tax                                                   4,731              --                   --                4,731
                                                           -------         -------             --------             --------
Net income                                                 $17,416         $30,397             $   (806)            $ 47,007
                                                           -------         -------             --------             --------
                                                           -------         -------             --------             --------

                                                                                         QUARTER ENDED
                                                                                       SEPTEMBER 30, 2001
                                                                                        (000'S OMITTED)
                                                                                           UNAUDITED
                                                      ----------------------------------------------------------------------
                                                                                             ELIMINATION OF
                                                          MORTGAGE         COMMUNITY          INTERSEGMENT
                                                           BANKING          BANKING              ITEMS                TOTAL
                                                           -------          -------              -----                -----
Interest income                                            $16,327         $89,861             $(12,211)             $93,977
                                                           -------         -------             --------             --------
Interest expense                                            11,028          53,256              (12,211)              52,073
                                                           -------         -------             --------             --------
Net Interest income                                          5,299          36,605                   --               41,904
Provision for loan losses                                    1,166           1,434                   --                2,600
Other income (loss):
    Service and fee income                                       -           4,793                   --                4,793
    Net gains (losses) on loan sales                        26,948            (621)                (476)              25,851
    Loan fees                                                4,012             299                   --                4,311
    Securities transactions                                      -              61                   --                   61
                                                           -------         -------             --------             --------
Total other income (loss)                                   30,960           4,532                 (476)              35,016
Other expenses                                              23,634          12,514                   --               36,148
                                                           -------         -------             --------             --------
Income before provision for income taxes                    11,459          27,189                 (476)              38,172
Provision for income taxes                                   4,751          10,983                 (176)              15,558
                                                           -------         -------             --------             --------
Income before cumulative effect of accounting change         6,708          16,206                 (300)              22,614
Cumulative effect of change in accounting principle,
net of tax                                                      --              --                   --                   --
                                                           -------         -------             --------             --------
Net income                                                 $ 6,708         $16,206             $  (300)             $ 22,614
                                                           -------         -------             --------             --------
                                                           -------         -------             --------             --------


                             SEGMENT REPORTING TABLE
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                       NINE MONTHS ENDED
                                                                                       SEPTEMBER 30, 2002
                                                                                        (000'S OMITTED)
                                                                                           UNAUDITED
                                                      ----------------------------------------------------------------------
                                                                                             ELIMINATION OF
                                                          MORTGAGE        COMMUNITYG          INTERSEGMENT
                                                           BANKING          BANKING              ITEMS                TOTAL
                                                           -------          -------              -----                -----
Interest income                                            $68,074        $270,194            $(43,456)             $294,812
                                                           -------         -------             --------             --------
Interest expense                                            46,397         138,844             (43,456)              141,785
                                                           -------         -------             --------             --------
Net Interest income                                         21,677         131,350                  --               153,027
Provision for loan losses                                    7,709           2,130                  --                 9,839
Other income (loss):
    Service and fee income                                      --          19,445                  --                19,445
    Net gains (losses) on loan sales                       149,088             347              (8,945)              140,490
    Loan fees                                               18,466             629                  --                19,095
    Securities transactions                                     --           2,111                  --                 2,111
                                                           -------         -------             --------             --------
Total other income (loss)                                  167,554          22,532              (8,945)              181,141
Other expenses                                             138,961          65,270                  --               204,231
                                                           -------         -------             --------             --------
Income before provision for income taxes                    42,561          86,482              (8,945)              120,098
Provision for income taxes                                  17,663          30,860              (3,310)               45,213
                                                           -------         -------             --------             --------
Income before cumulative effect of accounting change        24,898          55,622              (5,635)              74,885
Cumulative effect of change in accounting principle,
net of tax                                                   4,731              --                  --                 4,731
                                                           -------         -------             --------             --------
Net income                                                 $29,629        $ 55,622            $ (5,635)             $ 79,616
                                                           -------         -------             --------             --------
                                                           -------         -------             --------             --------

                                                                                       NINE MONTHS ENDED
                                                                                       SEPTEMBER 30, 2001
                                                                                        (000'S OMITTED)
                                                                                           UNAUDITED
                                                      ----------------------------------------------------------------------
                                                                                             ELIMINATION OF
                                                          MORTGAGE         COMMUNITY          INTERSEGMENT
                                                           BANKING          BANKING              ITEMS                TOTAL
                                                           -------          -------              -----                -----
Interest income                                            $39,961        $263,210             $(25,812)            $277,359
                                                           -------         -------             --------             --------
Interest expense                                            25,812         161,036              (25,812)             161,036
                                                           -------         -------             --------             --------
Net Interest income                                         14,149         102,174                   --              116,323
Provision for loan losses                                    1,501           2,299                   --                3,800
Other income (loss):
    Service and fee income                                      --          14,384                   --               14,384
    Net gains (losses) on loan sales                        54,474          (1,555)                (667)              52,252
    Loan fees                                                9,833             672                   --               10,505
    Securities transactions                                     --              64                   --                   64
                                                           -------         -------             --------             --------
Total other income (loss)                                   64,307          13,565                 (667)              77,205
Other expenses                                              56,090          61,662                  --               117,752
                                                           -------         -------             --------             --------
Income before provision for income taxes                    20,865          51,778                 (667)              71,976
Provision for income taxes                                   8,659          18,972                 (247)              27,384
                                                           -------         -------             --------             --------
Income before cumulative effect of accounting change        12,206          32,806                 (420)              44,592
Cumulative effect of change in accounting principle,
net of tax                                                      --              --                   --                   --
                                                           -------         -------             --------             --------
Net income                                                 $12,206        $ 32,806             $   (420)            $ 44,592
                                                           -------         -------             --------             --------
                                                           -------         -------             --------             --------

(1) The intersegment eliminations consist of interest income on the Community Banking segment's results and interest expense on the Mortgage Banking segment's results due to the Community Banking segment providing a $1.3 billion warehouse line of credit to the Mortgage Banking segment. The intersegment elimination also includes $1.3 million and $475,858 in premiums paid by the Community Banking segment to the Mortgage Banking segment for the purchase of loans during the third quarter of 2002 and 2001, respectively. The premiums paid for the purchase of loans by the Community Banking segment from the Mortgage Banking segment for the first nine months of 2002 and 2001 were $8.9 million and $666,669, respectively.

SECURITIES - AVAILABLE FOR SALE. The following table sets forth certain information regarding amortized cost and estimated fair values of debt, mortgage-backed and mortgage related securities of the Company at September 30, 2002 and December 31, 2001.

                                                          SEPTEMBER 30, 2002 (UNAUDITED)         DECEMBER 31, 2001 (RESTATED)
                                                          ------------------------------         ---------------------------
BONDS - AVAILABLE FOR SALE                                AMORTIZED             FAIR             AMORTIZED            FAIR
--------------------------                                  COST                VALUE              COST               VALUE
                                                            ----                -----              ----               -----
                                                                 (000'S OMITTED)                       (000'S OMITTED)
U.S. Treasuries                                         $   1,005            $   1,012          $   1,035          $   1,082
Govt. Sponsored Agencies                                   19,904               21,253             55,476             56,470
Industrial and Finance                                    118,378              114,473            184,964            178,077
Foreign                                                       250                  250                250                250
                                                        ---------            ---------          ---------          ---------
Total Debt Securities                                     139,537              136,988            241,725            235,879
                                                        ---------            ---------          ---------          ---------
G.N.M.A. - M.B.S.                                           8,173                8,609             10,347             10,642
F.H.L.M.C. - M.B.S.                                       250,454              260,015            295,432            299,975
F.N.M.A. - M.B.S.                                         368,678              382,123            326,927            331,991
Agency C.M.O.'s                                           104,061              105,332            128,564            130,116
Privately Issued C.M.O.'s                                 162,125              163,231            337,272            343,201
                                                        ---------            ---------          ---------          ---------
Total Mortgage-Backed and Mortgage Related Securities     893,491              919,310          1,098,542          1,115,925
                                                        ---------            ---------          ---------          ---------
TOTAL BONDS - AVAILABLE FOR SALE                        1,033,028            1,056,298          1,340,267          1,351,804
                                                        ---------            ---------          ---------          ---------

EQUITY SECURITIES                                         AMORTIZED             FAIR             AMORTIZED            FAIR
-----------------                                           COST                VALUE              COST               VALUE
                                                            ----                -----              ----               -----
Preferred Stock                                             6,598                6,528             20,352             19,842
Common Stock                                                1,416                1,498             16,279             19,744
FHLB Common Stock                                         114,150              114,150            102,900            102,900
IIMF Capital Appreciation Fund                             27,531               23,708             31,229             34,349
                                                        ---------            ---------          ---------          ---------
TOTAL EQUITY SECURITIES                                   149,695              145,884            170,760            176,835
                                                        ---------            ---------          ---------          ---------
TOTAL INVESTMENTS                                      $1,182,723           $1,202,182         $1,511,027         $1,528,639
                                                        ---------            ---------          ---------          ---------
                                                        ---------            ---------          ---------          ---------

LOAN PORTFOLIO COMPOSITION - The following table sets forth the composition of the Company's held for investment loans at the dates indicated.

                                                                                 DECEMBER 31, 2001
                                                      SEPTEMBER 30, 2002             (RESTATED)
                                                      ------------------         -----------------
                                                                                  (000's omitted)
Mortgage loans: (1)
      Single-family residential                         $2,528,621                   $2,062,336
      Multi-family residential                              54,184                       48,783
      Commercial real estate                               413,891                      335,821
      Construction and land                                175,487                      245,515
      Home equity                                           18,015                       12,815
                                                         ---------                    ---------
           Total mortgage loans                          3,190,198                    2,705,270

Other loans:
      Student loans                                            162                          288
      Passbook loans                                         8,794                        7,477
      Commercial business loans                             43,128                       42,962
      Other consumer loans                                  54,536                       60,292
                                                         ---------                    ---------
           Total other loans                               106,620                      111,019
                                                         ---------                    ---------
           Total loans receivable                        3,296,818                    2,816,289
Less:
      Premium (discount) on loans purchased                  4,107                        5,135
      Allowance for loan losses                            (23,908)                     (20,041)
      Deferred loan costs (fees)                            10,350                        5,236
                                                         ---------                    ---------
           Loans receivable, net                        $3,287,367                   $2,806,619
                                                         ---------                    ---------
                                                         ---------                    ---------

------------------
(1) Mortgage loans held for sale, net at September 30, 2002 and December 31, 2001, of $1.5 billion and $1.2 billion, respectively, are not included in this table.

DELINQUENT LOANS: The following table sets forth information concerning delinquent loans at September 30, 2002 in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                                                              90 DAYS OR MORE
                                                  30-59 DAYS                       60-89 DAYS                AND STILL ACCRUING
                                         --------------------------     -----------------------------     -------------------------
                                                    PERCENT OF LOAN                   PERCENT OF LOAN               PERCENT OF LOAN
                                         AMOUNT        CATEGORY         AMOUNT            CATEGORY        AMOUNT       CATEGORY
                                         ------        --------         ------            --------        ------       --------
                                                                            (000's omitted)
Mortgage loans:
      Single-family residential          $13,961           0.35%         $5,631              0.14%         $  942          0.02%
      Multi-family residential                --           0.00%             --              0.00%             --          0.00%
      Commercial real estate               3,043           0.74%             69              0.02%             --          0.00%
      Construction and land                3,013           1.72%            191              0.11%            102          0.06%
      Home equity                            120           0.67%            297              1.65%             30          0.17%
                                          ------           ----           -----              ----           -----          ----
           Total mortgage loans           20,137           0.43%          6,188              0.13%          1,074          0.02%

Other loans:
      Commercial business loans            3,422           7.93%          1,015              2.35%             --          0.00%
      Other loans                          1,388           2.19%            524              0.83%            301          0.47%
                                          ------           ----           -----              ----           -----          ----
           Total other loans               4,810           4.51%          1,539              1.44%            301          0.28%
                                          ------           ----           -----              ----           -----          ----
           Total delinquent loans        $24,947           0.52%         $7,727              0.16%         $1,375          0.03%
                                          ------           ----           -----              ----           -----          ----
                                          ------           ----           -----              ----           -----          ----

DELINQUENT LOANS: The following table sets forth information concerning delinquent loans at the dates indicated. The amounts presented represent the total outstanding principal balances of the related loans held in portfolio and held for sale loans, rather than the actual payment amounts which are past due.

                                                   SEPTEMBER 30, 2002
                                                      (UNAUDITED)                    DECEMBER 31, 2001
                                                -------------------------         ----------------------
90 DAYS OR MORE AND STILL ACCRUING                                    (000's Omitted)
----------------------------------
Mortgage loans:
     Single-family residential                        $  942                             $5,432
     Multi-family residential                             --                                 --
     Commercial real estate                               --                                 --
     Construction and land                               102                                509
     Home equity                                          30                                 30
                                                      ------                             ------
         Total mortgage loans                          1,074                              5,971

Other loans:
     Commercial business loans                            --                                774
     Other loans                                         301                                468
                                                      ------                             ------
         Total other loans                               301                              1,242
                                                      ------                             ------
         Total                                        $1,375                             $7,213
                                                      ======                             ======


                                                   SEPTEMBER 30, 2002
                                                      (UNAUDITED)                    DECEMBER 31, 2001
                                                -------------------------         -------------------------
60-89 DAYS
---------------
Mortgage loans:
     Single-family residential                        $5,631                            $ 5,945
     Multi-family residential                             -                                 162
     Commercial real estate                               69                              1,510
     Construction and land                               191                              5,339
     Home equity                                         297                                258
                                                      ------                            -------
         Total mortgage loans                          6,188                             13,214

Other loans:
     Commercial business loans                         1,015                                 42
     Other loans                                         524                                586
                                                      ------                            -------
         Total other loans                             1,539                                628
                                                      ------                            -------
         Total                                        $7,727                            $13,842
                                                      ======                            =======

                                                   SEPTEMBER 30, 2002
                                                      (UNAUDITED)                    DECEMBER 31, 2001
                                                -------------------------         -------------------------
30-59 DAYS
---------------
Mortgage loans:
     Single-family residential                        $13,961                           $15,634
     Multi-family residential                              -                                567
     Commercial real estate                             3,043                             3,848
     Construction and land                              3,013                             9,113
     Home equity                                          120                                62
                                                      -------                           -------
         Total mortgage loans                          20,137                            29,224

Other loans:
     Commercial business loans                          3,422                             1,257
     Other loans                                        1,388                             2,645
                                                      -------                           -------
         Total other loans                              4,810                             3,902
                                                      -------                           -------
         Total                                        $24,947                           $33,126
                                                      =======                           =======

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING AND NON-ACCRUING ASSETS. The following table sets forth information with respect to non-accruing loans, other real estate owned, repossessed assets, loans past due 90 days or more and still accruing, and non-accruing securities.

                                                                         September 30, 2002
                                                                            (unaudited)                    December 31, 2001
                                                                         -------------------               ------------------
                                                                                         (000'S  OMITTED)
Non-Accruing Loan Assets
Mortgage loans:
      Single-family residential                                               $       12,346                   $        7,663
      Multi-family residential                                                           247                                -
      Commercial real estate                                                           1,667                            4,086
      Construction and land                                                              840                            2,117
      Home equity                                                                         76                               38
Other loans:
      Commercial business loans                                                          180                              558
      Other consumer loans                                                               639                              631
                                                                              --------------                   --------------
           Total non-accrual loans                                                    15,995                           15,093
      Other real estate owned and repossessed assets, net                              7,841                            1,227
                                                                              --------------                   --------------
           Total non-accruing loan assets                                             23,836                           16,320

      Loans past due 90 days or more and still accruing                                1,375                            7,213
                                                                              --------------                   --------------
      Non-accruing loan assets and loans past due 90 days
           or more and still accruing                                         $       25,211                   $       23,533
                                                                              ==============                   ==============
           Non-accruing loan assets to total *HFI & **HFS loans                        0.50%                            0.41%
           Non-accruing loan assets to total assets                                    0.35%                            0.27%
           Non-accruing loans to total *HFI & **HFS loans                              0.33%                            0.38%
           Non-accruing loans to total assets                                          0.23%                            0.25%


*   Held for Investment
**  Held for Sale

ALLOWANCE FOR LOAN LOSSES. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                                    Nine Months Ended                   Year Ended
                                                                 September 30, (unaudited)              December 31,
                                                                 -------------------------              ------------
                                                                 2002                 2001                  2001
                                                                 ----                 ----                  ----
                                                                                (000'S OMITTED)
Allowance at beginning of period                                 $20,041            $14,638                $14,638
Provisions                                                         9,839              3,800                  8,757
Charge-offs:
Mortgage loans:
      Construction, land and land development                         --                 --                     --
      Single-family residential                                    4,887                 67                  1,854
      Multi-family residential                                        --                 --                     --
      Commercial real estate                                          --                 --                     --
Other loans                                                        1,787              1,961                  2,411
                                                                   -----              -----                  -----
           Total charge-offs                                       6,674              2,028                  4,265
Recoveries:
Mortgage loans:
      Construction, land and land development                         15                 --                     --
      Single-family residential                                        7                129                    131
      Multi-family residential                                        --                 --                     --
      Commercial real estate                                          --                 --                     --
Other loans                                                          680                504                    780
                                                                   -----              -----                  -----
           Total recoveries                                          702                633                    911
                                                                   -----              -----                  -----
           Allowance at end of period                            $23,908            $17,043                $20,041
                                                                  ======             ======                 ======
Allowance for possible loan losses
      to total non-accruing loans at
      end of period                                              149.47%            117.29%                132.78%
Allowance for possible loan losses
      to total loans at end of period                              0.50%              0.47%                  0.50%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All the discussion and analysis below is based on the restated financial statements as of or for the respective periods in 2001 and 2002.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in portions of this document the words "anticipate," "believe," "estimate," "expect," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to forward-looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

CHANGES IN FINANCIAL CONDITION

         The Company's total assets amounted to $6.9 billion at September 30, 2002 compared to total assets of $6.0 billion at December 31, 2001. The increase of $876.8 million or 14.6% was due primarily to an increase of $357.0 million in federal funds sold, an increase of $480.7 million in loans, net and a $342.4 million increase in loans held for sale. These increases were partially offset by a $326.5 million decrease in the securities available for sale portfolio. The increase in federal funds sold was due to the cash flow requirements of the Mortgage Company. The increase in loans, net was primarily due to loan originations of $897.4 million by the Bank and the retention of $472.0 million in loans originated by the Mortgage Company for the Bank's portfolio, partially offset by repayments of $1.1 billion. The loan originations by the Bank during the nine months ended September 30, 2002 were primarily residential loans and, to a lesser extent, loans secured by commercial real estate. This level of originations reflects the current market demand in the current low rate environment along with the Bank's continued business development efforts to originate both commercial and residential real estate loans in its primary market area. The Mortgage Company's originations retained for the Bank's portfolio are primarily relatively higher yielding adjustable rate single-family residential mortgage loans. The increase in loans held for sale was due to the record level of loan originations at the Mortgage Company which is being driven by market demand as well as expansion of the Mortgage Company's branch network. For the first nine months of 2002, the Mortgage Company had loan originations of $5.0 billion and loan sales of $4.8 billion. The Mortgage Company's originations continue to be driven by market demand in this low rate environment with over 70% of the current application volumes being refinance transactions. The Mortgage Company continues to look for market expansion opportunities and to review its current operations and product mix to maintain a profitable level of originations in all interest rate environments. The decrease in securities available for sale was due to increased paydowns on amortizing securities due to the current rate environment and securities sales to restructure the Company's portfolio to reduce exposure to prepayment risk, to generate funding for loan originations and to improve the overall credit quality of the Company's investment portfolio.

         Deposits at September 30, 2002 totaled $3.5 billion compared to $2.9 billion at December 31, 2001. The increase of $552.6 million or 19.0% was primarily due to a $229.4 million increase in money market accounts, a $144.4 million increase in savings accounts and a $91.2 million increase in demand deposits. The increase in money market accounts was primarily due to the "Bank Edge" account which is a higher yielding money market account which also requires the opening of a non-interest bearing DDA account and is promoted primarily in the Bank's Brooklyn and New Jersey markets. The growth in savings accounts was due to the current interest rate environment and the current uncertainty of the stock market. The increase in demand deposits was due to the Bank's continued business development efforts to obtain primarily commercial demand deposits. Core deposits, which consist of savings, money market, NOW and DDA accounts, represented 66.6% of deposits at September 30, 2002 compared to 62.6% at December 31, 2001.

         The Bank primarily relies on competitive pricing of its deposit products, quality customer service and long-standing relationships with customers to attract and retain deposits. In 2002, the Bank's branch network grew to 34 locations with the opening of four new branches in the State of New Jersey. The Bank plans to continue this strategy of opening de-novo branches to increase deposits and expand its market area when acceptable locations can be found.

         The Company's borrowings at September 30, 2002 were $2.7 billion or 39.9% of assets compared to $2.5 billion or 40.8% of assets at December 31, 2001. The increase of $294.4 million was primarily used to fund loan originations at the Mortgage Company. Borrowings at September 30, 2002 consisted of Federal Home Loan Bank advances of $1.9 billion and repurchase agreements of $803.6 million, including $298.8 million of repurchase agreements between the Mortgage Company and two individual financial institutions. The Mortgage Company's obligations under these repurchase agreements are fully guaranteed by the Bank.

         Stockholders' equity amounted to $594.3 million at September 30, 2002 and $563.8 million at December 31, 2001 or 8.6% and 9.4% of total assets at such dates, respectively. The increase of $30.5 million was due to net income of $79.6 million, an allocation of Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") shares resulting in an increase of $12.5 million, the exercise of 860,148 stock options resulting in an increase of $9.8 million, an increase of $6.2 million from accounting for the stock option plan and a $1.4 million increase in the unrealized appreciation on securities available for sale, net of taxes. These increases were partially offset by the purchase of 3.1 million shares of the Company's common stock at a cost of $60.2 million and aggregate cash dividend payments of $18.7 million. The tangible book value per share of the Company's common stock was $8.90 at September 30, 2002 compared to $8.08 at December 31, 2001.

RESULTS OF OPERATIONS

         The Company reported net income of $47.0 million or $0.81 per fully diluted share for the third quarter of 2002 compared to net income of $22.6 million or $0.37 per fully diluted share for the third quarter of 2001. Included in the earnings for the third quarter of 2002 is an after tax increase of $4.7 million, or $0.08 per fully diluted share, reflecting the cumulative effect ( at June 30, 2002) of a change in accounting principle for certain loan commitments as derivative instruments and an after tax increase of $7.4 million or $0.13 per diluted share related to a correction in accounting for the Company's stock option plan. Net income per diluted share before the cumulative change in accounting for loan commitments and excluding adjustments relating to the stock option plan and the other items discussed under "Restatement" in the Notes to Unaudited Consolidated Financial Statements, was $0.60 for the third quarter of 2002. The results for the three months ended September 30, 2002 also include an after tax credit of $8.2 million or $0.14 per diluted share reflecting the increase in fair value during the current period of certain loan commitments. The Company's net income per diluted share for the third quarter 2002, excluding the previously mentioned three items, was $0.46 compared to the $0.31 for the third quarter of 2001.

         For the nine-month period ended September 30, 2002, the Company reported net income of $79.6 million or $1.38 per diluted share compared to net income of $44.6 million or $0.72 per diluted share for the comparable period last year. Net income per diluted share before the cumulative change in accounting for loan commitments and excluding the adjustments relating to the stock option plan and the other items discussed under "Restatement" in the Notes to Unaudited Consolidated Financial Statements was $1.26 for the nine months ended September 30, 2002. This amount included the increase in the fair value of certain locked loan commitments of $0.14 per share.

         The return on average equity and average assets for the three months ended September 30, 2002 was 31.12% and 2.74%, respectively, compared to 15.71% and 1.57%, respectively, for the comparable period in the prior year.

         The return on average equity and average assets for the nine-month period ended September 30, 2002 was 18.41% and 1.66%, respectively, compared to 10.37% and 1.08%, respectively, for the nine-month period ended September 30, 2001.

         The increase in net income for the quarter ended September 30, 2002, before considering the change in accounting principle, compared to the same quarter one year ago was due to an increase of $48.9 million in other income and a $10.4 million increase in net interest income. These increases were partially offset by a $28.0 million increase in total other expenses, a $10.9 million increase in the provision for income taxes and a $748,947 increase in the provision for loan losses.

         The increase in net income for the nine-month period ended September 30, 2002 before considering the change in accounting principle, compared to the same nine-month period one year ago was due to an increase of $103.9 million in total other income and a $36.7 million increase in net interest income. These increases were partially offset by a $86.5 million increase in total other expenses, a $6.0 million increase in the provision for loan losses and a $17.8 million increase in the provision for income taxes.

  AVERAGE BALANCES, NET INTEREST INCOME, YIELD EARNED AND RATES PAID (unaudited)

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                          -----------------------------------------------------------------------------------------
                                                            2002                                          2001 (RESTATED)
                                          -------------------------------------          ------------------------------------------
                                                                      AVERAGE                                               AVERAGE
                                              AVERAGE                 YIELD/                 AVERAGE                        YIELD/
                                              BALANCE     INTEREST     COST                  BALANCE          INTEREST       COST
                                          -------------------------------------          ------------------------------------------
Interest-earning assets:                                                    (000's omitted)
Loans receivable (1):
    Real estate loans                       $4,576,827    $77,382       6.71%             $3,445,149          $64,162         7.39%
    Other loans                                106,516      2,170       8.09%                113,393            2,559         8.95%
                                             ---------     ------                          ---------           ------
        Total loans                          4,683,343     79,552       6.74%              3,558,542           66,721         7.44%
    Securities                               1,496,641     20,761       5.50%              1,680,739           27,034         6.38%
    Other interest-earning assets (2)           81,017        322       1.57%                 39,428              222         2.24%
                                             ---------     ------                          ---------           ------
        Total interest-earning assets        6,261,001    100,635       6.38%              5,278,709           93,977         7.06%
                                                          -------                                              ------
    Noninterest-earning assets                 537,595                                       420,060
                                             ---------                                     ---------
        Total assets                        $6,798,596                                    $5,698,769
                                             =========                                     =========
Interest-bearing liabilities:
Deposits:
    NOW and money market deposits           $  685,731      4,423       2.56%             $  358,101            3,052         3.38%
    Savings and escrow accounts              1,032,947      4,285       1.65%                820,782            4,644         2.24%
    Certificates of deposit                  1,136,876      9,837       3.43%              1,013,335           13,101         5.13%
                                             ---------     ------                          ---------           ------
        Total deposits                       2,855,554     18,545       2.58%              2,192,218           20,797         3.76%
    Total Other Borrowings                   2,748,914     29,821       4.30%              2,410,145           31,276         5.15%
                                             ---------     ------                          ---------           ------
        Total interest-bearing liabilities   5,604,468     48,366       3.42%              4,602,363           52,073         4.49%
                                                          -------                                              ------
    Noninterest-bearing liabilities (3)        594,869                                      525,278
                                             ---------                                     --------
        Total liabilities                    6,199,337                                    5,127,641
    Stockholders' equity                       599,259                                      571,128
                                             ---------                                     --------
        Total liabilities and
         stockholders' equity               $6,798,596                                   $5,698,769
                                             =========                                    =========
        Net interest-earning assets         $  656,533                                   $  676,346
                                             =========                                    =========
        Net interest income/interest
         rate spread                                     $ 52,269       2.95%                                $ 41,904         2.57%
                                                         ========       =====                                ========         =====

    Net interest margin                                                 3.31%                                                 3.15%
                                                                        =====                                                 =====
    Ratio of average interest-earning assets
        to average interest-bearing liabilities                        111.71%                                               114.70%
                                                                       =======                                               =======


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                          -----------------------------------------------------------------------------------------
                                                            2002                                          2001 (RESTATED)
                                          -------------------------------------          ------------------------------------------
                                                                      AVERAGE                                               AVERAGE
                                              AVERAGE                 YIELD/                 AVERAGE                        YIELD/
                                              BALANCE     INTEREST     COST                  BALANCE          INTEREST       COST
                                          -------------------------------------          ------------------------------------------
Interest-earning assets:                                                    (000's omitted)
Loans receivable (1):
    Real estate loans                       $4,180,795    $218,563     6.99%              $3,231,687          $182,406        7.55%
    Other loans                                106,172       6,627     8.35%                 116,791             8,146        9.33%
                                             ---------      ------                          ---------           ------
        Total loans                          4,286,967     225,190     7.02%                3,348,478          190,552        7.61%
    Securities                               1,575,795      68,602     5.82%                1,772,115           85,952        6.48%
    Other interest-earning assets (2)           88,063       1,020     1.55%                   35,381              855        3.23%
                                             ---------      ------                          ---------           ------
        Total interest-earning assets        5,950,825     294,812     6.62%                5,155,974          277,359        7.19%
                                                           -------                                             -------
    Noninterest-earning assets                 479,564                                        387,833
                                             ---------                                      ---------
        Total assets                         6,430,389                                      5,543,807
                                             =========                                      ==========
Interest-bearing liabilities:
Deposits:
    NOW and money market deposits              609,746      11,765     2.58%                  297,520            7,180        3.23%
    Savings and escrow accounts                982,074      13,686     1.86%                  804,935           13,521        2.25%
    Certificates of deposit                  1,106,180      29,994     3.63%                1,004,515           41,237        5.49%
                                             ---------     -------                          ---------           ------
        Total deposits                       2,698,000      55,445     2.75%                2,106,970           61,938        3.93%
    Total Other Borrowings                   2,584,847      86,340     4.47%                2,366,795           99,098        5.60%
                                             ---------     -------                          ---------           ------
        Total interest-bearing liabilities   5,282,847     141,785     3.59%                4,473,765          161,036        4.81%
                                                           -------                                             -------
    Noninterest-bearing liabilities (3)        569,328                                        494,998
                                             ---------                                      ---------
        Total liabilities                    5,852,175                                      4,968,763
    Stockholders' equity                       578,214                                        575,044
                                             ---------                                      ---------
        Total liabilities and
         stockholders' equity               $6,430,389                                     $5,543,807
                                             ---------                                      ---------
        Net interest-earning assets         $  667,978                                     $  682,209
                                             ---------                                      ---------
        Net interest income/interest rate spread       $  153,027      3.04%                                  $116,323        2.38%
                                                         ========    =======                                  ========      =======
    Net interest margin                                                3.44%                                                  3.02%
                                                                     =======                                                =======
    Ratio of average interest-earning assets
        to average interest-bearing liabilities                      112.64%                                                115.25%
                                                                     =======                                                =======

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


                                                 THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------------     ----------------------------------------
                                                      2002 COMPARED TO 2001                          2002 COMPARED TO 2001
                                            ------------------------------------------     ----------------------------------------
                                             INCREASE (DECREASE) DUE TO                     INCREASE (DECREASE) DUE TO
                                            ------------------------------   TOTAL NET      --------------------------    TOTAL NET
                                                                   RATE/     INCREASE                             RATE/   INCREASE
                                              RATE     VOLUME     VOLUME    (DECREASE)     RATE      VOLUME      VOLUME   (DECREASE)
                                              ----     ------     ------    ----------     ----      ------      ------   ----------
                                                                              (000's omitted)
Interest-earning assets:                                                         unaudited
Loans receivable:
      Real estate loans                   $ (5,913)   $21,076    $(1,943)    $ 13,220     (13,460)    $53,571   $(3,953)  $ 36,158
      Other loans                             (248)      (156)        15         (389)       (857)       (741)       78     (1,520)
                                           --------   -------     -------     --------   ---------    -------    ------   --------
           Total loans receivable           (6,161)    20,920     (1,928)      12,831     (14,317)     52,830    (3,875)    34,638
      Securities                            (3,719)    (2,961)       407       (6,273)     (8,803)     (9,522)      975    (17,350)
      Other interest-earning assets            (66)       235        (69)         100        (445)      1,273      (663)       165
                                           --------   -------     -------     --------   ---------    -------    ------   --------
      Total net change in income
           on interest-earning assets       (9,946)    18,194     (1,590)       6,658     (23,565)     44,581    (3,563)    17,453
                                           --------   -------     -------     --------   ---------    -------    ------   --------
Interest-bearing liabilities:
Deposits:
      NOW and money market deposits           (742)     2,792       (679)       1,371      (1,439)      7,534    (1,510)     4,585
      Savings and escrow accounts           (1,239)     1,200       (320)        (359)     (2,304)      2,976      (507)       165
      Certificates of deposit               (4,333)     1,597       (528)      (3,264)    (14,000)      4,174    (1,417)   (11,243)
                                           --------   -------     -------     --------   ---------    -------    ------   --------
           Total deposits                   (6,314)     5,589     (1,527)      (2,252)    (17,743)     14,684    (3,434)    (6,493)
      Other Borrowings                      (5,131)     4,397       (721)      (1,455)    (20,042)      9,130    (1,846)   (12,758)
                                           --------   -------     -------     --------   ---------    -------    ------   --------
      Total net change in expense on
           interest-bearing liabilities    (11,445)     9,986     (2,248)      (3,707)    (37,785)     23,814    (5,280)   (19,251)
                                           --------   -------     -------     --------   ---------    -------    ------   --------
           Net change in net interest
              income                      $  1,499    $ 8,208     $  658      $10,365    $ 14,220     $20,767   $ 1,717   $ 36,704
                                           --------   -------     -------     --------   ---------    -------    ------   --------
                                           --------   -------     -------     --------   ---------    -------    ------   --------

INTEREST INCOME

         The Company's interest income for the three months ended September 30, 2002 was $100.6 million compared to $94.0 million for the three months ended September 30, 2001. The increase of $6.6 million was due to a $12.8 million increase in interest income from loans which was partially offset by a $6.3 million decrease in interest income from securities. The increase in interest income from loans was due to a $1.1 billion increase in the average balance of loans which was partially offset by a 70 basis point decrease in the average yield on loans to 6.74% for the third quarter of 2002 from 7.44% for the third quarter of 2001. The increase in the average balance of the loan portfolio was due to increased originations at the Bank, the retention of an increased amount of relatively higher yielding loans originated by the Mortgage Company for the Bank's portfolio and the record loan origination volumes at the Mortgage Company resulting in increased balances in loans held for sale. The decrease in the average yield on loans was due to the low interest rate environment resulting in the increased amortization and satisfaction of loans being replaced by lower yielding originations and the downward repricing of adjustable rate loans. The decrease in interest income from securities was due to a $184.1 million decline in the average balance of the securities portfolio and an 88 basis point decline in the average yield on the securities portfolio to 5.50% for the third quarter of 2002. The decrease in the average balance of the securities portfolio was due to accelerated paydowns of amortizing securities primarily due to the current interest rate environment and the use of the cash flows generated from such paydowns to fund higher yielding loan originations at both the Bank and the Mortgage Company. During the quarter, the Company also sold $306.4 million in securities to restructure the securities available for sale portfolio to reduce exposure to prepayment risk, generate additional funding for loan commitments and to improve the overall credit quality of the portfolio.

         Total interest income for the nine-month period ended September 30, 2002 was $294.8 million compared to $277.4 million for the first nine months of 2001. The increase of $17.4 million was due to a $34.6 million increase in interest income from loans which was partially offset by a $17.4 million decrease in interest income from securities. The increase in interest income from loans was due to a $938.5 million increase in the average balance of loans which was partially offset by a 59 basis point decline in the average yield on loans to 7.02% for the first nine months of 2002 from 7.61% for the same period in 2001. The increase in the average balance and decline in the average yield was due to substantially the same reasons as previously disclosed above in the discussion of interest income for the quarter ended September 30, 2002. The decrease in interest income from securities was due to a $196.3 million decline in the average balance of securities and a 66 basis point decline in the average yield on securities to 5.82% for the first nine months of 2002. The decline in the average balance and average yield of the securities portfolio was primarily due to the lower interest rate environment resulting in increased amortization and reinvestment of the cash flow in lower yielding securities. The decline in the average balance of the securities portfolio in the first nine months of 2002 was due to sales of $364.7 million, and amortization, repayments and maturities of $494.9 million which were partially offset by purchases of $522.4 million.

INTEREST EXPENSE

          The Company's total interest expense for the three months ended September 30, 2002 was $48.4 million compared to $52.1 million for the comparable time period last year. The decrease in interest expense was primarily due to a $3.3 million decrease in interest expense on certificates of deposit as a result of the average cost of certificates of deposit declining to 3.43% for the third quarter of 2002 compared to 5.13% for the third quarter of 2001, which was partially offset by a $123.5 million increase in the average balance of certificates of deposit. The decline in the average cost of certificates of deposit was due to the lower interest rates over the past twelve months resulting in the reinvestment of funds from certificate maturities at lower interest rates than the maturing certificates. The increase in the average balance was due to deposit growth resulting primarily from branch expansion.

         For the first nine months of 2002 the Company's interest expense was $141.8 million compared to $161.0 million for the first nine months of 2001. The decrease of $19.2 million was due to an $11.2 million decrease in interest expense on certificates of deposit and a $12.8 million decrease in interest expense on borrowed funds. These two decreases were partially offset by a $4.6 million increase in interest expense on money market and NOW accounts. The decrease in interest expense on certificates of deposit was due to a decline in the average cost to 3.63% for the first nine months of 2002 from 5.49% for the first nine months of 2001 which was partially offset by a $101.7 million increase in the average balance of certificates of deposit. The decrease in the interest expense on borrowed funds was due to a 113 basis point decline in the average cost to 4.47% for the first nine months of 2002 compared to 5.60% for the comparable time period last year which was partially offset by a $218.1 million increase in the average balance of borrowings. The decline in the average cost of borrowings was due to the repricing of borrowings at lower rates than those which matured and were repaid during the period. The increase in the average balance of borrowings was primarily due to the increased funding needs of the Mortgage Company. The increase in interest expense for money market and NOW accounts was due to a $312.2 million increase in the average balance of money market and NOW accounts partially offset by a decrease in the average cost to 2.58% from 3.23% for the first nine months of 2002 and 2001, respectively. The increase in the average balance of money market and NOW accounts was due to the promotion of a premium money market account which required the opening of a DDA account to develop banking relationships in new markets and, to a lesser extent, branch expansion. The decline in the average cost was due to the lower interest rate environment over the past twelve months.

NET INTEREST INCOME

         Net interest income for the third quarter of 2002 was $52.3 million compared to $41.9 million for the third quarter of 2001. The increase of $10.4 million or 24.8% resulted primarily from favorable changes in volume and, to a lesser extent, rate. Average interest earning assets increased $982.3 million primarily due to increases in loans, net and loans held for sale. The favorable change in net interest income was primarily due to a decrease in the average cost for certificates of deposit and borrowed funds, resulting from lower market interest rates, which was partially offset by lower yielding interest earning assets and the impact of asset and liability repricing in the year 2002 compared with 2001.

         The Company's net interest rate spread and net interest margin for the three-month period ended September 30, 2002 was 2.95% and 3.31%, respectively, compared to 2.57% and 3.15%, respectively for the three months ended September 30, 2001.

         For the nine month period ended September 30, 2002, net interest income was $153.0 million compared to $116.3 million for the nine months ended September 30, 2001. The increase of $36.7 million or 31.6% resulted from a $794.9 million increase in average interest earning assets and a 42 basis point increase in net interest margin. The increase in earning assets was primarily due to increases in loans, net and loans held for sale. The increase in the net interest rate margin was due primarily to a significant decease in the cost of interest bearing liabilities which was partially offset by a decrease in the yield on interest earning assets.

         The Company's net interest rate spread and net interest margin for the nine-month period ended September 30, 2002 was 3.04% and 3.44%, respectively, compared to 2.38% and 3.02%, respectively, for the comparable period last year.

         The improvement in the Company's net interest rate spread and net interest rate margin in comparison to last year continues to be driven primarily by growth in earning assets and lower funding costs as a result of the lower interest rate environment, however, the net interest rate spread and net interest margin decreased in the quarter ended September 30, 2002 compared to the quarter ended June 30, 2002. Based on the current interest rate environment and the slope of the yield curve, this decreasing trend may continue. To partially offset this trend, the Company will continue to retain some of the relatively higher yielding loans originated by the Mortgage Company and closely monitor its repricing of interest bearing liabilities. In this low interest rate environment, decreases in net interest income could be offset, in whole or part, by increased gains on loan sales generated by the Mortgage Company.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the third quarter of 2002 was $3.3 million compared to $2.6 million for the third quarter of 2001. The increase in the provision for loan losses was due to the increase in net chargeoffs, increased loan originations at both the Bank and Mortgage Company and current economic conditions. Net chargeoffs for the third quarter of 2002 were $2.4 million of which $1.9 million related to mortgage banking operations.

         For the nine-month period ended September 30, 2002, the provision for loan losses was $9.8 million compared to $3.8 million for the comparable period last year. The increase in the provision for loan losses was primarily due to the increase in net chargeoffs, increased balances in loans, net and current economic conditions. The increase in net chargeoffs to $6.0 million for the nine month period in 2002 compared to $2.0 million for the comparable period in 2001 was due to $1.7 million in chargeoffs on loans transferred to other real estate owned ("OREO"), and $3.2 million in chargeoffs related to mortgage banking activities. These activities primarily represent the impairment charge on loans in non-accrual status prior to their sale at below market prices.

         Total non-accruing loans and OREO amounted to $23.8 million at September 30, 2002 compared to $16.3 million at December 31, 2001. The increase of $7.5 million was due primarily to a $6.6 million increase in the balance of OREO. This increase was driven by the addition of two properties with an aggregate outstanding balance of $6.4 million. The Company has entered into a contract to sell the property with a carrying value of $4.6 million at no additional loss. The other property is a single-family residential property with a carrying value of $1.8 million and the borrower has claimed bankruptcy. The Company will aggressively pursue a buyer for this property and anticipates a sale in the first quarter of 2003 at no additional loss based on the current appraisal value.

         Non-accrual loans at September 30, 2002 totaled $16.0 million compared to $15.1 million at December 31, 2001. The overall level of non-accrual loans has increased slightly, due primarily to the level of non-accrual single-family residential loans increasing to $12.3 million at September 30, 2002 compared to $7.7 million at December 31, 2001. The increase in single-family non-accrual loans at September 30, 2002 was primarily offset by declines in non-accrual construction loans, and non-residential properties. Certain of the single-family residential non-accruing loans are partially insured and the Company does not presently anticipate any losses on such loans.

         The allowance for loan losses at September 30, 2002 was $23.9 million or 149.47% of non-accruing loans compared to $20.0 million or 132.78% of non-accruing loans at December 31, 2001. The activity in the allowance for loan losses consisted of chargeoffs of $6.7 million, recoveries of $702,731 and a provision of $9.8 million for the first nine months of 2002. In determining the appropriate level of the allowance for loan losses, the Company on a quarterly basis will review the mix and volume of the loan portfolio and its inherent risks, the level of non-accruing loans and delinquencies, historical loss experience, local and national economic condition including the direction of real estate values and current trends in regulatory supervision. While no assurance can be given that future chargeoffs or additional provisions over the current level will not be necessary, management believes, based on its ongoing review and the current level of non-accruing loans and delinquencies, that the current level of the allowance for loan losses is adequate.

TOTAL OTHER INCOME

         Total other income, exclusive of net securities gains and losses, was $82.4 million for the three months ended September 30, 2002 compared to $35.0 million for the same time period last year. The increase of $47.4 million was due to a $43.5 million increase in net gains on loan sales, a $2.9 million increase in loan fees and a $1.1 million increase in service and fee income. In addition to increased loan origination volume, the increase in net gains on loan sales includes $14.1 million in current period income resulting from the change in market value of certain locked loan commitments from the time the commitment is locked in until the loan closes or the end of the period, net of corresponding hedging activity. The Mortgage Company recognizes the gain on sale when the loan is funded by the investor. In the third quarter of 2002 loans sold were $1.8 billion compared to $853.2 million in the third quarter of 2001. See the "Segment Reporting" and "Derivative Financial Instruments" notes in the financial statements for additional information.

         The increase in loan fees was primarily due to the increased loan origination volumes at the Mortgage Company. The increase in service and fee income was due to an increase in deposit transaction fees due to increased deposit account transactions.

         Total other income, exclusive of net securities gains and losses, for the nine months ended September 30, 2002 was $179.0 million compared to $77.2 million for the same time period last year. The increase of $101.9 million was due to an $88.2 million increase in net gains on loan sales, an $8.6 million increase in loan fees and a $5.1 million increase in service and fee income. The increase in net gains on loan sales was primarily due to the increased volume of loans sold at the Mortgage Company which was $4.8 billion this year compared to $1.9 billion last year. The net gain also includes the previously mentioned $14.1 million related to increase in the value of certain loan commitments. The increase in loan fees was due to the increased loan origination volumes at both the Bank and Mortgage Company. The increase in service and fee income was due to the previously mentioned increase in deposit account transactions and new products and also the receipt of a one time $3.0 million liquidating dividend from an investment in the Company's former data processing provider.

         Net gains on securities for the third quarter of 2002 were $1.5 million compared to the net gain of $61,374 in the third quarter of 2001. The net gain in the quarter was due to the Company's restructuring the securities available for sale portfolio, to realize gains on certain higher yielding mortgage-backed securities before accelerated paydowns, to generate funds for loan originations at the Mortgage Company and to improve the overall credit quality of the portfolio. This program resulted in sales of $306.4 million of securities, of which $8.3 million were collateral bond obligations, $169.7 million were mortgage-backed securities, $69.5 million consisted of other debt securities, and $29.1 million consisted of equity securities.

         The Company recorded a net securities gain of $2.1 million for the first nine months of 2002 compared to a $64,068 net gain for the comparable time period last year. The reason for the net securities gains for the first nine months of 2002 was generally the same as for quarter ended September 30, 2002.

TOTAL OTHER EXPENSES

         Total other expenses for the third quarter of 2002 were $64.2 million compared to $36.1 million for the third quarter of 2001. As previously reported, during the third quarter of 2002, the Company determined that the settlement of certain stock option exercises triggered the recognition of compensation expense for certain options under the stock option plan. For the three months ended September 30, 2002 and 2001, this accounting treatment resulted in non-cash credits to compensation expense of $13.6 million and $7.3 million, respectively. See "Restatement" in the notes to financial statements for additional information. Exclusive of these credits, total other expenses for the third quarter of 2002 were $77.8 million compared to $43.4 million for the third quarter of 2001. The increase of $34.4 million was primarily due to an $8.3 million increase in personnel expense, a $20.9 million increase in commission expense, a $1.8 million increase in professional fees and a $3.8 million increase in other expenses. The increase in personnel expense was due to a $5.4 million increase in personnel costs at the Mortgage Company, primarily due to increased loan origination volume, which results in additional brokered commissions income paid, and expansion, and an $872,029 increase in salary expense at the Bank due to expansion and normal merit pay increases. The increase in professional fees was primarily due to the use of contract employees at the Mortgage Company to handle the increased volumes. The increase in other expense was due to the increased loan origination volume and expansion at the Mortgage Company.

         Total other expenses for the first nine months of 2002 were $204.2 million compared to $117.8 million for the first nine months of 2001. Exclusive of the $6.2 million expense in 2002 and the $6.0 million expense in 2001 related to stock options, and reflected in compensation expense (see "Restatement" in the notes to financial statements for additional information), total other expenses were $198.0 million in 2002 and $111.8 million in 2001. The increase of $86.2 million was due to a $20.7 million increase in personnel expense, a $47.9 million increase in commission expense, a $2.0 million increase in occupancy expense, a $1.8 million increase in advertising expense, a $6.0 million increase in professional fees and an $11.5 million increase in other expense. These increases were partially offset by a $3.8 million decrease in amortization expense for goodwill due to a change in accounting for goodwill, as discussed previously. The increase in personnel costs was due to a $14.9 million increase in personnel costs at the Mortgage Company due to increased volumes and expansion and a $2.9 million increase in the ESOP expense due to the previously discussed change in accounting and the increased value of the Company's common stock. The increase in commission expense was due to the increased loan origination volume at the Mortgage Company. The increase in occupancy expense was due to expansion at the Mortgage Company and the opening of four new branch locations by the Bank. The increase in advertising and marketing expense was due to the increased activity in this area resulting from expansion at both the Bank and the Mortgage Company. The increase in professional fees and other expenses was primarily due to the increased loan origination volumes and expansion at the Mortgage Company.

PROVISION FOR INCOME TAXES

         The provision for income taxes for the third quarter of 2002 was $26.4 million resulting in an effective tax rate of 38.5% compared to a provision of $15.6 million in the third quarter of 2001 resulting in an effective tax rate of 40.8%. The provision for the nine months ended September 30, 2002 was $45.2 million compared to $27.4 million for the first nine months of 2001. The effective tax rates for the nine-month periods ending September 30, 2002 and 2001 were 37.6% and 38.0%, respectively. The primary reason for the increase in the provision for income taxes for both the three and nine-month periods is the increase in income before the provision for income taxes partially offset by a decline in the effective tax rate.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At September 30, 2002, the total approved loan commitments outstanding amounted to $1.5 billion and the Mortgage Company had forward commitments of $1.4 billion to sell loans to third party investors. At the same date, the unadvanced portion of construction loans totaled $35.2 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2002 totaled $752.0 million. Investment securities scheduled to mature in one year or less at September 30, 2002 totaled $1.0 million and amortization from investments and loans is projected at $1.5 billion over the next 12 months. Based on historical experience, the Bank's current pricing strategy and the Bank's strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with loan sales and security sales, to meet its current commitments. In the event the funds required exceed the funds generated by the Bank, additional sources of funds such as reverse repurchase agreements, FHLB advances, overnight lines of credit and brokered Certificates of Deposit are available to the Bank.

CAPITAL

         At September 30, 2002, the Bank had regulatory capital that was well in excess of all regulatory requirements set by the OTS. The current requirements and the Bank's actual levels are detailed below (dollars in thousands) (unaudited):

                       REQUIRED CAPITAL            ACTUAL CAPITAL             EXCESS CAPITAL
                      -------------------        ------------------         ------------------
                      AMOUNT      PERCENT        AMOUNT     PERCENT         AMOUNT     PERCENT
                      ------      -------        ------     -------         ------     -------
Tangible capital    $  101,466     1.50%       $  450,244     6.66%      $ 348,778       5.16%

Core Capital        $  270,656     4.00%       $  452,277     6.68%      $ 181,621       2.68%

Risk-based capital  $  291,990     8.00%       $  472,753    12.95%      $ 180,763       4.95%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk continues to be market interest rate volatility due to the potential impact on net interest income, the market value of all interest-earning assets and interest-bearing liabilities at the Mortgage Company and the change in spreads on loan sales in the different rate environments. The Company monitors its interest rate risk on a quarterly basis, and due to the current interest rate environment, the Company's net interest rate spreads and margins have started to decline on a linked quarter basis and the level of loan originations at both the Bank and Mortgage Company have increased significantly. The operation of the Company does not subject it to foreign exchange or commodity price risk and the Company does not own any trading assets. The real estate loans held for investment in the Company's portfolio is concentrated primarily within the New York metropolitan area making it subject to the risks associated with the local economy. Since December 31, 2001 OREO properties have increased primarily due to two credit relationships being placed in OREO status this year. Management anticipates that this will not have a material effect on future earnings. For a complete discussion of the Company's asset and liability management market risk and interest rate sensitivity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Stockholders.

Item 4.  Controls and Procedures

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Part II  Other Information

Item 1   Legal Proceedings
         Not applicable
Item 2   Changes in Securities and Use of Proceeds
         Not applicable
Item 3   Defaults Upon Senior Securities
         Not applicable
Item 4   Submission of Matters to a Vote of Security Holders
         Not applicable
Item 5   Other Information
         Not applicable
Item 6   Exhibits and Reports on Form 8-K

a.  Exhibits

         99.1 Certification of Chief Executive Officer
         99.2 Certification of Chief Financial Officer

b.       Reports on Form 8-K

         On July 15, 2002, the Company filed a Current Report on Form 8-K under
         Item 5 that included a press release regarding certain additional impairment charges.

         On July 22, 2002, the Company filed a Current Report on Form 8-K under
         Item 5 that included the press release announcing the Company's earnings for the second quarter of 2002.

         On July 25, 2002, the Company filed a Current Report on form 8-K under
         Item 5 that included a press release regarding an additional stock repurchase program.

         On October 9, 2002, Staten Island Bancorp filed a Current Report on Form 8-K under Item 5 that included the press release regarding estimated earnings for the third quarter 2002, the correction in accounting for stock option plans and a change in accounting treatment for certain loan commitments.

         On October 18, 2002 Staten Island Bancorp filed a Current Report on Form 8-K under Item 5 that included the press release announcing the Company's earnings for the third quarter of 2002.

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                     STATEN ISLAND BANCORP, INC.


Date:  November 14, 2002                             By:     /s/ HARRY P. DOHERTY
       -----------------------------                    --------------------------------------------
                                                             Harry P. Doherty, Chairman of the Board
                                                             and Chief Executive Officer


Date:  November 14, 2002                             By:     /s/ EDWARD KLINGELE
       -----------------------------                     -------------------------------------------
                                                             Edward Klingele, Sr. Vice President
                                                             and Chief Financial Officer

                                  CERTIFICATION

I, HARRY P. DOHERTY, the Chief Executive Officer of Staten Island Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Staten Island Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                     /s/ Harry P. Doherty
     ------------------                     ----------------------------
                                            Harry P. Doherty
                                            Chief Executive Officer

                                  CERTIFICATION

I, EDWARD KLINGELE, the Chief Financial Officer of Staten Island Bancorp Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Staten Island Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                     /s/ Edward Klingele
     ------------------                     -------------------------------
                                            Edward Klingele
                                            Chief Financial Officer