Form 10-K/A
period 2001-12-31
STATEN ISLAND BANCORP INC
filed 2003-02-11
CIK 1042801

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

            For the transition period from __________ to ___________
                          Commission File No.: 1-13503

                           Staten Island Bancorp, Inc.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                        13-3958850
--------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer of
incorporation or organization)                            Identification Number)

1535 Richmond Avenue
Staten Island, New York                                            10314
--------------------------------------------------------------------------------
     (Address)                                                  (Zip Code)

       Registrant's telephone number, including area code: (718) 447-8880

   Securities registered pursuant to Section 12(g) of the Act: Not Applicable
           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock (par value $.01 per share)
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Based upon the $19.22 closing price of the Registrant's common stock as of March 26, 2002, the aggregate market value of the 53,909,765 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was $1.0 billion. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 26, 2002: 61,874,940

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                                TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
EXPLANATORY NOTE                                                            1

                                     PART I

ITEM 1.  BUSINESS
    Business                                                                5
    Market Area and Competition                                             7
    Lending Activities                                                      8
    Mortgage Banking Activities                                            18
    Asset Quality                                                          21
    Securities Activities                                                  26
    Sources of Funds                                                       29
    Trust Activities                                                       33
    Subsidiaries                                                           33
    Employees                                                              34
    Regulation-General                                                     35
    Regulation of Savings and Loan Holding Companies                       35
    Regulation of Federal Savings Banks                                    37
    Taxation-Federal Taxation                                              43
    State and Local Taxation                                               45

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA                                           46

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               47

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       65

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                              110

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K                                          110

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends Items 1, 6, 7, 8, 9 and 15 (previously Item 14) of the Annual Report on Form 10-K of Staten Island Bancorp, Inc. (the "Company") for the fiscal year ended December 31, 2001, which was originally filed on April 1, 2002 (the "Original Filing"). As discussed below, the Company's consolidated financial statements at and for the year ended December 31, 2001 included herein have been restated. Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of the date of the Original Filing. This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

     RESTATEMENT. The Company previously announced that it would restate its financial results for the year ended December 31, 2001 due to certain adjustments which are summarized below.

     During the third quarter of 2002, management determined that certain stock options issued under the Company's Amended and Restated 1998 Stock Option Plan (the "Stock Option Plan") were exercised under a net cash settlement method, whereby the Company, in effect, repurchased the option shares under the Company's on-going stock repurchase programs and remitted the excess of the fair market value of the shares over the exercise price to the employee. Under existing accounting standards, the existence of these transactions conducted in this manner required that compensation expense be recorded from the inception date of the plan, on all exercised or vested and unexercised, options equal to the difference between the option exercise price and the fair value of the stock at the exercise date (or at the financial reporting date, whichever is earlier). Increases or decreases in the value of the stock options are subsequently reflected as additional charges or credits to compensation expense in the respective financial reporting period during the time in which this exercise method was allowed. Primarily as a result of variable plan accounting on the Stock Option Plan, other expenses for the year ended December 31, 2001, increased by $28.6 million (pre-tax) from the previously reported amount. Effective September 24, 2002, the Company discontinued the practice which led to this accounting treatment; therefore, for quarterly reporting periods subsequent to September 30, 2002, no additional charges or credits to compensation expense will occur as a result of this plan activity.

     Management also determined that certain securities (primarily collateralized bond obligations "CBOs") with a total carrying value of $24.5 million were other than temporarily impaired at December 31, 2001, and, accordingly, impairment charges of $14.5 million (pre-tax) are reflected in the Company's restated financial statements at and for the year ended December 31, 2001. This adjustment does not affect total stockholders' equity at December 31, 2001, as this charge was previously reflected as unrealized depreciation at December 31, 2001, which is shown as a component of stockholders' equity. The Company previously took impairment charges of $500,000 (pre-tax) and $7.4 million (pre-tax) for the three months ended March 31, 2002 and June 30, 2002, respectively, against these securities; these charges have been reversed in the respective quarters, and quarterly pre-tax income increased by these same amounts. During the quarter ended September 30, 2002, the Company sold all of its remaining $14.3 million of

CBOs as part of a securities portfolio restructuring.

     The Company had not previously reflected dividends paid on unallocated shares in its Employee Stock Ownership Plan ("ESOP") as compensation expense. As a result, the Company has restated its financial statements to reflect additional compensation expense of $1.4 million (pre-tax) for the year ended December 31, 2001. The Company will record future dividends on unallocated shares as compensation expense.

     The Company previously recognized revenues and expenses on loans when loans were sold by its subsidiary, SIB Mortgage Corp. (the "Mortgage Company" or "SIBMC"), subject to take out commitments. From the time a loan is shipped to the time payment is received by the Mortgage Company, a period of five to 30 days typically elapses. The Company has now determined that gains on loans sold should be recognized at the time payment is received rather than at the time loans are shipped. Due to this timing difference, the Company's restated financial results reflect a reduction of gain on loan sales of $2.8 million (pre-tax) for the year ended December 31, 2001 compared to the previously reported amount.

     Additionally, the Company has revised certain estimates related to certain deferred loan origination costs and fees and its restated financial statements reflect an increase in net deferred costs of $1.1 million (pre-tax) compared to the previously reported amount for the year ended December 31, 2001. Changes in net deferred costs are reflected in the income statement as increases or decreases to gain on sale of mortgage loans.

     The Company's restated financial statements also reflect previously unrecorded market appreciation in unallocated forward sales commitments by the Mortgage Company of $1.0 million (pre-tax) for the year ended December 31, 2001.

     The following is a summary of the effect of restatement on the Company's consolidated financial statements at or for the periods reflected.

                                                            Selected Balance Sheet Data
                                                               At December 31, 2001
                                                        ----------------------------------
                                                         As Previously            As
                                                           Reported            Restated
                                                        ----------------------------------
                                                                  000's omitted
Loans held for sale                                       $ 1,187,373         $ 1,185,593
Other assets                                                  189,558             202,945
Total assets                                                5,993,446           6,005,053
Additional paid-in capital                                    543,123             569,959
Retained earnings                                             340,270             317,208
Accumulated other comprehensive income, net of tax              1,917               9,750
Total stockholders' equity                                    552,196             563,803

                                                      Summary Income Statement Data
                                                  For the Year Ended December 31, 2001
                                               -------------------------------------------
                                                   As Previously               As
                                                      Reported              Restated
                                               ----------------------  -------------------
                                                  000's omitted, except per share data
Loan fees and gains                                 $ 109,249             $  108,489
Securities transactions                                  (107)               (14,613)
Total other expense                                   168,570                197,167
Income before provision for income taxes              113,562                 69,699
Provision for income taxes                             43,483                 23,966
Net income                                             70,079                 45,733
Earnings per share:
  Basic                                                  1.16                   0.76
  Diluted                                                1.15                   0.75

                                                                          Selected Cash Flow Data
                                                                    For the Year Ended December 31, 2001
                                                                  ----------------------------------------
                                                                     As Previously               As
                                                                       Reported              Restated
                                                                  -------------------   ------------------
                                                                                000's omitted
Net Income                                                              $    70,079           $    45,733

Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Realized loss on sale of available for sale securities                     107                14,613
     Expense charge relating to allocation and earned portions of
       employee benefit plans                                                10,066                39,973
     (Increase) in other assets                                             (35,503)              (41,770)
     (Increase) decrease in deferred income taxes                               235               (14,080)
       Net cash provided by (used in) operating activities                   70,798(1)           (984,680)

Cash flows from investing activities:
     Net cash provided by (used in) investing activities                   (670,995)(1)           388,683

Cash flows from financing activities:
     Cash dividends paid                                                    (21,179)              (19,418)
     Net cash provided by financing activities                              650,940(1)            646,740

Net increase in cash and cash equivalents                               $    50,743(2)        $    50,743

----------
(1) The previously reported amounts for net cash provided by (used in) operating activities, investing activities and financing activities have been adjusted for the effect of the restatement.

(2) As indicated, there has been no change in the net increase in cash and cash equivalents as a result of the restatement or due to reclassifications.

     In October 2002, shortly after the Company announced its intention to restate its financial statements, it was informed by staff of the U.S. Securities and Exchange Commission ("SEC") that the SEC is conducting an informal inquiry with respect to certain of the matters reflected in the announcement. The Company is cooperating fully with the inquiry.

     Additional detail regarding the restatement is included in Note 17 of the "Notes to Consolidated Financial Statements" included in Item 8 of this Annual Report on Form 10-K/A.

     RISKS RELATING TO ARTHUR ANDERSEN LLP. Arthur Andersen LLP previously audited the Company's financial statements at December 31, 2001 and for the three years then ended. As previously indicated, the Company has restated its financial statements at and for the year ended December 31, 2001 and has revised the related Notes to Financial Statements as appropriate. As discussed in Item 9 of this Form 10-K/A, the Company changed independent accountants on June 10, 2002. The Company's financial statements at and for the year ended December 31, 2001, as restated, have been audited by PricewaterhouseCoopers LLP whose report thereon is included in Item 8 of this Annual Report on Form 10-K/A. Arthur Andersen LLP has not reissued its previous report on the Company's financial statements, which previous report is included in Item 8 hereof, nor has it furnished an updated consent with respect to the incorporation by reference of such financial statements into the Company's registration statements on Form S-8. Arthur Andersen LLP has not participated in the preparation or review of this Annual Report on Form 10-K/A. On June 15, 2002, Arthur Andersen LLP was convicted in Federal court of obstruction of justice. Arthur Andersen LLP has ceased practice before the Securities and Exchange Commission. You may have no effective remedy against Arthur Andersen LLP in connection with any material misstatement or omission in the Company's financial statements at and for the years ended December 31, 2000 or 1999 included herein or related disclosure, particularly in the event that Arthur Andersen LLP ceases to exist or becomes insolvent as a result of the conviction or other proceedings against Arthur Andersen LLP.

     IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K/A INCLUDES CERTAIN "FORWARD-LOOKING STATEMENTS," AS DEFINED IN THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, BASED ON CURRENT MANAGEMENT EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE MANAGEMENT EXPECTATIONS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE COMPANY'S INTENTIONS, BELIEFS OR CURRENT EXPECTATIONS AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. STOCKHOLDERS AND POTENTIAL STOCKHOLDERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE FUTURE RESULTS TO VARY FROM CURRENT MANAGEMENT EXPECTATIONS INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE AND REGULATORY CHANGES, MONETARY AND FISCAL POLICIES OF THE FEDERAL GOVERNMENT, CHANGES IN TAX POLICIES, RATES AND REGULATIONS OF FEDERAL, STATE AND LOCAL TAX AUTHORITIES, CHANGES IN INTEREST RATES, DEPOSIT FLOWS, COST OF FUNDS, DEMAND FOR LOAN PRODUCTS, DEMAND FOR FINANCIAL SERVICES, COMPETITION, CHANGES IN THE QUALITY OR COMPOSITION OF THE COMPANY'S LOAN AND INVESTMENT PORTFOLIOS, CHANGES IN ACCOUNTING PRINCIPLES, POLICIES OR GUIDELINES AND OTHER ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES AND FEES. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I
ITEM 1.  BUSINESS

     Staten Island Bancorp, Inc. is a Delaware corporation organized in July 1997 by SI Bank & Trust (the "Bank" or "SIBT"), formerly Staten Island Savings Bank, for the purpose of becoming a unitary holding company of the Bank. The Bank's conversion from the mutual to stock form and the concurrent offer and sale of the Company's common stock was consummated on December 22, 1997. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the ESOP and investment securities.

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

     The Company's executive office is located at the executive office of the Bank at 1535 Richmond Avenue, Staten Island, New York 10314, and its telephone number is (718) 447-8880.

     SI BANK & TRUST. The Bank was originally founded as a New York State chartered savings bank in 1864. The Bank maintains a network of 17 full-service branch offices located in Staten Island, New York, two branch offices located in Brooklyn, New York, three limited service branch offices in Staten Island and 13 full service branch offices in Ocean, Monmouth, Union and Middlesex counties of New Jersey. During the second quarter of 2002, the Bank opened an additional full service branch office in each of Middlesex and Ocean counties of New Jersey. The Bank also maintains a lending center and Trust Department on Staten Island along with a commercial lending office in Brooklyn.

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

     On September 5, 2000 the Bank changed its name to SI Bank & Trust to reflect the expansion into new product lines and new geographic markets which has taken place over the past five years. In 1995, the Bank acquired a $315.0 million commercial bank and became the leading provider of both consumer, commercial and small business services in its primary market area of Staten Island. At the same time, the Bank acquired a branch in Brooklyn and a Trust and Investment Department. Since that acquisition, the Bank has achieved significant growth in its commercial checking and loan business and remains the dominant provider of such services on Staten Island. Geographic expansion into the State of New Jersey occurred in 2000 along with a new branch in Brooklyn. Over the past five years, the Bank has transformed itself into a full service community bank and its new name, reflects its geographic and product diversity.

     The Bank continues to facilitate its growth and geographic expansion through acquisitions and de-novo branching. On January 14, 2000, the Company acquired First State Bancorp, the holding company for First State Bank, Howell, New Jersey. The branch system of First State Bank, which was merged with and into SI Bank & Trust, consisted of four branches in Ocean County and two in Monmouth County, New Jersey. In December 2000, the Bank opened a new branch in Jackson, New Jersey. Four new branches were opened in 2002 in New Jersey. At the time of its acquisition, First State Bancorp had $374.0 million in assets and $319.0 million in deposits.

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

     SI Bank & Trust's executive office is located at 1535 Richmond Avenue, Staten Island, New York 10304, and its telephone number is (718) 447-8880.

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

     In 1999, the Bank formed American Construction Lending Services, Inc. ("ACLS") which operated as a wholly owned subsidiary, headquartered in Wallingford, Connecticut, until March 2001 when the operation of ACLS was merged with and into SIBMC to operate as the ACLS Division of SIBMC. ACLS was formed in 1999 to provide construction lending in various states, however, in 2001 the Bank determined to discontinue a majority of the construction lending through ACLS and merge it into SIBMC and primarily do construction lending through the Bank. The Bank anticipates that the loans in the ACLS Division will payoff over the next 12 to 18 months.

     SIBMC which operates as a separate business segment (Mortgage Banking) had $4.0 billion in loan originations and loan sales of $2.9 billion for the twelve months ended December 31, 2001. SIBMC had earnings for the year 2001 of $13.0 million and at December 31, 2001 the total assets of SIBMC were $1.5 billion.

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

LENDING ACTIVITIES

     GENERAL. At December 31, 2001, the Company's total net loans held for investment amounted to $2.8 billion or 46.7% of the Company's total assets at such date. The Bank's primary emphasis has been, and continues to be, the origination of loans secured by first liens on single-family residences (which includes one-to-four-family residences) located primarily in Staten Island and, to a lesser extent, other areas in New York City. At December 31, 2001, $2.1 billion or 73.5% of the Company's net loan portfolio were secured by single-family residences of which $802.5 million were located on Staten Island and an additional $576.4 million were located in other areas of New York City. Since the acquisition of Ivy Mortgage, the Bank has retained for its portfolio $425.0 million of higher yielding one-to four-family residential loans originated by the Mortgage Company to lessen its dependence on the New York City economy and increase the yield on its loan portfolio.

     In addition to loans secured by single-family residential real estate, the Company's mortgage loan portfolio includes loans secured by commercial real estate, which amounted to $335.3 million or 12.0% of the net loan portfolio at December 31, 2001, construction and land loans, which totaled $245.5 million or 8.8% of the net loan portfolio at December 31, 2001, home equity loans, which totaled $12.8 million or 0.5% of the net loan portfolio at December 31, 2001, and loans secured by multi-family (over four units) residential properties, which amounted to $48.8 million or 1.7% of the net loan portfolio at December 31, 2001. In addition to mortgage loans, the Company originates various other loans including commercial business loans and consumer loans. At December 31, 2001, the Company's total other loans amounted to $111.0 million or 4.0% of the net loan portfolio.

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

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's held for investment loan portfolio at the dates indicated.

                                                                        At December 31,
                                    ----------------------------------------------------------------------------------------
                                         2001 (Restated)                      2000                           1999
                                    ---------------------------    --------------------------     --------------------------
                                                    Percent of                    Percent of                      Percent of
                                      Amount          Total          Amount          Total          Amount          Total
                                    -----------    -----------     -----------    -----------     -----------    -----------
                                                                    (Dollars in Thousands)
Mortgage loans:(1)
  Single-family residential         $ 2,062,897          73.50%    $ 2,206,972           77.5%    $ 1,737,913          80.83%
  Multi-family residential               48,783           1.74          49,034           1.72          42,501           1.98
  Commercial real estate                335,260          11.95         307,407          10.80         223,809          10.41
  Construction and land                 245,515           8.75         152,956           5.37          60,105           2.80
  Home equity                            12,815           0.46          10,699           0.38           5,390           0.25
                                    -----------    -----------     -----------    -----------     -----------    -----------
    Total mortgage loans              2,705,270          96.39%      2,727,068          95.77%      2,069,718          96.27%

Other loans:
  Student loans                             288           0.01%            333           0.01%            657           0.03%
  Passbook loans                          7,477           0.26           6,237           0.22           5,357           0.25
  Commercial business loans              60,898           2.17          52,980           1.86          33,646           1.56
  Other consumer loans                   42,356           1.51          63,984           2.25          49,395           2.30
                                    -----------    -----------     -----------    -----------     -----------    -----------

    Total other loans                   111,019           3.95         123,534           4.34          89,055           4.14
                                    -----------    -----------     -----------    -----------     -----------    -----------

    Total loans                       2,816,289         100.34%      2,850,602         100.10%      2,158,773         100.41%
Less:
  Premium (discount) on
    loans purchased                       5,135           0.18           5,713           0.20           4,640           0.22
  Allowance for loan losses             (20,041)         (0.71)        (14,638)         (0.51)        (14,271)         (0.66)
  Deferred loan costs, (fees) net         5,236           0.19           5,983           0.21             897           0.04
                                    -----------    -----------     -----------    -----------     -----------    -----------
Net loans                           $ 2,806,619         100.00%    $ 2,847,660         100.00%    $ 2,150,039         100.00%
                                    ===========    ===========     ===========    ===========     ===========    ===========

                                                         At December 31,
                                    ---------------------------------------------------------
                                               1998                           1997
                                    ---------------------------    --------------------------
                                                    Percent of                    Percent of
                                      Amount          Total          Amount          Total
                                    -----------    -----------     -----------    -----------
                                                      (Dollars in Thousands)
Mortgage loans:(1)
  Single-family residential         $ 1,187,212          81.48%    $   863,694          79.76%
  Multi-family residential               33,328           2.29          28,218           2.61
  Commercial real estate                137,720           9.45         120,084          11.09
  Construction and land                  42,420           2.91          40,476           3.74

  Home equity                             6,121           0.42           6,538           0.60
                                    -----------    -----------     -----------    -----------
    Total mortgage loans              1,406,801          96.55%      1,059,010          97.80%

Other loans:
  Student loans                             940           0.06%          4,033           0.37%
  Passbook loans                          5,989           0.41           6,929           0.64
  Commercial business loans              36,592           2.51          19,559           1.81

  Other consumer loans                   24,070           1.65          13,212           1.22
                                    -----------    -----------     -----------    -----------

    Total other loans                    67,591           4.63          43,733           4.04%
                                    -----------    -----------     -----------    -----------

    Total loans                       1,474,392         101.19%      1,102,743         101.84%
Less:
  Premium (discount) on
    loans purchased                       1,194           0.08            (729)         (0.07)
  Allowance for loan losses             (16,617)         (1.14)        (15,709)         (1.45)
  Deferred loan costs, (fees) net        (1,910)         (0.13)         (3,387)         (0.32)
                                    -----------    -----------     -----------    -----------
Net loans                           $ 1,457,059         100.00%    $ 1,082,918         100.00%
                                    ===========    ===========     ===========    ===========

----------
(1) Mortgage loans held for sale at December 31, 2001, 2000, 1999 and 1998 were $1.2 billion, $116.2 million, $47.0 million and $78.0 million, respectively, are not included in this table.

LOAN ACTIVITY. The following table sets forth the Company's activity in its total loan portfolio, including loans held for sale.

                                                   Years Ended December 31,
                                          ------------------------------------------
                                              2001
                                           (Restated)        2000          1999
                                          ------------   ------------   ------------
                                                    (Dollars in Thousands)
Total loans held at beginning of period   $  2,962,197   $  2,203,302   $  1,550,834
Originations of loans:
  Mortgage loans:
    Single-family residential                4,408,052      1,395,115      1,333,757
    Multi-family residential                     5,069          9,907         14,372
    Commercial real estate                      77,044         70,665        126,561
    Construction and land                      344,955        147,212         51,051
  Home equity                                   11,291          7,359          2,545
  Other loans:
    Student loans                                  638            871          1,475
    Passbook loans                               9,865          8,873          5,302
    Commercial business loans                   59,442         62,774         56,625
    Other consumer loans                         5,691          9,681         15,771
                                          ------------   ------------   ------------
    Total originations                       4,922,047      1,712,457      1,607,459

Purchases of loans:(1)
  Mortgage loans:
    Single-family residential             $    382,243         55,549             --
    Multi-family residential                        --          3,020             --
    Commercial real estate                          --         49,358             --
    Construction and land                       87,818         35,155             --
  Home equity                                       --          3,566             --
Other loans:
  Passbook loans                                    --          3,608             --
  Commercial business loans                         --          5,235             --
  Other consumer loans                           2,119         12,866         16,088
                                          ------------   ------------   ------------
    Total purchases                            472,180        168,357         16,088
                                          ------------   ------------   ------------
  Total originations and purchases           5,394,227      1,880,814      1,623,547
                                          ------------   ------------   ------------

Loans sold:
  Mortgage loans:
    Single-family residential                3,179,238        730,506        644,557
                                          ------------   ------------   ------------
      Total loans sold                       3,179,238        730,506        644,557
                                          ------------   ------------   ------------

Transfers to real estate owned                     279            930            325
Transfers to repossessed assets                    404            244             --
Charge-offs                                      4,265          1,928          1,260
Repayments                                   1,184,793        388,311        324,937
                                          ------------   ------------   ------------
Net activity in loans                        1,025,248        758,895        652,468
                                          ------------   ------------   ------------
Gross loans held at end of period         $  3,987,445   $  2,962,197   $  2,203,302
                                          ============   ============   ============

----------
(1) The year 2000 includes as purchases the following amounts acquired from First State Bank, single-family residential $19.5 million, multi-family residential $3.0 million, commercial real estate $49.4 million, construction and land $7.4 million, commercial loans $5.2 million, passbook loans $3.6 million and consumer loans $2.1 million.

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

     SINGLE-FAMILY RESIDENTIAL LOANS. Substantially all of the Company's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). Approximately 39% of the Company's single-family residential mortgage loans retained in the portfolio are secured by properties located in Staten Island and an additional 28% are secured by properties in other areas of New York City. As of December 31, 2001, $2.1 billion, or 73.5%, of the Company's net loans consisted of single - family residential mortgage loans. The Bank originated $659.4 million of single-family residential mortgage loans during the year ended December 31, 2001 compared to $635.0 million and $714.7 million in 2000 and 1999, respectively.

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

     COMMERCIAL REAL ESTATE LOANS AND MULTI-FAMILY RESIDENTIAL LOANS. At December 31, 2001, the Company's commercial real estate loans and multi-family residential mortgage loans amounted to $335.3 million and $48.8 million, respectively, or 12.0% and 1.7%, respectively, of the Company's net loan portfolio. Commercial real estate and multi-family residential real estate loans often have adjustable interest rates, shorter terms to maturity and higher yields than the Bank's single-family residential real estate loans. Because of such factors, in recent years the Bank has increased its efforts in originating commercial real estate loans and multi-family residential loans.

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

     The Bank's commercial real estate and multi-family residential loans generally are five- or ten-year adjustable-rate loans indexed to the five-year U.S. Treasury obligation adjusted to a CMT, plus a margin. Generally, fees of between 0.50% and 1.50% of the principal loan balance are charged to the borrower upon closing. The Bank generally charges prepayment penalties on commercial real estate and multi-family residential mortgage loans. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards generally provide for terms of up to 25 years with amortization of principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals as additional security for commercial real estate and multi-family residential loans.

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

     CONSTRUCTION AND LAND LOANS. In 1999, the Bank formed American Construction Lending Services, Inc. (ACLS) which operated as a wholly owned subsidiary of the Bank, until March 2001 when the operations of ACLS were merged with and into SIBMC. ACLS is now operated as a division of SIBMC and is known as the "ACLS Division" which is operated primarily to meet requests from SIBMC locations. In 2001 the level of originations was driven by outstanding construction loan commitments and un-funded balances from previously originated construction loans. The current portfolio of the ACLS Division, which totaled $178.2 million at December 31, 2001 consists primarily of residential construction loans to builders and individuals along with four warehouse funding agreements for residential construction loans totaling $88.7 million. The loans in the warehouse funding agreements are serviced by the company that originates the loan and are paid off when they are sold as permanent loans. SIBMC has informed these borrowers that they are discontinuing this type of lending and, as a result, the Company expects these loans to be paid off over the next 12 to 18 months. Construction loans in the ACLS Division portfolio have been underwritten and are serviced under the same guidelines used by the Bank.

     The Company originates and services its construction and land loans through the ACLS division of SIBMC and the Bank. The construction loans originated by the ACLS Division and the Bank are primarily residential construction loans to real estate builders and, to a lesser extent, residential construction loans to individuals who have a contract with a builder for the construction of their residence. ACLS and the Bank will also originate construction loans for multi-family projects and non-residential property. While the terms of the construction and land loans offered by the Bank and the ACLS Division are substantially similar, the Bank restricts its lending to the New York metropolitan area while the ACLS division has a presence in six states. At December 31, 2001, the Company's construction and land loan portfolio amounted to $245.5 million or 8.8% of the Company's net loan portfolio of which $120.1 million consisted of residential construction loans, $6.1 million of multi-family construction loans, $27.7 million of non-residential construction loans and $91.6 million of land loans. In addition, at such date the Company had $49.0 million of undisbursed funds for construction loans in process. The Bank and ACLS disbursed $345.0 million of construction and land loans during the year ended December 31, 2001 compared to $147.2 million and $51.1 million of construction loans in 2000 and 1999, respectively. At December 31, 2001 the outstanding principal balance of construction loans in the ACLS Division loan portfolio was $143.9 million. The Company anticipates that these loans will paydown over the next twelve months to eighteen months since there will be limited new loans added to the portfolio.

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

     At December 31, 2001 the Company had $2.1 million of construction and land loans that were on non-accrual status. Management also is working closely with two builders which have loans with outstanding balances of $10.0 million and unfunded commitments of $3.0 million that are more than 30 but less than 90 days delinquent with regard to interest payments and which became non-accruing in the first quarter of 2002. These loans are for two residential construction projects in the State of California and one in the State of Florida. Based on the current appraised values of the properties securing these loans, which currently exceed the outstanding balances and monies due on the loans, management anticipates that the Company would incur minimal losses, if any, in the event that any or all of these loans are placed in foreclosure, although significant additional advances may be required in order to complete construction.

     OTHER LOANS. The Company offers a variety of other or non-mortgage loans through the Bank. Such other loans, which include commercial business loans, passbook loans, student loans, overdraft loans, manufactured home loans and a variety of other personal loans, amounted to $111.0 million or 4.0% of the Company's net loan portfolio at December 31, 2001.

     At December 31, 2001, the Company's commercial business loans amounted to $60.9 million or 2.2% of the Company's net loan portfolio. The Bank's commercial business loans have a term of up to five years and may have either fixed-rates of interest or, to a lesser extent, floating rates tied to the prime rate. The Bank's commercial business loans are made to small to medium sized businesses within the Bank's market area. A substantial portion of the Bank's small business loans is unsecured with the remainder generally secured by perfected security interests in accounts receivable and inventory or other corporate assets. The Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. In addition, the Bank may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor's home or the business property. In such cases, the loan, while underwritten to commercial business loan standards, is reported as a single-family or commercial real estate mortgage loan, as the case may be. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

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

     LOAN ORIGINATION COSTS AND FEES. In addition to interest earned on loans, the Bank receives loan origination fees or "points" on a portion of the loans it originates. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. Loan costs, which are deferred, are primarily the direct costs to originate a loan, fees paid to brokers and mortgage taxes which are charged in certain states that the Bank operates in.

     In accordance with SFAS No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Bank's loan origination fees and certain related direct loan origination costs and fees are offset, and the resulting net amount is deferred and amortized as an adjustment to interest income over the contractual life, adjusted for prepayments, of the related loans resulting in an adjustment to the yield of such loans. For loans that are sold by the Bank, the unamortized portion of the deferred fees and costs is an adjustment to the gain or loss on the sale. At December 31, 2001, the Bank had $5.2 million of such net deferred loan costs.

MORTGAGE BANKING ACTIVITIES

     SIB Mortgage Corp., a wholly owned subsidiary of the Bank, doing business as "Ivy Mortgage" conducts mortgage banking in 42 states.

     SIBMC's primary business is to originate residential loans and sell them either into the secondary market with servicing released, or, to a lesser extent, to the Bank for retention in its portfolio. SIBMC services its loans held for sale on an interim basis and its loans held for investment which consist of residential permanent and construction loans. SIBMC has no loan servicing asset recorded on its balance sheet since it currently sells all servicing rights that it originates.

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

     SIBMC's loan originations for 2001 were $4.0 billion compared to $760.1 million in 2000 and $708.5 million in 1999. The record level of originations for 2001 was driven by the level of refinance transactions due to the favorable interest rate environment during the year and the geographic expansion of SIBMC into 15 additional states. These origination levels resulted in record loan sales in 2001 of $2.9 billion compared to loan sales of $503.0 million in 2000 and $643.0 million in 1999. To meet the demands from the increased loan origination volumes, SIBMC expanded its back office operations to both service and transfer loans to investors. Management will continue to seek new markets to enter either through new offices or acquisitions to maintain and increase the level of loan originations.

     The Bank has provided SIBMC with a $1.4 billion line of credit to finance its loan originations and a working capital line of $15.0 million. At December 31, 2001, $1.3 billion was outstanding on such line of credit for loan originations. The working capital line of credit to SIBMC for day-to-day operating expenses was not drawn on as of December 31, 2001. Interest paid by SIBMC on such intra-Company loans is eliminated upon consolidation in the Company's financial statements.

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

     In the course of originating mortgage loans, SIBMC collects certain fees from the borrower including, but not limited to, origination, application, appraisal, credit and other fees. The amount of fees vary depending upon the origination channel. Certain fees are received at the time an application is taken while other fees are collected at closing.

     In the normal course of originating mortgage loan, SIBMC collects certain fees from the borrower. The amount, type of fees collected and the timing of when the fees are collected vary depending upon the origination channel and the type of loan as well as SIBMC's objectives concerning volumes and regulatory compliance. SIBMC also incurs certain costs associated with loan origination, processing and underwriting. These fees include out of pocket fees paid to third parties as well as personnel and other direct operating costs. In accordance with SFAS 91, SIBMC defers direct loan fees and costs incurred throughout the origination process and amortizes them over the contractual life of the loan under the interest method as an adjustment to yield.

     At December 31, 2001, SIBMC had $673.8 million in commitments to originate one-to four-family residential mortgage loans. In the normal course of business borrowers may elect to "lock-in" the interest rate on the loan. The term of lock-in ranges from three days prior to closing up to one year prior to closing. The Mortgage Company has implemented a hedging strategy designed to mitigate the risk associated with price movements caused by changes in market rates of interest. The hedging strategy consists of "locking" the loan directly with the intended investor or to a larger extent "selling forward" mortgage-backed securities of a comparable coupon. To the extent that the loans are agency eligible they will be delivered into that security or the trade is assigned along with the loan to a third party. To the extent that the loans being hedged are not agency eligible, the Mortgage Company will buy back the forward sale to close the position to eliminate the hedge and deliver the loans to the investor on a bulk basis. These transactions are primarily with nationally recognized brokerage firms.

     The unallocated forward securities sales of $248.0 million at December 31, 2001 had a market appreciation of $1.0 million which was recorded as a gain on sale.

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

     SIBMC had $856.2 million in commitments to sell loans at December 31, 2001. SIBMC records the gain or loss on loan sales at the time the loan is funded. When SIBMC sells loans, pursuant to relatively standard representations and warranties, it assumes limited recourse for first payment defaults, fraud and non-compliance with its investors' underwriting guidelines. The first payment default recourse is generally limited to a loan that goes into foreclosure where the delinquency occurred within the first 90 days after a loan is sold to an investor. The recourse obligation for fraud and non-compliance to underwriting standards is generally for the life of the loan. During 2001, SIBMC repurchased $5.8 million in loans and incurred losses of $1.4 million due to these recourse obligations. During 2000, SIBMC repurchased one loan for $220,000 and incurred a loss of approximately $5,000.

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

     DELINQUENT LOANS. The following table sets forth information concerning delinquent loans that are still accruing in the held for investment and held for sale loan portfolio at December 31, 2001, in dollar amounts and as a percentage of each category of the Company's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                    30-59 Days                 60-89 Days               90 Days or More
                              -----------------------    -----------------------    -----------------------
                                           Percent of                 Percent of                 Percent of
                                              Loan                       Loan                       Loan
                                Amount      Category       Amount      Category       Amount      Category
                              ----------   ----------    ----------   ----------    ----------   ----------
                                                          (Dollars in Thousands)
Mortgage loans:
  Single-family residential   $   15,634         0.76%   $    5,945         0.29%   $    5,432         0.26%
  Multi-family residential           567         1.16           162         0.33            --         0.00
  Commercial real estate           3,848         1.15         1,510         0.45            --         0.00
  Construction and land            9,113         3.71         5,339         2.17           509         0.21
  Home equity                         62         0.48           258         2.01            30         0.23
                              ----------                 ----------                 ----------
Total mortgage loans              29,224         1.08        13,214         0.49         5,971         0.22
                              ----------                 ----------                 ----------

Other loans:
  Commercial business loans        1,257         2.93            42         0.10           774         1.80
  Other loans                      2,645         3.89           586         0.86           468         0.69
                              ----------                 ----------                 ----------
    Total other loans              3,902         3.51           628         0.57         1,242         1.12
                              ----------                 ----------                 ----------
    Total delinquent loans    $   33,126         1.18%   $   13,842         0.49%   $    7,213         0.26%
                              ==========                 ==========                 ==========

     LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING AND NON-ACCRUING ASSETS. The following table sets forth information with respect to, non-accruing loans, and other real estate owned and loans past due 90 days or more and still accruing in the held for investment and held for sale loan portfolio.

                                                         Years Ended December 31,
                                         --------------------------------------------------------
                                           2001        2000        1999        1998        1997
                                         --------    --------    --------    --------    --------
                                                          (Dollars in Thousands)
Non-Accruing Assets:
  Mortgage loans:
    Single-family residential            $  7,663    $  3,335    $  2,899    $  7,067    $  9,395
    Multi-family residential                   --         340          --         131         319
    Commercial real estate                  4,086       2,979       5,568       6,534       8,436
    Construction and land                   2,117         524       1,793       1,761       1,131
    Home equity                                38           5         106         212         545
  Other loans:
    Commercial business loans                 558       1,482       1,783         346         835
    Other consumer loans                      631       1,111         325         181         570
                                         --------    --------    --------    --------    --------
        Total non-accrual loans            15,093       9,776      12,474      16,232      21,231
  Other real estate owned                     996         762         887         849         618
  Other repossessed assets                    231         131          --          --          --
                                         --------    --------    --------    --------    --------
    Total non-accruing assets              16,320      10,669      13,361      17,081      21,849

Loans past due 90 days or more and
   still accruing                           7,213       7,068       6,886       7,422          --
                                         --------    --------    --------    --------    --------
Non-accruing assets and loans past due
  90 days or more and still accruing     $ 23,533    $ 17,737    $ 20,247    $ 24,503    $ 21,849
                                         ========    ========    ========    ========    ========

Non-accruing assets to total loans
  including held for sale                    0.41%       0.36%       0.62%       1.16%       1.98%
Non-accruing assets to total assets          0.27%       0.20%       0.30%       0.45%       0.82%
Non-accruing loans to total loans
  including held for sale                    0.38%       0.33%       0.58%       1.10%       1.93%
Non-accruing loans to total assets           0.25%       0.19%       0.28%       0.43%       0.80%

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

     CLASSIFIED AND CRITICIZED ASSETS. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high probability of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated as "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

     For the twelve months ended December 31, 2001 classified assets increased by $34.1 million to $60.1 million at December 31, 2001. The primary reasons for this increase was the downward trend in the local economy, the growth and changing mix of the loan portfolio, the increase in past due and non-accrual loans, the three past-due construction loans previously mentioned and the increased emphasis placed on loan review as evidenced by the inclusion of single-family residential mortgage loans in our asset classification system. In response to this increase, management continues to enhance its loan servicing and collection procedures along with continued emphasis on loan review and loan underwriting. The assets were classified into the following categories at December 31, 2001, substandard $40.1 million, special mention $19.1 million, doubtful $382,000 and loss $246,000.

     ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses was $20.0 million at December 31, 2001 or 132.8% of non-accrual loans and 0.50% of the Company's total loans receivable, including loans held for sale, at such date. The level of the allowance for loan losses is intended to be maintained at a level sufficient to absorb all estimated, probable losses inherent in the loan portfolio. In determining the appropriate level of the allowance for loan losses and accordingly, the level of the provision for loan losses, the Company on a quarterly basis reviews the mix and volume of the portfolio and its inherent risks, the level of non-accruing loans and delinquencies, historical loss experience, local and national economic conditions including the direction of real estate values and current trends in regulatory supervision. As a result of current economic conditions, an increase in the level of non-accruing loans, the volume of loan originations, and current events in the Bank's primary market area, the provision for loan losses was $8.8 million for the year ended December 31, 2001 compared to a provision of $652,000 for the year ended December 31, 2000.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                         Year Ended December 31,
                                        ---------------------------------------------------------
                                          2001        2000        1999         1998        1997
                                        --------    --------    --------     --------    --------
                                                          (Dollars in Thousands)
Allowance at beginning of period        $ 14,638    $ 14,271    $ 16,617     $ 15,709    $  9,977
Provisions (Benefit)                       8,757         652      (1,843)       1,594       6,003
Increase as a result of acquisition           --         847          --           96          --
Charge-offs:
  Mortgage loans:
    Single-family residential              1,854         120         148          358         501
    Multi-family residential                  --          --          --           31         100
    Commercial real estate                    --         134         474          344         210
    Construction and land                     --           6          --           --          --
  Other loans                              2,411       1,926       1,043        1,386         507
                                        --------    --------    --------     --------    --------
    Total charge-offs                      4,265       2,186       1,665        2,119       1,318
Recoveries:
  Mortgage loans:
    Single-family residential                131          19         456          267         533
    Multi-family residential                  --          --          --           --          --
    Commercial real estate                    --          27          34          210         251
    Construction and land                     --          --          --            3          10
  Other loans                                780       1,008         672          857         253
                                        --------    --------    --------     --------    --------
    Total recoveries                         911       1,054       1,162        1,337       1,047

Allowance at end of period              $ 20,041    $ 14,638    $ 14,271     $ 16,617    $ 15,709
                                        ========    ========    ========     ========    ========
Allowance for loan losses to total
  non-accruing loans at end of period     132.78%     149.73%     114.40%      102.37%      73.69%
                                        ========    ========    ========     ========    ========
Allowance for loan losses to total
  loans at end of period(1)                 0.50%       0.49%       0.66%        1.07%       1.42%
                                        ========    ========    ========     ========    ========

----------
(1)  Calculated on the basis of total loans including loans held for sale.

     The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                                 At December 31,
             ---------------------------------------------------------------------------------------------------------------------
                    2001                    2000                    1999                    1998                    1997
             ---------------------   ---------------------   ---------------------   ---------------------   ---------------------
                       Percent of              Percent of              Percent of              Percent of              Percent of
                        Loans in                Loans in                Loans in                Loans in                Loans in
                          Each                    Each                    Each                    Each                    Each
                       Category to             Category to             Category to             Category to             Category to
              Amount   Gross Loans    Amount   Gross Loans    Amount   Gross Loans    Amount   Gross Loans    Amount   Gross Loans
             --------  -----------   --------  -----------   --------  -----------   --------  -----------   --------  -----------
                                                            (Dollars in Thousands)
Residential     8,463        73.96%     2,686        77.88%     5,890        81.08%     5,562        81.90%     5,853        80.36%
Commercial      7,599        24.60      9,237        19.75      5,579        16.75      7,721        17.16      6,696        19.25
Other loans     3,979         1.78      2,715         2.48      2,802         2.58      3,334         2.12      3,160         2.23
             --------  -----------   --------  -----------   --------  -----------   --------  -----------   --------   ----------
    Total    $ 20,041       100.34%  $ 14,638       100.11%  $ 14,271       100.41%  $ 16,617       101.18%  $ 15,709       101.84%
             ========  ===========   ========  ===========   ========  ===========   ========  ===========   ========   ==========

     The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the Company's level of allowance for loan losses will be sufficient to absorb future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from those conditions used by management to determine the current level of the allowance for loan losses. In addition, the OTS, as an integral part of its examination process, periodically reviews the Company's allowance for loan losses. Such agency may require the Company to make adjustments to the loan loss reserve based upon their own judgments which could differ from those of management.

SECURITIES ACTIVITIES

     GENERAL. As of December 31, 2001, the Company had securities totaling $1.5 billion or 25.5% of the Company's total assets at such date. The unrealized appreciation on the Company's securities available for sale amounted to $9.8 million, net of income taxes, as of December 31, 2001. The securities investment policy of the Company, which has been established by the Board of Directors, is designed, among other things, to assist the Company in its asset/liability management policies. The investment policy emphasizes principal preservation, favorable returns on investments, maintaining liquidity within designated guidelines, minimizing credit risk and maintaining flexibility. The current securities investment policies permit investments in various types of assets including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of mortgage-backed and mortgage-related securities, commercial paper, certificates of deposit, equities and federal funds sold to financial institutions approved by the Board of Directors.

     The Company's securities portfolio, on a non-consolidated basis, as of December 31, 2001 was $69.4 million, consisting of equity investments and certain corporate bonds which are not permitted investments for a federally chartered thrift.

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

                                                               Year Ended December 31,
                                                     ------------------------------------------
                                                     2001 (Restated)       2000         1999
                                                     ---------------   -----------  -----------
                                                                (Dollars in Thousands)
Securities at beginning of period                     $   1,888,946    $ 1,963,954  $ 2,029,041
Purchases:
  U.S. Government and agencies                                   --        219,313      121,954
  State and municipals                                           --          1,515           --
  Agency mortgage-backed securities                         193,731         65,589      153,489
  Agency CMOs                                                13,974         10,981       66,637
  Private CMOs                                                   --             16       38,130
  Other debt securities                                      88,844         45,180       44,497
  Marketable equity securities                               40,479         39,038       92,408
                                                      -------------    -----------  -----------
Total purchases                                             337,028        381,632      517,115

Sales:
  U.S. Government and agencies                               10,000        198,212           --
  State and municipals                                           --             --           --
  Agency mortgage-backed securities                          76,410         26,075           --
  Agency CMOs                                                    --            645           --
  Private CMOs                                                   --             --           --
  Other debt securities                                      59,496         39,797       23,681
  Marketable equity securities                               66,350         45,493       52,576
                                                      -------------    -----------  -----------
Total sales                                                 212,256        310,222       76,257

Repayments and prepayments:
  U.S. Government and agencies                              112,730          8,100       33,050
  State and municipals                                          115            140           --
  Agency mortgage-backed securities                         195,000        139,847      240,177
  Agency CMOs                                               109,018         35,805       46,949
  Private CMOs                                               76,058         24,592       69,754
  Other debt securities                                         170            103           --
  Marketable equity securities                                1,250             --           --
                                                      -------------    -----------  -----------
    Total repayment and prepayments                         494,341        208,587      389,930

Accretion of discount and (amortization of premium)             499          1,227      (10,497)
Write-down for other than temporary impairment              (14,506)            --       (9,069)
Unrealized gains or (losses) on available-for-sale
  securities                                                 23,269         60,942      (96,449)
                                                      -------------    -----------  -----------
Securities at end of period                           $   1,528,639    $ 1,888,946  $ 1,963,954
                                                      =============    ===========  ===========

     MORTGAGE-BACKED AND MORTGAGE-RELATED SECURITIES. The Company purchases mortgage-backed securities and mortgage-related securities in order to generate positive interest rate spreads with minimal administrative expense, lower its credit risk as a result of guarantees provided by FNMA, FHLMC and GNMA, increase the liquidity of the Company and utilize these securities as collateral for borrowing. The Company has primarily invested in mortgage-backed and mortgage-related securities issued or sponsored by private issuers, and by GNMA, FNMA and FHLMC. At December 31, 2001, the Company's securities included $1.1 billion, or 18.6% of total assets, of mortgage-backed and mortgage-related securities. At such date, 13.0% of the mortgage-backed and mortgage-related securities were adjustable rate and 87.0% were fixed rate. The portfolio of mortgage-backed and mortgage-related securities had a weighted average yield of 6.42%, and an anticipated or estimated duration of 3.28 years as of December 31, 2001.

     The portfolio of mortgage-backed and mortgage-related securities consisted of mortgage-backed securities of $642.6 million, or 10.7% of total assets, and CMO's of $473.3 million, or 7.9% of total assets at December 31, 2001. The mortgage backed securities were issued or guaranteed by GNMA, FHLMC or FNMA and $130.1 million of the CMOs were issued or guaranteed by FHLMC and GNMA and $343.2 million were privately issued and are all rated AAA.

     U.S. GOVERNMENT AND AGENCY OBLIGATIONS. At December 31, 2001, the Company's U.S. Government securities portfolio totaled $1.1 million with a weighted average maturity of 0.9 years. The U.S. Government agency securities portfolio, consisting of callable securities, totaled $56.5 million with a weighted average maturity of 7.2 years and a weighted average life of 0.6 years to the call date.

     OTHER SECURITIES. At December 31, 2001 the Company's other securities totaled $178.3 million or 3.0% of total assets. Other securities consist of $176.8 million in corporate bonds, $1.3 million in municipal bonds and $250,000 in foreign bonds. The corporate bonds consist of $126.7 in fixed rate bonds and $50.1 million in adjustable-rate bonds using three month LIBOR as the primary index. The weighted average maturity of the corporate bond portfolio is 23.9 years.

     In the corporate bond portfolio, at December 31, 2001, the Company held four bonds whose carrying value was written down by an aggregate of $14.5 million in the fourth quarter of 2001 based on management's decision that these bonds were other than temporarily impaired. Three of these issues were collateralized bond obligations which accounted for $9.7 million of the write-down in the fourth quarter of 2001. The fourth bond, which was corporate debt, was written down by $4.8 million in the fourth quarter of 2001. At December 31, 2001, the carrying value of these four bonds was $10.0 million compared to a carrying value of $24.5 million for the four bonds at December 31, 2000. The Company will continue to monitor the status of individual securities issues in its securities available for sale portfolio and, in accordance with generally accepted accounting principles, determine if any securities are permanently impaired and record impairment charges if necessary.

     The following table sets forth certain information regarding the contractual maturities of the Bank's U.S. Government Agency obligations and other securities (all of which were classified as available for sale) at December 31, 2001.

                                                                   At December 31, 2001
                         ---------------------------------------------------------------------------------------------------------
                          Maturing      Weighted      Maturing     Weighted    Maturing in    Weighted     Maturing     Weighted
                          in Under      Average       in Under     Average        Under       Average       in Over     Average
                           1 Year        Yield        1-5 Years     Yield      6-10 Years      Yield       10 Years       Yield
                         -----------  -----------   -----------  -----------   -----------  -----------   -----------  -----------
                                                                  (Dollars in Thousands)
U.S. Government and
  federal agency
  obligations            $     1,000        11.63%  $        --         0.00%  $    55,775         6.21%  $        --         0.00%
Other securities                  25         6.75        23,320         5.74        37,785         7.17       140,547         7.84
                         -----------                -----------                -----------                -----------
                         $     1,025                $    23,320                $    93,560                $   140,547
                         ===========                ===========                ===========                ===========

     EQUITY SECURITIES. At December 31, 2001 the Company's investment in equity securities was $176.8 million or 3% of assets. The equity investment consisted primarily of $102.9 million in FHLB stock, $34.3 million in mutual funds, $19.8 million in preferred stock and $19.7 million in common stock. The required level of investment in FHLB stock as a member is the higher of 5% of the amount of advances the Bank has outstanding with the FHLB or 1% of residential mortgage loans. There is no market for the Company's FHLB stock, however, when the required level of ownership declines, the FHLB repurchases the stock. All equity investments are classified as available for sale.

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

     DEPOSITS. The Bank offers a variety of deposit accounts which have a range of interest rates and terms. At December 31, 2001, the Bank's deposit accounts consisted of savings (including club accounts), NOW accounts, checking accounts, money market accounts and certificates of deposit ("CDs") (including brokered
CDs). The Bank also offers certificates of deposit accounts with balances in excess of $100,000 at preferential rates (jumbo certificates) and also Individual Retirement Accounts ("IRA") and other qualified plan accounts. While jumbo certificate of deposit accounts are accepted by the Bank at preferential rates, other than brokered CDs, the Bank does not solicit such deposits outside of its market area as such deposits are more difficult to retain than core deposits. To enhance the deposit products it offers, build customer relationships and increase market share in certain markets, the Bank offered a new money market account (that also required the opening of a corresponding checking account) in

2001.

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

     The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                  Year Ended December 31,
                                          ----------------------------------------
                                              2001          2000          1999
                                          ------------  ------------  ------------
                                                   (Dollars in Thousands)
Beginning balance                         $  2,345,213  $  1,820,233  $  1,729,060
Net increase excluding acquired deposits       474,265        88,145        42,065
Acquired deposits                                   --       368,438            --
Interest credited                               81,850        68,397        49,108
                                          ------------  ------------  ------------
Increase in deposits                           556,115       524,980        91,173
                                          ------------  ------------  ------------
Ending balance                            $  2,901,328  $  2,345,213  $  1,820,233
                                          ============  ============  ============

     The following table sets forth, by various interest rate categories, the certificates of deposit with the Bank at the dates indicated.

                            Year Ended December 31,
                     ------------------------------------
                         2001         2000        1999
                     -----------   ----------  ----------
                            (Dollars in Thousands)
0.00 to 2.99%        $   250,444   $       --  $      343
3.00 to 3.99%            268,821          292       1,912
4.00 to 4.99%            295,784      216,385     406,285
5.00 to 6.99%            256,381      694,684     162,666
7.00 to 8.99%             12,470       36,223       1,837
                     -----------   ----------  ----------
Total                $ 1,083,900   $  947,584  $  573,043
                     ===========   ==========  ==========

     WEIGHTED AVERAGE RATE. The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit at December 31, 2001.

                               Over Six Months   Over One Year   Over Two Years
                  Six Months       Through          Through         Through          Over
                   And Less        One Year        Two Years      Three Years     Three Years
                  ----------   ---------------   -------------   --------------   -----------
                                            (Dollars in Thousands)
0.00 to $ 2.99%   $  154,520   $        64,499   $      14,716   $            8   $    16,701
3.00 to 3.99%        104,438            91,311          64,117            8,328           626
4.00 to 4.99%         95,524           152,853          20,589           16,340        10,478
5.00 to 6.99%        134,077            34,437          45,340           13,361        29,166
7.00 to 8.99%          1,395               347             862               --         9,867
                  ----------   ---------------   -------------   --------------   -----------
Total             $  489,954   $       343,447   $     145,624   $       38,037   $    66,838
                  ==========   ===============   =============   ==============   ===========

     As of December 31, 2001, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $285.2 million. The following table presents the maturity of these certificates of deposit at such date.

                                     December 31, 2001
                                 --------------------------
                                   (Dollars in Thousands)
3 months or less                         $ 114,746
Over 3 months through 6 months              47,141
Over 6 months through 12 months             82,326
Over 12 months                              40,945
                                         ---------
                                         $ 285,158
                                         =========

     The following table sets forth the average dollar amount of deposits in the various types of deposit accounts offered by the Bank at the dates indicated.

                                                      Year Ended December 31,
                           -----------------------------------------------------------------------------
                                     2001                       2000                       1999
                           -----------------------    -----------------------    -----------------------
                                         Weighted                   Weighted                   Weighted
                             Average     Average        Average     Average        Average     Average
                             Balance       Rate         Balance       Rate         Balance       Rate
                           -----------  ----------    -----------  ----------    -----------  ----------
                                                       (Dollars in Thousands)
Savings accounts           $   817,890        2.18%   $   793,908        2.45%   $   752,131        2.49%
Certificates of deposits     1,017,634        5.22        827,504        5.41        556,635        4.76
Money market accounts          228,297        3.70        129,002        3.20         87,983        2.96
NOW accounts                   101,981        1.83         90,085        2.03         77,088        2.01
Demand deposits                453,120                    382,814                    321,414
                           -----------                -----------                -----------
    Total                  $ 2,618,922        3.10%   $ 2,223,313        3.16%   $ 1,795,251        2.75%
                           ===========  ==========    ===========  ==========    ===========  ==========

     BORROWED FUNDS. The Company's borrowings at December 31, 2001 were $2.5 billion or 40.9% of assets and consisted of primarily FHLB advances secured by the Bank's residential loan portfolio and reverse repurchase agreements entered into with the FHLB and nationally recognized securities brokerage firms. FHLB advances and reverse repurchase agreements were $1.7 billion and $660.4 million, respectively, at December 31, 2001. SIBMC entered into repurchase agreements of $150.0 million each in the fourth quarter of 2001 and first quarter of 2002 with two individual financial institutions. SIBMC's obligations under these repurchase agreements are fully guaranteed by the Bank. The outstanding balances of the repurchase agreement was $66.3 million at December 31, 2001.

     In 2001, borrowings were used to fund certain higher yielding loan originations primarily at SIBMC. The Company intends to reduce borrowings as a percentage of assets in the year 2002 and to continue to emphasize more traditional funding sources such as deposit growth in all markets.

     The following table sets forth information with respect to the Company's borrowings at and during the periods indicated.

                                    At or For the Year Ended December 31,
                                  -----------------------------------------
                                      2001           2000           1999
                                  -----------    -----------    -----------
                                           (Dollars in Thousands)
Maximum month-end balance         $ 2,535,392    $ 2,249,963    $ 2,049,372
Average balance                   $ 2,399,963    $ 2,147,718    $ 1,674,990
Year end balance                  $ 2,451,762    $ 2,241,011    $ 2,049,372
Weighted average interest rate:
At end of year                           4.64%          6.28%          5.65%
During the year                          5.39%          6.19%          5.36%

TRUST ACTIVITIES

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

SUBSIDIARIES

     SIB Mortgage Corp., doing business as Ivy Mortgage, (SIBMC) is a wholly owned subsidiary of the Bank incorporated in the State of New Jersey in 1998. SIBMC currently originates loans in 42 states and had assets totaling $1.5 billion at December 31, 2001.

     SIB Investment Corporation ("SIBIC") is a wholly owned subsidiary of the Bank that was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at December 31, 2001 were $906.6 million.

     Staten Island Funding Corporation ("SIFC") is a wholly owned subsidiary of SIBIC incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust ("REIT"). The Bank transferred real estate mortgage loans totaling $648.0 million, net, to SIFC in 1998. In return, the Bank received all the shares of common stock and preferred stock in SIFC. The assets of SIFC totaled $655.9 million at December 31, 2001.

     SIB Financial Services Corporation ("SIBFSC") is a wholly owned subsidiary of the Bank incorporated in the State of New York in 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of SBLI USA Mutual Insurance Company, Inc. SIBFSC had assets of $712,000 as of December 31, 2001.

EMPLOYEES

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

     The Bank's tangible capital ratio was 7.01%, its core capital ratio was 7.05% and its total risk-based capital ratio was 13.35% at December 31, 2001.

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

     BAD DEBT RESERVES. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge-off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2001 is approximately $2.4 million. The Bank began to recapture the reserve in 1998.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected historical financial data at and for the five years ended December 31, 2001 is derived in part from the audited financial statements of Staten Island Bancorp, Inc. (the "Company"). The selected historical financial data set forth below should be read in conjunction with the historical financial statements of the Company, including the related notes included elsewhere herein. All per share amounts have been adjusted for the two-for-one stock split in the year 2001.

                                                                    At December 31,
                                     -------------------------------------------------------------------------
                                     2001 (Restated)       2000          1999          1998          1997
                                     ---------------    ------------  ------------  ------------  ------------
                                                           (000's omitted, except share data)
SELECTED FINANCIAL CONDITION DATA:

Total assets                           $  6,005,053     $  5,240,864  $  4,489,314  $  3,776,947  $  2,651,170
Securities available for sale             1,528,639        1,888,946     1,963,954     2,029,041     1,350,918
Loans, net                                2,806,619        2,847,660     2,150,039     1,457,058     1,082,918
Loans held for sale                       1,185,593          116,163        46,588        77,943            --
Intangible assets(1)                         58,871           62,447        15,432        17,701        18,414
Deposits                                  2,901,328        2,345,213     1,820,233     1,729,061     1,623,652
Borrowings                                2,451,762        2,241,011     2,049,411     1,344,517       250,042
Stockholders' equity                        563,803          585,532       571,377       669,042       685,886
Tangible book value per share                  8.08             7.49          7.19          7.45          7.40
Common shares outstanding                62,487,286       69,841,974    77,387,246    87,409,624    90,260,624

                                                                 For the Year Ended December 31,
                                             ----------------------------------------------------------------
                                             2001 (Restated)     2000        1999         1998        1997
                                             ---------------   ---------   ---------    ---------   ---------
                                                               (000's omitted, except share data)
SELECTED OPERATING DATA:

Net interest income                          $       162,405   $ 140,684   $ 138,409    $ 121,072   $  86,755
Provision (benefit) for loan losses                    8,757         652      (1,843)       1,594       6,003
Other income                                         113,218      43,562      30,853       10,380       7,454
Charitable contribution to SI Bank & Trust
  Community Foundation                                    --          --          --           --      25,817
Other expenses                                       197,167      96,760      82,971       55,918      42,908
Income tax expense                                    23,966      32,908      35,259       29,678       4,932
Net income                                            45,733      53,926      52,875       44,262      14,549
Earnings (loss) per share fully diluted                 0.75        0.80        0.70         0.53       (0.15)(3)

Cash dividends paid per share                           0.32        0.26        0.21         0.12          --

                                                                At or For the Year Ended December 31,
                                                      -------------------------------------------------------
                                                      2001 (Restated)     2000      1999      1998      1997
                                                      ---------------    ------    ------    ------    ------
KEY OPERATING RATIOS:

Performance Ratios:(2)(3):
   Return on average assets                                      0.81%     1.09%     1.28%     1.45%     0.70%
   Return on average equity                                      7.92      9.61      8.44      6.39      7.79
   Average interest-earning assets to average
     interest-bearing liabilities                              114.92    117.83    125.65    139.98    118.70
   Interest rate spread(4)                                       2.50      2.22      2.60      2.93      3.82
   Net interest margin(4)                                        3.10      2.99      3.50      4.13      4.39
   Non-interest expenses, exclusive of
      amortization of intangible assets, to average
      assets                                                     3.39      1.85      1.93      1.76      1.96
Asset Quality Ratios:
   Non-accruing assets to total assets at end of
      period(5)                                                  0.27      0.20      0.30      0.45      0.83
   Allowance for loans losses to non-accruing                  132.78    149.73    114.40    102.37     73.69
      loans at end of period
   Allowance for loan losses to total loans at end               0.50      0.49      0.65      1.07      1.42
      of period(6)
Capital Ratios:
   Average equity to average assets(3)                          10.21     11.35     15.17     22.64      8.96
   Tangible equity to assets at end of period                    8.28     10.09     13.01     16.84     24.78
   Total capital to risk-weighted assets                        14.41     18.77     25.58     35.93     59.62

----------

(1) Consists of excess of cost over fair value of net assets acquired ("goodwill"), core deposit intangibles and loan servicing assets which amounted to $52.9 million, $2.4 million and $3.6 million, respectively, at December 31, 2001.

(2) With the exception of end of period ratios, all ratios are based on average daily balances during the respective periods.

(3) The conversion proceeds were received on December 22, 1997 and have been reflected in the performance and other ratios as of that date. Per share information for 1997 is since conversion.

(4) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities; net interest margin represents net interest income as a percentage of average interest-earning assets.

(5) Non-accruing assets consist of non-accrual loans and real estate acquired through foreclosure or by deed-in-lieu thereof.

(6)  Calculated on the basis of total loans including loans held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     GENERAL. As previously indicated in the Explanatory Note commencing at page 1 of this Annual Report on Form 10-K/A, the Company has restated its financial statements at and for the year ended December 31, 2001. The Company's restated financial statements are included in Item 8 hereof. The primary differences in the restated financial statements to the previously reported amounts were due to adjustments in the Company's accounting for its Stock Option Plan to reflect variable plan accounting, which resulted in additional non-cash compensation expenses of $27.2 million (pre-tax) for the year ended December 31, 2001, and additional impairment charges of $14.5 million (pre-tax) taken in the fourth quarter of 2001 on certain securities. In addition, adjustments were made to the accounting for dividends paid on unallocated shares in the Company's ESOP, on the proper timing for recognizing gains on loans sold by SIBMC, on deferred loan fees and costs and on previously unrecorded market appreciation in unallocated forward securities sales by SIBMC in 2001. As a result of such adjustments, the Company's net income was $45.7 million, or $0.75 per diluted share, for the year ended December 31, 2001 rather than the $70.1 million, or $1.15 per diluted share, previously reported. The discussion below has been revised to reflect the adjustments to the Company's financial statements. For additional information on the restatement, see also Note 17 of the "Notes to Consolidated Financial Statements" included in Item 8 hereof.

     The following discussion is intended to assist in understanding the financial condition and results of operations of Staten Island Bancorp, Inc. The information contained in this section should be read in conjunction with the Financial Statements and the accompanying Notes to Financial Statements and the other sections contained in this Annual Report.

     The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company's results of operations also are affected by the provision or benefit for loan losses, the level of its non-interest income, the largest portion of which is composed of gains on the sales of loans by the Company's mortgage-banking subsidiary, SIB Mortgage Corp., and expenses and income tax expense.

     ASSET AND LIABILITY MANAGEMENT. The principal goal of the Company's interest rate risk management is to minimize the potential of adverse effects of material and prolonged increases or decreases in interest rates on the Company's results of operations. The Company evaluates the inherent interest rate risk in certain balance sheet accounts in an effort to determine the acceptable level of interest rate risk exposure based on the Company's business plan, operating environment, capital, liquidity requirements and performance objectives. The Board of Directors sets limits for earnings at risk and the net portfolio value ("NPV") ratio in order to reduce the potential vulnerability of the Company's operations to changes in interest rates. The Company's Asset and Liability Management Committee ("ALCO") is comprised of members of the Company's management under the direction of the Board of Directors. The purpose of the ALCO is to coordinate asset and liability management consistent with the Company's business plan and Board approved policies and limits. The ALCO establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The ALCO generally meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits compared to current projections pursuant to "gap analysis" and income simulations. At each meeting, the ALCO recommends appropriate strategy changes based on such review which are then reported to the Board of Directors.

     MARKET RISK. The Company's primary market risk is interest rate volatility due to the potential impact on net interest income and the market value of all interest-earning assets and interest-bearing liabilities. The Company is not subject to foreign exchange or commodity price risk and the Company does not own any trading assets. The real estate loan portfolio of the Company is concentrated primarily within the New York metropolitan area, making it subject to the risks associated with the local economy.

INTEREST RATE SENSITIVITY.

     Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent by which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. As of December 31, 2001, the ratio of the Company's one-year interest rate gap to total assets was a positive 10.8% and its ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year was 131.0%.

     The static gap analysis alone is not a complete representation of interest rate risk since it fails to account for changes in prepayment speeds on the Company's loan and investment portfolios in different rate environments and does not address the extent to which rates on assets or liabilities may change or reprice. The behavior of deposit balances will also vary with changes in the customer mix, management's pricing strategies and changes in the general level of interest rates. Thus, gap analysis does not provide a comprehensive presentation of the possible risks to income embedded in the balance sheet, customer structure and various management strategies.

     To measure earnings at risk, ALCO makes extensive use of an earnings simulation model in the formation of its interest rate risk management strategies. The model uses management assumptions concerning the repricing of assets and liabilities, as well as business volumes projected under a variety of interest rate scenarios. These scenarios incorporate interest rate increases of 200 basis points and decreases of 100 basis points over a twelve-month period.

     Management's assumptions for prepayments in the loan portfolio and pricing of the Company's deposit products are based on management's review of past behavior of the Company's depositors and borrowers in response to changes in both general market interest rates and rates offered by the Company's savings bank subsidiary, SI Bank & Trust. These assumptions represent management's estimates and do not necessarily reflect actual results.

     At December 31, 2001, based on this model, the Company's potential earnings at risk due to a gradual 200 basis point rise or a gradual 100 basis point decline in market interest rates over the next twelve months was a 11.8% decrease in projected net income for the year 2002 in a rising rate environment, and a 22.2% increase in projected net income for the year 2002 in a declining rate environment. The change in earnings in the different rate environments is primarily due to the projected change in the level of loan originations at SIB Mortgage Corp. and the change in spreads on loan sales in the different rate environments.

     Management has included all financial instruments and assumptions which are expected to have a material effect in calculating the Company's potential net income. These measures of risk represent the Company's exposure to interest rate movements at a particular point in time. The ALCO monitors the Company's risk profile on a quarterly basis, or as needed, to monitor the effects of movement in interest rates and also any changes or developments in the Company's core business.

     The Company also reviews the market value of portfolio equity ("NPV") which is defined as the net present value of an institution's existing assets, liabilities and off balance sheet instruments on a quarterly basis. The OTS monitors the Bank's interest rate risk through this calculation, which they prepare quarterly, based on data provided by the Bank. In addition, the Company prepares its NPV calculation based on its own assumptions which could vary from those used by the OTS. The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2001 based on the information and assumptions set forth in the notes below.

                                          Within        Four to        More than        More than
                                          Three          Twelve       One Year to     Three Years to      Over Five
                                          Months         Months       Three Years       Five Years          Years          Total
                                       -----------    -----------     -----------     --------------     -----------    -----------
                                                                            (000's omitted)
Interest-earning assets:
Loans receivable (1)(2):
  Mortgage loans:
     Fixed rate                        $    95,702    $   244,965     $   430,078     $      238,851     $   261,646    $ 1,271,242
     Adjustable rate                     1,471,691        331,490         443,680            168,059         181,323      2,596,243
  Other loans                               26,465          9,251          22,396             18,248          28,500        104,860
Securities
  Non-mortgage(3)                          107,195          4,992          38,024             21,494         255,286        426,991
  Mortgage-backed fixed rate(4)             86,932        230,932         295,315            172,220         170,444        955,843
  Mortgage-backed adjustable rate(4)        16,163         36,833          45,149             43,163           1,391        142,699
Other interest-earning assets               38,000             --              --                 --              --         38,000
                                       -----------    -----------     -----------     --------------     -----------    -----------
  Total interest-earning assets          1,842,148        858,463       1,274,642            662,035         898,590      5,535,878
Interest-bearing liabilities:
  Deposits
    NOW/escrow accounts(5)                  12,288         36,864          45,167             11,956          26,569        132,844
    Savings accounts(5)                     36,891        110,674         225,687            147,565         347,211        868,028
    Money market deposit accounts(5)        69,235        207,706          38,561             18,404          16,652        350,558
    Certificates of deposit                300,347        533,054         183,661             57,432           9,406      1,083,900
  Other borrowings                         336,268        418,200         853,370            445,898         398,026      2,451,762
                                       -----------    -----------     -----------     --------------     -----------    -----------
  Total interest-bearing liabilities       755,029      1,306,498       1,346,446            681,255         797,864      4,887,092
                                       ===========    ===========     ===========     ==============     ===========    ===========
Excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities           1,087,119       (448,035)        (71,804)           (19,220)        100,726        648,786
                                       ===========    ===========     ===========     ==============     ===========    ===========

Cumulative excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities         $ 1,087,119    $   639,084     $   567,280     $      548,060     $   648,786
                                       ===========    ===========     ===========     ==============     ===========
Cumulative excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities as a
  percent of assets                          18.10%         10.64%           9.45%              9.13%          10.80%
                                       ===========     ==========     ===========     ==============     ===========

----------
(1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, as adjusted to take into account estimated prepayments in the current rate environment and loans held for sale are included in the time period they are expected to be sold.
(2) Balances have been reduced for non-accruing loans, which amounted to $15.1 million at December 31, 2001.
(3)  Based on contractual maturities.
(4)  Reflects estimated prepayments in the current interest rate environment.
(5) Although the Company's NOW accounts, passbook savings accounts and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates used on these accounts are based on the latest available OTS assumptions and should not be regarded as indicative of the actual withdrawals that may be experienced by the Company. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $238.7 million or 4.0% of total assets.

     Certain assumptions are contained in the previous table which affect the presentation therein. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates of other types of assets and liabilities lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

CRITICAL ACCOUNTING POLICIES

     ACCOUNTING FOR POSSIBLE LOAN LOSSES. The Company calculates its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). This accounting standard is used to determine the allowance associated with large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The allowance for loan losses represents management's estimate of probable but unconfirmed asset impairment in the loan portfolio as of the date of the financial statements.

     In determining the adequacy of the allowance for loan losses for the Company's loan portfolio, management completes a general valuation allowance ("GVA") analysis prior to the end of each quarterly reporting period. The GVA analysis stratifies the Company's mortgage and home equity loans. Each category is further segregated into various risk rating categories. Percentages, which consider historical loss trends, are applied to the resulting risk rated categories.

     All other loans, that do not have specific reserves assigned, also have reserves assigned based on historical loss percentages and the resulting risk rated categories within each loan portfolio. Management combines the results of the GVA analysis with judgments concerning macro-economic conditions and portfolio concentrations to determine the appropriate level of the allowance for loan losses.

     Due to inherent limitations in using modeling techniques and GVA percentages, the Company also maintains an unallocated reserve. This reserve addresses short-term changes in the Company's loan products and portfolio growth, in addition to changes in the macro-economic environment. At the end of each quarter, management determines the adequacy of the unallocated reserve to address these risks. The allowance for loan losses is reviewed and approved by the Company's Board of Directors on a quarterly basis.

     INVESTMENT SECURITIES. The Company has investments in both private issuers and government sponsored agencies. The Company's investments are primarily mortgage backed securities and debt issues. The Company's investments are carried at fair value based on quoted market prices with changes in fair value recorded through the "other comprehensive income" component of stockholders' equity.

     Declines in the fair value of investments are reviewed to determine if they are other than temporary in nature. Declines in value that are judged other than temporary in nature are recognized in the consolidated statements of income. For investments other than asset-backed investments, the Company's policy is to treat a decline in the investment's quoted marked price exceeding 20% that has lasted for more then six months as an other than temporary decline in value. For asset-backed securities, the Company will consider the impairment other than temporary when there is significant deterioration in the collateral value supporting these securities resulting in a negative impact on anticipated cash flows.

     DERIVATIVE FINANCIAL INSTRUMENTS. On January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which defines forward sale commitments as derivative financial instruments. In accordance with SFAS 133, derivative financial instruments are recognized in the statement of financial condition at fair value while changes in the fair value are recognized in the consolidated statement of income in 2001. Prior to January 1, 2001 the Company did not recognize forward sale commitments in the consolidated statement of financial condition. In addition, as of December 31, 2001 and 2000, the Company did not recognize the value of interest rate lock commitments in the statement of financial position.

     The Mortgage Company currently utilizes certain derivative instruments, primarily forward delivery sale commitments, in its efforts to manage interest rate risk associated with its mortgage loan interest-rate lock commitments and mortgage loans held for sale. Prior to the closing and funds disbursement on a single-family residential mortgage loan, the Mortgage Company generally extends an interest-rate lock commitment to the borrower. Such commitment obligates the Mortgage Company to close the mortgage loan at a specified rate of interest provided the conditions to closing are satisfied. However, a period of 15 to 90 days, or more, generally elapses between the time such commitment is issued and the time that the Mortgage Company sells the closed mortgage loan into the secondary market. During such time, the Mortgage Company is subject to risk that market rates of interest may change, since the price that investors will pay for mortgage loans purchased from the Mortgage Company is dependent, in part, on the difference between the interest rate on such loans and the then current rate. Rates are based on long-term (generally 10-year) U.S. Treasury bonds plus a margin (with any such difference referred to as the spread). If market rates of interest rise, the spread between locked loans and the U.S. Treasury rate will widen and investors generally will pay less to purchase such loans resulting in a reduction in the amount of the Mortgage Company's gain recognized on sale or, possibly, a loss. In an effort to mitigate such interest rate risk, substantially at the same time the Mortgage Company extends an interest rate lock commitment to its borrower, the Mortgage Company enters into forward delivery sales commitments. Pursuant to the forward sales commitment, the Mortgage Company agrees to deliver whole mortgage loans to various investors or to issue Fannie Mae and/or Freddie Mac mortgage-backed securities.

CHANGES IN FINANCIAL CONDITION

     GENERAL. The Company recorded assets of $6.0 billion at December 31, 2001 and $5.2 billion at December 31, 2000. The asset growth of $764.2 million or 14.6% was driven by a record level of new originations of residential single-family mortgage loans at the Bank's mortgage banking subsidiary, SIB Mortgage Corp., doing business as "Ivy Mortgage." As a result of the loan origination volume at the Mortgage Company, loans held for sale increased by $1.1 billion from $116.2 million at December 31, 2000 to $1.2 billion at December 31, 2001. The source of funding for asset growth during 2001 was a $556.1 million increase in deposits, a $210.8 million increase in borrowed funds and a $360.3 million decrease in the securities portfolio.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents, which consists of cash and due from banks, money market accounts, other interest-bearing deposits and federal funds sold amounted to $154.8 million at December 31, 2001 compared to $104.1 million at December 31, 2000.

     LOANS. The Company's net loan portfolio, inclusive of loans held for sale, increased $1.0 billion to $4.0 billion at December 31, 2001. This increase was due to record loan originations of $4.9 billion of which $4.0 billion were originations by the Mortgage Company. The originations were partially offset by loan sales of $3.2 billion of which $2.9 billion were loan sales at the Mortgage Company. The Bank had loan sales of $314.0 million which consisted primarily of new loan originations with longer terms and fixed rates of interest. The Bank also retained for its own portfolio $119.9 million in relatively higher yielding adjustable-rate loans originated by the Mortgage Company. Loan demand continued to be primarily for one to four family residential loans, however, the Bank also had $427.1 million in commercial real estate, multi-family residential and construction loan originations in 2001. The record growth in loan originations was driven by the low interest rate environment resulting in a record number of refinance transactions and the geographic expansion of the Mortgage Company into 15 additional states. The Bank continued its business development efforts to increase residential loan originations by working closely with local mortgage brokers and adding a residential loan originator to its staff. The commercial lending area continued its expansion into the State of New Jersey and increased its presence in the local market.

     SECURITIES. Securities amounted to $1.5 billion or 25.5% of assets at December 31, 2001 compared to $1.9 billion or 36.0% of assets at December 31, 2000. The decrease of $360.3 million or 19.1% was due to amortization, prepayments and maturities of $494.3 million and sales of $212.3 million. This decrease was partially offset by purchases of $337.0 million of which $207.7 million were mortgage-backed securities and CMOs issued by U.S. government agencies. The net decrease in the securities portfolio is consistent with management's strategy to reallocate cash flows from the securities portfolio into higher yielding loans. All of the Company's securities were classified as available for sale at both December 31, 2001 and 2000.

     DEPOSITS. Deposits increased $556.1 million or 23.7% to $2.9 billion at December 31, 2001 compared to $2.3 billion at December 31, 2000. The increase was driven by growth in our new markets, primarily the State of New Jersey, with the introduction of a new money market account to compete with brokerage firms and to develop core banking relationships. The increase of $556.1 million was due to an increase of $208.2 million in money market accounts, an increase of $107.8 million in savings accounts, an increase of $83.2 million in demand deposits, an increase of $76.3 million in retail certificates of deposit, an increase of $20.7 million in NOW accounts and an increase of $60.0 million in brokered CDs.

     Core deposits, which consist of savings, money market, NOW and demand deposits, totaled $1.8 billion or 62.6% of deposits at December 31, 2001 compared to $1.4 billion or 59.6% of total deposits at December 31, 2000. The Bank expanded its business development efforts in 2001 to retain current and obtain new commercial business relationships. The Company believes that its business development efforts, along with quality customer service, will enable the Bank to maintain its high ratio of demand deposits and strong core deposit base.

     BORROWED FUNDS. The Company's borrowings at December 31, 2001 were $2.5 billion or 40.8% of assets compared to $2.2 billion or 42.8% of assets at December 31, 2000, which represents an increase of $210.8 million or 9.4%. The Company utilized borrowings in 2001 primarily to fund the growth of higher yielding loans held for sale at the Mortgage Company. The borrowings consist of reverse repurchase agreements with the FHLB and nationally recognized brokerage firms, advances from the FHLB which are secured by the one to four family residential loan portfolio, overnight lines of credit with two national banks and a secured line of credit with an international bank. Presently, the Company intends to reduce the utilization of borrowings to fund long-term asset growth and to put more emphasis on traditional sources of funding such as deposit growth.

     STOCKHOLDERS' EQUITY. Stockholders' equity amounted to $563.8 million at December 31, 2001 and $585.5 million at December 31, 2000, or 9.4% and 11.2% of total assets at such dates, respectively. The decrease of $21.7 million was due to the repurchase of 7.7 million shares of the Company's common stock at a cost of $104.4 million, as the Company continued its stock repurchase program which has resulted in 27.8 million shares of common stock being purchased for treasury at an aggregate cost of $292.7 million and aggregate cash dividend payments of $19.4 million. These decreases were partially offset by net income of $45.7 million, an allocation of ESOP and Recognition and Retention Plan ("RRP") shares resulting in an increase of $12.7 million, the exercise of 324,858 stock options resulting in an increase of $3.7 million, an increase of $27.2 million due to variable plan accounting for the Company's stock option plan and an increase of $12.7 million in the unrealized appreciation on securities available for sale, net of taxes. The tangible book value per share was $8.08 at December 31, 2001 compared to $7.49 at December 31, 2000.

     AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID. The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spreads; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

                                                                     Years Ended December 31,
                                -------------------------------------------------------------------------------------------------
                                                2001 (Restated)                                         2000
                                -----------------------------------------------    ----------------------------------------------
                                   Average                          Average           Average                           Average
                                   Balance         Interest        Yield/Cost         Balance          Interest       Yield/Cost
                                -------------    -------------    -----------      -------------    -------------   -------------
                                                                        (000's omitted)
Interest-earning assets:
Loans receivable(1)
  Real estate loans             $   3,366,083    $     248,875             7.39%   $   2,540,580    $     194,128            7.64%
  Other loans                         115,454           10,537             9.13          107,699           10,426            9.68
                                -------------    -------------                     -------------    -------------
    Total loans                     3,481,537          259,412             7.45        2,648,279          204,554            7.72
Securities                          1,722,506          112,466             6.53        2,025,188          137,848            6.81
Other interest-earning
  assets(2)                            43,065            1,105             2.57           25,743            1,402            5.44
                                -------------    -------------                     -------------    -------------
Total interest-earning assets       5,247,108          372,983             7.11        4,699,210          343,804            7.32
Non-interest-earning assets           406,711    -------------  ---------------          244,255    -------------   -------------
                                -------------                                      -------------
Total assets                    $   5,653,819                                      $   4,943,465
                                =============                                      =============
Interest-bearing liabilities:
Deposits:
  NOW and money
    market deposits             $     330,278           10,309             3.12%   $     219,087            5,960            2.72%
  Savings and escrow accounts         817,890           17,811             2.18          793,908           19,488            2.45
  Certificates of deposits          1,017,634           53,071             5.22          827,504           44,781            5.41
                                -------------    -------------                     -------------    -------------
    Total deposits                  2,165,802           81,191             3.75        1,840,499           70,229            3.82
Total borrowings                    2,399,963          129,387             5.39        2,147,718          132,891            6.19
                                -------------    -------------                     -------------    -------------
Total interest-bearing
  liabilities                       4,565,765          210,578             4.61        3,988,217          203,120            5.09
                                                 -------------  ---------------                     -------------   -------------
Non-interest-bearing
  liabilities(3)                      510,692                                            394,180
                                -------------                                      -------------
Total liabilities                   5,076,457                                          4,382,397
Stockholders' equity                  577,362                                            561,068
                                -------------                                      -------------
Total liabilities and
  stockholders' equity          $   5,653,819                                      $   4,943,465
                                =============                                      =============
Net interest-earning assets     $     681,343                                      $     710,993
                                =============                                      =============
Net interest income/interest
  rate spread                                    $     162,405             2.50%                    $     140,684            2.22%
                                                 =============  ===============                     =============   =============
Net interest margin                                                        3.10%                                             2.99%
Ratio of average                                                ===============                                     =============
  interest-earning assets
  to average interest-bearing
  liabilities                                                            114.92%                                           117.83%
                                                                ===============                                     =============

                                           Years Ended December 31,
                                ---------------------------------------------
                                                    1999
                                ---------------------------------------------
                                   Average                         Average
                                   Balance         Interest       Yield/Cost
                                -------------   -------------   -------------
                                               (000's omitted)
Interest-earning assets:
Loans receivable(1)
  Real estate loans             $   1,739,898   $     131,978            7.59%
  Other loans                          77,054           7,219            9.37
                                -------------   -------------
    Total loans                     1,816,952         139,197            7.66
Securities                          2,089,829         136,023            6.51
Other interest-earning
  assets(2)                            49,679           2,253            4.53
                                -------------   -------------
Total interest-earning assets       3,956,460         277,473            7.01
                                                -------------   -------------
Non-interest-earning assets           173,512
                                -------------
Total assets                    $   4,129,972
                                =============
Interest-bearing liabilities:
Deposits:
  NOW and money
    market deposits             $     165,071           4,152            2.52%
  Savings and escrow accounts         752,131          18,716            2.49
  Certificates of deposits            556,635          26,477            4.76
                                -------------   -------------
    Total deposits                  1,473,837          49,345            3.35
Total borrowings                    1,674,990          89,719            5.36
                                -------------   -------------
Total interest-bearing
  liabilities                       3,148,827         139,064            4.42
                                                -------------   -------------
Non-interest-bearing
  liabilities(3)                      354,671
                                -------------
Total liabilities                   3,503,498
Stockholders' equity                  626,474
                                -------------
Total liabilities and
  stockholders' equity          $   4,129,972
                                =============
Net interest-earning assets     $     807,633
                                =============
Net interest income/interest
  rate spread                                   $     138,409            2.60%
                                                =============   =============
Net interest margin                                                      3.50%
                                                                =============
Ratio of average
  interest-earning assets
  to average interest-bearing
  liabilities
                                                                       125.65%
                                                                =============

----------
(1) The average balance of loans receivable includes non-accruing loans, interest on which is recognized on a cash basis, and loans held for sale.
(2) Includes money market accounts, Federal Funds sold and interest-earning bank deposits.
(3)  Consists primarily of demand deposit accounts.

RATE/VOLUME ANALYSIS

     The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume). The change in interest due to both volume and rate has been allocated proportionately between volume and rate based on the absolute dollar amounts of the change in each.

                                         2001 (Restated) compared to 2000        2000 compared to 1999
                                         --------------------------------    --------------------------------
                                                  Change due to                       Change due to
                                         --------------------------------    --------------------------------
                                           Rate       Volume      Total        Rate       Volume      Total
                                         --------    --------    --------    --------    --------    --------
                                                                    000's omitted
Interest-Earning Assets:
    Loans Receivable:
       Real estate loans                 $ (6,473)   $ 61,220    $ 54,747    $    976    $ 61,174    $ 62,150
       Other loans                           (616)        727         111         248       2,959       3,207
                                         --------    --------    --------    --------    --------    --------
          Total loans                      (7,089)     61,947      54,858       1,224      64,133      65,357
    Securities                             (5,439)    (19,943)    (25,382)      6,110      (4,285)      1,825
    Other interest-earning assets            (961)        664        (297)        388      (1,239)       (851)
                                         --------    --------    --------    --------    --------    --------
       Total interest-earning assets      (13,489)     42,668      29,179       7,722      58,609      66,331
                                         --------    --------    --------    --------    --------    --------

Interest-Bearing Liabilities:
    Deposits:
       NOW and Money Market accounts          979       3,370       4,349         361       1,447       1,808
       Savings and Escrow accounts         (2,252)        575      (1,677)       (256)      1,028         772
       Certificates of Deposit             (1,676)      9,966       8,290       4,037      14,267      18,304
                                         --------    --------    --------    --------    --------    --------
          Total                            (2,949)     13,911      10,962       4,142      16,742      20,884
    Borrowings                            (18,153)     14,649      (3,504)     15,316      27,856      43,172
                                         --------    --------    --------    --------    --------    --------
    Total interest-bearing liabilities    (21,102)     28,560       7,458      19,458      44,598      64,056
                                         --------    --------    --------    --------    --------    --------

Net Change in Net Interest Income        $  7,613    $ 14,108    $ 21,721    $(11,736)   $ 14,011    $  2,275
                                         ========    ========    ========    ========    ========    ========

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND
2000

GENERAL.

     The Company reported net income of $45.7 million or $0.75 on a diluted per share basis for the year ended December 31, 2001 compared to net income of $53.9 million or $0.80 on a diluted per share basis for the year ended December 31, 2000.

     The $8.2 million decrease in net income for the year ended December 31, 2001 compared to the year ended December 31, 2000 was primarily due to a $100.4 million increase in other expenses and a $8.1 million increase in the provision for loan losses. These decreases were partially offset by a $69.7 million increase in other income, a $21.7 million increase in net interest income and an $8.9 million decrease in the provision for income taxes.

INTEREST INCOME.

     Interest income increased $29.2 million for the year ended December 31, 2001 due to an increase of $54.9 million in interest income from loans partially offset by a $25.4 million decrease in interest income from securities. The increase in interest income on loans was due primarily to an $833.3 million or 31.5% increase in the average balance of the loan portfolio. The increase in the average balance of the loan portfolio was due to the record level of originations by both the Mortgage Company and the Bank during the year. This was the result of the significant increase in mortgage refinancings, the geographic expansion of the Mortgage Company, the Bank's continued business development efforts in its market areas and the continued success of its mortgage broker program. The decrease in interest income on securities was primarily due to a $302.7 million decline in the average balance of the securities portfolio due to management's strategy to reinvest a majority of the cash flows generated by the portfolio into higher yielding loan originations. The lower interest rate environment in 2001 resulted in a decline of 27 basis points in the average yield of the loan portfolio to 7.45% for the year 2001 while the average yield on the securities portfolio declined 28 basis points to 6.53% for the same time period. To mitigate the declining rate environment to some extent, the Company continues to retain higher yielding loans for its own portfolio that were originated by the Mortgage Company.

INTEREST EXPENSE.

     The Company recorded interest expense of $210.6 million for the year ended December 31, 2001 compared to $203.1 million for the year ended December 31, 2000, an increase of $7.5 million or 3.7%. The reasons for the increase were an $8.3 million increase in interest expense on certificates of deposit and a $4.3 million increase in interest expense on money market and NOW accounts. These increases were partially offset by a $3.5 million decrease in interest expense on borrowed funds and a $1.7 million decrease in interest expense on savings accounts. The increase in interest expense on certificates of deposit was due to a $190.1 million increase in the average balance of certificates of deposit partially offset by a 19 basis point decline in the average cost of certificates of deposit to 5.22% for the year 2001. The increase in the average balance of certificates of deposit was primarily due to the growth in the Bank's new market areas and, to a lesser extent, the $60.0 million increase in brokered CDs in the fourth quarter of 2001. The decline in the average cost was reflective of the declining interest rate environment during the year 2001. The increase in interest expense for money market and NOW accounts was due to a $111.2 million increase in the average balance of money market and NOW accounts and a 40 basis point increase in the average cost of money market and NOW accounts to 3.12% for the year ended December 31, 2001. These increases were due to the introduction of a new money market product to develop banking relationships in new market areas. The decline in interest expense on savings accounts is due to a 27 basis point decline in the average cost to 2.18% for the year ended December 31, 2001 primarily due to a reduction of the savings account rate to 2% as of October 1, 2001. The decline in interest expense on borrowed funds was due to an 80 basis point decline in the average cost of borrowed funds to 5.39% for the year 2001 partially offset by an increase of $252.2 million in the average balance of borrowed funds. The decline in the average cost of borrowings primarily reflects the rollover of borrowings to lower rates due to the declining rate environment in 2001, however, management did take the opportunity to extend the maturities of certain borrowings in order to control the interest expense on borrowings in the future. The increase in the average balance of borrowed funds was due to the use of borrowings to fund originations of higher yielding loans at the Mortgage Company. In 2002, the Bank plans to continue its business development efforts and quality service levels in its efforts to maintain current depositors and also to obtain new deposits. The planned opening of four new branches in 2002 is also expected to moderate, to a certain extent, the Company's reliance on borrowed funds.

NET INTEREST INCOME.

     Net interest income for 2001 was $162.4 million compared to $140.7 million for 2000. The increase of $21.7 million or 15.4% was due to an increase of $29.2 million in interest income which was offset by a $7.5 million increase in interest expense. The increase in interest income was due to an increase of $547.9 million in the average balance of interest-earning assets which was partially offset by a 21 basis point decline in the average yield on interest-earning assets to 7.11% for 2001 from 7.32% for 2000. The increase in interest expense was due to a $577.5 million increase in the average balance of interest-bearing liabilities partially offset by a 48 basis point decline in the average cost of interest-bearing liabilities to 4.61% for 2001 from 5.09% for 2000. The net interest rate spread and margin increased to 2.50% and 3.10%, respectively, for the year ended December 31, 2001 from 2.22% and 2.99%, respectively, for the year ended December 31, 2000. Such increases were due to the rollover of the Company's interest-bearing liabilities to lower rates faster than the repricing of the Company's assets to lower rates. During 2002, the Company expects to continue to rely on the Mortgage Company to originate relatively higher yielding loans for retention in the Company's portfolio as a primary part of our efforts to maintain the yield on interest-earning assets. In addition, we also plan to closely monitor the repricing of our interest-bearing liabilities in our efforts to maintain or reduce the average cost of interest-bearing liabilities.

PROVISION FOR LOAN LOSSES.

     The provision for loan losses was $8.8 million for the year ended December 31, 2001 compared to a provision of $652,000 for the year ended December 31, 2000. The provision for loan losses is based on management's review of the adequacy of the loan loss reserve which includes monitoring the mix and volume of the portfolio and its inherent risks, the level of non-accruing loans and delinquencies, local economic conditions and current trends in regulatory supervision. Due to current economic conditions, an increase in non-accruing loans, the volumes of loan originations and current events in the Company's primary market area, management deemed an $8.8 million provision for loan losses during the year ended December 31, 2001 to be prudent.

     During 2001, the level of the Company's non-accruing loans increased $5.3 million or 54.4% to $15.1 million at December 31, 2001. The Company's net loan chargeoffs were $3.4 million for the year ended December 31, 2001 compared to $1.1 million for the year ended December 31, 2000. The Company's allowance for loan losses was $20.0 million at December 31, 2001 or 132.8% of non-accrual loans at such date compared to $14.6 million at December 31, 2000 or 149.7% of non-accrual loans at such date. While the level of non-accruing loans increased during the year, management believes that the Company's credit quality remains strong, primarily due to the concentration in the loan portfolio of one to four family residential mortgage loans, sound credit underwriting standards for new loan originations and proactive procedures in addressing problem and non-accruing loans which included the hiring of various loan servicing and collection professionals during the year.

OTHER INCOME.

     During 2001, other income increased by $69.7 million from $43.5 million in 2000 to $113.2 million for 2001. The increase was primarily due to a $70.6 million increase in net gains on loan sales, a $10.6 million increase in loan fees, and a $2.5 million increase in service and fee income, which increases were partially offset by a $14.0 million increase in net losses on securities transactions. The increase in gains on loan sales and loan fees was due to the record volume of loan originations at the Mortgage Company resulting in net gains on loan sales of $91.8 million in the year ended December 31, 2001. The increase in service and fee income was primarily due to an increase in deposit related fees due to increased volumes and an increase in certain fee charges.

     Net securities losses for the year ended December 31, 2001 were $14.6 million compared to net securities losses of $569,000 for the year ended December 31, 2000. The net securities losses in 2001 were primarily due to the Company recording an impairment charge on four corporate bonds, three of which were collateralized bond obligations. In the fourth quarter of 2001, due to significant deterioration in the collateral value supporting the collateralized bond obligations and the resultant negative impact on anticipated cash flows, the Company recorded a $9.7 million impairment charge in accordance with generally accepted accounting principles reducing the carrying value of these three securities to $5.3 million at December 31, 2001. With respect to the fourth bond, which was corporate debt, the Company reduced its carrying value to $4.7 million by recording a $4.8 million impairment charge in the fourth quarter of 2001 due to an extended period of market value depreciation and declining credit quality of the issuer.

OTHER EXPENSES.

     Other expenses for the year ended December 31, 2001 were $197.2 million or 103.8% more than other expenses of $96.8 million for the year ended December 31 2000. The increase in other expenses in 2001 was attributable to a $45.6 million increase in personnel expense, a $39.7 million increase in commissions paid, a $3.0 million increase in occupancy and equipment expense and an $8.8 million increase in other expenses. The increase in personnel expense was attributable to the $27.2 million non-cash compensation expense relating to the Stock Option Plan, as well as increased staff levels and normal merit pay increases. Management determined that certain stock options were exercised under a net cash settlement method, whereby the Company, in effect, repurchased the option shares under the Company's on-going stock repurchase programs and remitted the excess of the fair market value of the shares over the exercise price to the employee. Under existing accounting standards, the existence of these transactions conducted in this manner required that compensation expense be recorded from the inception of the plan, on all exercised or vested and granted options equal to the difference between the option exercise price and the fair market value of the stock at the exercise date or financial reporting date, whichever is earlier. The increase in staff levels was primarily due to the expansion of the Mortgage Company resulting in increases in staff for loan originations and loan servicing. The increase in commission expense was due to the increase in volumes and the mix of loans originated by the Mortgage Company. The increase in occupancy and equipment expense was primarily due to the geographic expansion of the Mortgage Company into 15 additional states and additional property and equipment expense due to business growth and expansion at the Bank. The increase in other expenses was due primarily to the geographic expansion of the Mortgage Company and the record volumes of originations in the year 2001.

PROVISION FOR INCOME TAXES.

     The provision for income taxes was $24.0 million for the year ended December 31, 2001 compared to $32.9 million for the year ended December 31, 2000. The decrease of $8.9 million in the provision for income taxes was primarily due to a $17.1 million decrease in net income before taxes and the decrease in the effective tax rate from 37.9% for 2000 to 34.4% for 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND
1999

     GENERAL. The Company reported net income of $53.9 million or $.80 on a diluted per share basis for the year ended December 31, 2000 compared to net income of $52.9 million or $.70 on a diluted per share basis for the year ended December 31, 1999.

     The increase in net income for the year ended December 31, 2000 compared to the year ended December 31, 1999 was primarily due to an increase in net interest income of $2.3 million, an increase in other income of $12.7 million and a reduction in the provision for income taxes of $2.4 million. These increases to income were partially offset by a $13.8 million increase in total other expenses and an increase of $2.5 million in the provision (benefit) for loan losses.

INTEREST INCOME.

     The increase in interest income of $66.3 million for the year ended December 31, 2000 compared to the year ended December 31, 1999 was primarily due to a $65.4 million increase in interest income from loans. The increase in interest income on loans was due primarily to an $831.3 million or 45.8% increase in the average balance of the loan portfolio primarily as a result of increased loan demand and the Company's continued efforts to expand loan activity through its business development program, mortgage broker program, geographic expansion and increased loan originations by its lending subsidiary, Ivy Mortgage. The average balance of the securities portfolio declined by $64.6 million during 2000, primarily as a result of management's strategy to fund loan originations with cash flows generated by the securities portfolio. The increase in the average yield of interest earning assets was due to a six basis point increase in the average yield on loans and a 31 basis point increase in the average yield of the securities portfolio primarily due to the rising rate environment during 2000 resulting in the repricing and the origination of loans at higher average yields.

INTEREST EXPENSE.

     The Company recorded interest expense of $203.1 million for the year ended December 31, 2000 compared to $139.1 million for the year ended December 31, 1999, an increase of $64.1 million or 46.1%. The primary reason for the increase was a $43.2 million increase in interest on borrowed funds and an $18.3 million increase in interest on certificates of deposit. The increase in interest expense on borrowed funds was due to an increase of $472.7 million in the average balance of borrowed funds and an 83 basis point increase in the average cost to 6.19% for 2000 from 5.36% for 1999. The increase in the average balance of borrowed funds was primarily due to the Company's program to fund asset growth with borrowed funds at acceptable spreads during 1999 and, to a lesser extent, the use of borrowed funds to fund the acquisition of First State Bancorp ("FSB") in 2000 and to fund certain adjustable rate loan originations. The average cost of borrowings increased due to the rising interest rate environment throughout most of 2000 resulting in borrowings repricing to higher rates. The increase in interest expense on certificates of deposit was due to an increase of $270.9 million in the average balance of certificates of deposit primarily due to the acquisition of FSB and an increase of 65 basis points in the average cost of certificates of deposit to 5.41% for 2000 from 4.76% for 1999. This increase in the average cost was primarily due to the rising interest rate environment during most of the year increasing the cost of new money and maturing deposits. The increase in the average cost of the Company's deposits during 2000 compared to 1999 was also affected by the initiation of a brokered CD program in June 2000. In an effort to reduce its utilization of borrowings and increase its deposits as a relative source of funds, the Company began a program of using certain national securities firms to provide additional CD depositors. The Company's brokered CDs, which amounted to $74.9 million at December 31, 2000, had a weighted average cost of 7.0% for the year. Brokered CDs generally have a higher cost than non-brokered CDs and are more subject to withdrawal as the customers generally are seeking to obtain higher yielding deposits from institutions throughout the country and have little or no allegiance to any particular institution. Such customers are likely to withdraw their CDs at the end of their term if a more competitive rate is available elsewhere.

NET INTEREST INCOME.

     Net interest income was $140.7 million for 2000 compared to $138.4 million for 1999. The increase of $2.3 million was due to a $66.3 million increase in interest income which was partially offset by a $64.1 million increase in interest expense. The increase in interest income was due to a $742.7 million increase in the average balance of interest-earning assets and an increase in the average yield on interest-earning assets from 7.01% for 1999 to 7.32% for 2000. The increase in interest expense was due to an increase of $839.4 million in the average balance of interest-bearing liabilities and a 67 basis point increase in the average cost from 4.42% in 1999 to 5.09% in 2000 due to the rising interest rate environment during the year and the changing mix of deposits primarily due to the acquisition of FSB. The net interest rate spread and margin decreased to 2.22% and 2.99%, respectively, for the year ended 2000 from 2.60% and 3.50%, respectively, for the year ended December 31, 1999. Such decreases were primarily due to rollovers of its interest-bearing liabilities to higher costing market rates faster than its interest-earning assets repricing to higher yields. The downward trend of interest rates commencing in the fourth quarter of 2000 stabilized the compression of the Company's interest rate spread and margin.

PROVISION (BENEFIT) FOR LOAN LOSSES.

     The provision for loan losses was $652,000 for the year ended December 31, 2000 compared to a benefit of $1.8 million for the year ended December 31, 1999. During 2000, the level of non-accrual loans decreased by $2.7 million or 21.6%. The Company's net loan charge-offs were $1.1 million for the year ended December 31, 2000 compared to $503,000 for the year ended December 31, 1999. During 2000, the quality of the loan portfolio remained strong. However, due to the changing dollar mix of commercial and construction loans, among other factors, management deemed it prudent to add $652,000 to the allowance for loan losses during 2000 compared to a benefit of $1.8 million for the year 1999. The Company's allowance for loan losses was $14.6 million at December 31, 2000 or 149.7% of non-accrual loans at such date compared to $14.3 million at December 31, 1999, or 114.4% of non-accrual loans at such date.

OTHER INCOME.

     During 2000, other income exclusive of net losses on securities transactions and a one time pension curtailment gain of $4.1 million in 1999, increased $11.8 million or 36.7% to $44.1 million. This increase was due to a $6.8 million increase in service and fee income primarily as a result of a $4.2 million increase in the cash surrender value of bank owned life insurance ("BOLI"). To a lesser extent, the increase was also caused by an increase in deposit related fees and premium income from the sale of life insurance. Other income also increased $5.0 million primarily due to a $3.4 million increase in net gains on loan sales and a $1.6 million increase in other loan related fees generated at the Company's mortgage banking subsidiary as a result of increased volumes of loan originations.

     The decrease in net securities losses to $569,000 for the year 2000 compared to net securities losses of $5.5 million for the year 1999 was due to the $9.0 million writedown of certain corporate bonds held in the Company's available for sale portfolio partially offset by $3.5 million in net gains realized from various securities sales in 1999. The sale of $310.0 million securities in the year 2000 were used to fund loan originations.

OTHER EXPENSES.

     Other expenses for the year ended December 31, 2000 were $96.8 million or 16.6% more than other expenses of $83.0 million for the year ended December 31, 1999. The increase in other expenses in 2000 was attributable to a $3.4 million increase in personnel expense, a $3.4 million increase in commission expense, a $1.9 million increase in occupancy and equipment expense and a $2.9 million increase in amortization expense of intangible assets. The increase in personnel costs was primarily due to the Company's expansion into the State of New Jersey where it added 11 new branch offices during the year, the opening of an additional office in Brooklyn and annual merit pay increases. The increase in commission expense was due to the increase in volumes and mix of loans originated by the Mortgage Company. The increase in occupancy and equipment expense was due to the previously mentioned expansion by the Bank and the geographic expansion of the Mortgage Company. The increase in the amortization expense of intangible assets was due to the goodwill amortization associated with the FSB acquisition in January 2000.

PROVISION FOR INCOME TAXES.

     The Company's effective tax rate was 37.9% for 2000 compared to 40.0% for 1999. The provision for the year included miscellaneous tax adjustments as the result of the Company's finalization of its tax returns for 1999. Excluding these miscellaneous tax adjustments the effective tax rate would have been 38.4%. The reduction of the effective tax rate was due to various tax planning strategies.

LIQUIDITY AND CAPITAL.

     The Company's liquidity is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the repayment of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. Historically, the Bank relied almost exclusively on its deposits as a source of funds. Commencing in late 1997, the Company began a leveraging program whereby it used borrowings, such as FHLB advances and reverse repurchase agreements as an additional source of funds to fund asset growth at acceptable spreads. This leveraging strategy continued throughout 1998, 1999 and, to a lesser extent, 2000. During the year ended December 31, 2001, the Company used borrowed funds primarily to fund loan originations at the Mortgage Company. At December 31, 2001 such borrowings amounted to $2.5 billion.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold. On a longer term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At December 31, 2001 the total approved loan origination commitments outstanding amounted to $845.3 million and unused credit lines equaled $74.2 million. At the same date, the unadvanced portion of construction loans totaled $49.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2001 totaled $833.4 million. Investment securities scheduled to mature in one year or less at December 31, 2001 totaled $1.1 million and amortization from investments and loans is projected at $1.2 billion for the year 2002. Based on historical experience, the current pricing strategy and the strong core deposit base management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

     At December 31, 2001 the Bank's capital ratios exceeded all the regulatory requirements. Under OTS regulations, the Bank is required to comply with each of three separate capital adequacy standards: tangible capital of $412.0 million or 7.01% of adjusted assets compared to a requirement of $88.1 million or 1.50% of adjusted assets, core capital of $414.4 million or 7.05% of adjusted assets compared to a requirement of $235.0 million or 4% of adjusted assets and risk based capital of $431.6 million or 13.35% of risk weighed assets compared to a requirement of $258.7 million or 8% of risk weighted assets.

IMPACT OF INFLATION AND CHANGING PRICES.

     The consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Staten Island Bancorp, Inc. and Subsidiary
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2001 and 2000

                                                                                2001 (Restated)                 2000
                                                                               ----------------            --------------
                                                                                   (000's omitted, except share data)
ASSETS
Assets:
  Cash and due from banks                                                         $   116,846                $    92,103
  Federal funds sold                                                                   38,000                     12,000
  Securities available for sale                                                     1,528,639                  1,888,946
  Loans, net of allowance for loan losses of $20.0 million and $14.6 million
    at December 31, 2001 and 2000, respectively                                     2,806,619                  2,847,660
  Loans held for sale                                                               1,185,593                    116,163
  Accrued interest receivable                                                          28,601                     30,905
  Premises and equipment, net                                                          38,939                     31,883
  Intangible assets, net                                                               58,871                     62,447
  Other assets                                                                        202,945                    158,757
                                                                                  -----------                -----------
    Total assets                                                                  $ 6,005,053                $ 5,240,864
                                                                                  ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits
    Savings                                                                       $   868,028                $   760,238
    Certificates of deposit                                                         1,083,900                    947,584
    Money market                                                                      350,558                    142,394
    NOW accounts                                                                      115,349                     94,699
    Demand deposits                                                                   483,493                    400,298
                                                                                  -----------                -----------
       Total deposits                                                               2,901,328                  2,345,213
  Borrowed funds                                                                    2,451,762                  2,241,011
  Advances from borrowers for taxes and insurance                                      17,495                     11,534
  Accrued interest and other liabilities                                               70,665                     57,574
                                                                                  -----------                -----------
    Total liabilities                                                               5,441,250                  4,655,332
                                                                                  ===========                ===========

Commitments and Contingencies (Note 12)
Stockholders' Equity:
  Common stock, par value $.01 per share, 100,000,000 shares authorized,
  90,260,624 issued and 62,487,286 outstanding at December 31, 2001
  and 90,260,624 issued and 69,841,974 outstanding at December 31, 2000                   903                        451
  Additional paid-in capital                                                          569,959                    537,744
  Retained earnings                                                                   317,208                    291,345
  Unallocated common stock held by ESOP                                               (30,215)                   (32,962)
  Unearned common stock held by RRP                                                   (14,333)                   (19,784)
  Less--Treasury stock (27,773,338 and 20,418,650 shares at
    December 31, 2001 and 2000, respectively), at cost                               (289,469)                  (188,321)
                                                                                  -----------                -----------
                                                                                      554,053                    588,473
  Accumulated other comprehensive income (loss), net of taxes                           9,750                     (2,941)
                                                                                  -----------                -----------
      Total stockholders' equity                                                      563,803                    585,532
                                                                                  -----------                -----------
      Total liabilities and stockholders' equity                                  $ 6,005,053                $ 5,240,864
                                                                                  ===========                ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   Staten Island Bancorp, Inc. and Subsidiary
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                       2001 (Restated)       2000           1999
                                                                       ---------------    ---------       ---------
                                                                             (000's omitted, except share data)
Interest Income:
  Loans                                                                   $ 259,412       $ 204,554       $ 139,197
  Securities available for sale                                             112,466         137,848         136,023
  Other earning assets                                                        1,105           1,402           2,253
                                                                          ---------       ---------       ---------
    Total interest income                                                   372,983         343,804         277,473
                                                                          ---------       ---------       ---------

Interest Expense:
  Borrowed funds                                                            129,387         132,891          89,719
  Certificates of deposit                                                    53,071          44,781          26,477
  Savings and escrow                                                         17,811          19,488          18,716
  Money market and NOW                                                       10,309           5,960           4,152
                                                                          ---------       ---------       ---------
    Total interest expense                                                  210,578         203,120         139,064
                                                                          ---------       ---------       ---------
    Net interest income                                                     162,405         140,684         138,409
Provision (Benefit) for Loan Losses                                           8,757             652          (1,843)
                                                                          ---------       ---------       ---------

    Net interest income after provision (benefit) for loan losses           153,648         140,032         140,252
                                                                          ---------       ---------       ---------

Other Income (Loss):
  Service and fee income                                                     19,342          16,878          10,057
  Net gain on loan sales                                                     91,829          21,218          17,783
  Loan fees                                                                  16,660           6,035           4,451
  Defined benefit plan curtailment gain                                          --              --           4,093
  Securities transactions, losses                                           (14,613)           (569)         (5,531)
                                                                          ---------       ---------       ---------
    Total other income                                                      113,218          43,562          30,853
                                                                          ---------       ---------       ---------

Other Expenses:
  Personnel                                                                  90,108          44,500          41,146
  Commissions                                                                51,687          11,954           8,573
  Occupancy and equipment                                                    12,819           9,827           7,912
  Data processing                                                             6,015           5,352           4,448
  Amortization of intangible assets                                           5,343           5,179           2,236
  Professional fees                                                           4,255           2,566           2,063
  Marketing                                                                   2,504           1,769           1,464
  Other                                                                      24,436          15,613          15,129
                                                                          ---------       ---------       ---------
    Total other expenses                                                    197,167          96,760          82,971
                                                                          ---------       ---------       ---------
Income before provision for income taxes                                     69,699          86,834          88,134

Provision for Income Taxes                                                   23,966          32,908          35,259
                                                                          ---------       ---------       ---------
Net income                                                                $  45,733       $  53,926       $  52,875
                                                                          =========       =========       =========
Earnings per Share:
    Basic                                                                 $    0.76       $    0.80       $    0.70
    Diluted                                                                    0.75            0.80            0.70

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   Staten Island Bancorp, Inc. and Subsidiary
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (RESTATED)
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                          Unallocated     Unearned
                                                              Additional    Common         Common
                                                   Common      Paid-in    Stock Held    Stock Held by                  Comprehensive
                                                   Stock       Capital     by ESOP          RRP        Treasury Stock      Income
                                                  ---------   ----------  -----------   -------------  --------------  -------------
                                                                        (000's omitted, except share data)

Balance, January 1, 1999                          $     451   $ 534,464    $ (38,456)     $ (30,873)     $ (27,480)      $      --
  Allocation of 457,808
    ESOP shares                                          --       1,484        2,747             --             --              --
  Earned RRP shares                                      --         591           --          5,434             --              --
  Treasury stock purchases                               --          --           --             --        (93,669)             --
    (10,022,378 shares), at cost
  Cash dividends paid                                    --          --           --             --             --              --
  Change in unrealized
    appreciation (depreciation)
    on securities, net of tax                            --          --           --             --             --         (50,153)
  Net income                                             --          --           --             --             --          52,875
                                                  ---------   ---------    ---------      ---------      ---------       ---------
  Comprehensive income                                                                                                   $   2,722
                                                                                                                         =========

Balance, December 31, 1999                              451     536,539      (35,709)       (25,439)      (121,149)             --
  Allocation of 457,808
    ESOP shares                                          --       1,360        2,747             --             --              --
  Earned RRP shares                                      --        (155)          --          5,655             --              --
  Treasury stock purchases
    (7,545,272 shares), at cost                          --          --           --             --        (67,172)             --
  Cash dividends paid                                    --          --           --             --             --              --
  Change in unrealized
    appreciation (depreciation)
    on securities, net of tax                            --          --           --             --             --          31,690
  Valuation adjustment for
    deferred tax benefit                                 --          --           --             --             --              --
  Net income                                             --          --           --             --             --          53,926
                                                  ---------   ---------    ---------      ---------      ---------       ---------
  Comprehensive income                                                                                                   $  85,616
                                                                                                                         =========

Balance, December 31, 2000                              451     537,744      (32,962)       (19,784)      (188,321)             --
  Allocation of 457,808
    ESOP shares                                          --       2,378        2,747             --             --              --
  Earned RRP shares                                      --       2,163           --          5,451             --              --
  Treasury stock purchases
    (7,679,546), at cost                                 --          --           --             --       (104,362)             --
  Cash dividends paid                                    --          --           --             --             --              --
  Exercise of 324,858
    stock options                                        --         440           --             --          3,214              --
  Compensation expense from
    variable award plan                                  --      27,234           --             --             --              --
  Change in unrealized
    appreciation (depreciation)
    on securities, net of
    reclassification adjustment
    and tax effect                                       --          --           --             --             --          12,691
  Stock dividends
    (45,130,312 shares)                                 452          --           --             --             --              --
  Net income                                             --          --           --             --             --          45,733
                                                  ---------   ---------    ---------      ---------      ---------       ---------
  Comprehensive income                                                                                                   $  58,424
                                                                                                                         =========

Balance, December 31, 2001                        $     903   $ 569,959    $ (30,215)     $ (14,333)     $(289,469)
                                                  =========   =========    =========      =========      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                   Staten Island Bancorp, Inc. and Subsidiary
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (RESTATED)
                                  (CONTINUED)
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                              Accumulated
                                                                                 Other
                                                                             Comprehensive
                                                                             Income (Loss),
                                                          Retained Earnings    Net of Tax         Total
                                                          -----------------  --------------     ---------
Balance, January 1, 1999                                      $ 215,414        $  15,522        $ 669,042
  Allocation of 457,808 ESOP shares                                  --               --            4,231
  Earned RRP shares                                                  --               --            6,025
  Treasury stock purchases                                           --               --          (93,669)
    (10,022,378 shares), at cost
  Cash dividends paid                                           (16,974)              --          (16,974)
  Change in unrealized
    appreciation (depreciation)
    on securities, net of tax                                        --          (50,153)         (50,153)
    Net income                                                   52,875               --           52,875
                                                              ---------        ---------        ---------
  Comprehensive income

Balance, December 31, 1999                                      251,315          (34,631)         571,377
  Allocation of 457,808
    ESOP shares                                                      --               --            4,107
  Earned RRP shares                                                  --               --            5,500
  Treasury stock purchases
    (7,545,272 shares), at cost                                      --               --          (67,172)
  Cash dividends paid                                           (18,764)              --          (18,764)
  Change in unrealized
    appreciation (depreciation
    on securities, net of tax                                        --           31,690           31,690
  Valuation adjustment for
    deferred tax benefit                                          4,868               --            4,868
  Net income                                                     53,926               --           53,926
                                                              ---------        ---------        ---------
  Comprehensive income

Balance, December 31, 2000                                      291,345           (2,941)         585,532
  Allocation of 457,808
    ESOP shares                                                      --               --            5,125
  Earned RRP shares                                                  --               --            7,614
  Treasury stock purchases
    (7,679,546), at cost                                             --               --         (104,362)
  Cash dividends paid                                           (19,418)              --          (19,418)
  Exercise of 324,858
    stock options                                                    --               --            3,654
  Compensation expense from variable
    award plan                                                       --               --           27,234
  Change in unrealized
    appreciation (depreciation)
    on securities, net of  reclassification
    adjustment and tax effect                                        --           12,691           12,691
  Stock dividends
    (45,130,312 shares)                                            (452)              --               --
  Net income                                                     45,733               --           45,733
                                                              ---------        ---------        ---------
  Comprehensive income

Balance, December 31, 2001                                    $ 317,208        $   9,750        $ 563,803
                                                              =========        =========        =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   Staten Island Bancorp, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                         2001 (Restated)      2000           1999
                                                                         --------------- -------------  ------------
                                                                                        (000's omitted)
Cash Flows from Operating Activities:
Net income                                                                 $    45,733    $    53,926    $    52,875
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                                 4,106          3,292          2,543
    (Accretion) and amortization of bond and mortgage
       premiums                                                                   (606)        (1,246)         4,715
    Amortization of intangible assets                                            5,343          5,179          2,236
    Realized loss on sale of available-for-sale securities                      14,613            569          5,531
    Expense charge relating to allocation and earned
       portions of employee benefit plans                                       39,973          9,607         10,256
    Provision (benefit) for loan losses                                          8,757            652         (1,843)
    Origination of loans held for sale                                      (3,804,338)      (731,762)      (616,647)
    Purchase of loans held for sale                                           (118,812)       (17,857)            --
    Proceeds from sale of loans held for sale                                2,863,590        503,105        642,616
    Increase (decrease) in deferred loan fees                                   (8,545)        (5,086)         1,512
    (Increase) decrease in accrued interest receivable                           2,304         (3,085)        (4,232)
    Increase in other assets                                                   (41,770)       (27,993)       (99,264)
    Increase in accrued interest and other liabilities                          19,052         17,775         13,966
    (Increase) decrease in deferred income taxes                               (14,080)         6,590          3,352
                                                                           -----------    -----------    -----------
        Net cash provided by (used in) operating activities                   (984,680)      (186,334)        17,616
                                                                           ===========    ===========    ===========

Cash Flows from Investing Activities:
  Maturities and amortization of available-for-sale securities                 494,341        208,587        389,930
  Sales of available-for-sale securities                                       212,256        310,222         76,257
  Purchases of available-for-sale securities                                  (337,028)      (159,473)      (517,115)
  Principal collected on loans                                               1,185,703        389,365        326,098
  Loans made to customers                                                   (1,117,709)      (980,695)      (990,812)
  Purchase of loans                                                           (353,368)       (56,688)       (16,088)
  Sales of loans                                                               315,650        227,401          1,941
  Capital expenditures                                                         (11,162)        (5,396)        (4,961)
  Acquisition of First State Bank, net of cash acquired                             --        (46,688)            --
                                                                           -----------    -----------    -----------
        Net cash provided by (used in) investing activities                    388,683       (113,365)      (734,750)
                                                                           -----------    -----------    -----------

Cash Flows from Financing Activities:
  Net increase in deposit accounts                                             556,115        196,740         91,172
  Increase in borrowings                                                       210,751        191,600        704,894
  Cash dividends paid                                                          (19,418)       (18,764)       (16,974)
  Purchase of treasury stock                                                  (104,362)       (67,172)       (93,669)
  Exercise of stock options                                                      3,654             --             --
                                                                           -----------    -----------    -----------
        Net cash provided by financing activities                              646,740        302,404        685,423
                                                                           -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                            50,743          2,705        (31,711)

Cash and Cash Equivalents, beginning of year                                   104,103        101,398        133,109
                                                                           -----------    -----------    -----------
Cash and Cash Equivalents, end of year                                     $   154,846    $   104,103    $   101,398
                                                                           ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for--
    Interest                                                               $   222,735    $   197,141    $   131,043
    Income taxes                                                                17,599         25,109         31,300
  Acquisition of First State Bank--
    Fair value of assets acquired                                                   --        370,579             --
    Fair value of liabilities assumed                                               --        331,280             --
  Stock dividend                                                                   452             --             --

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

Staten Island Bancorp, Inc. and Subsidiary-NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- December 31, 2001, 2000 and 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Staten Island Bancorp, Inc. (the "Company") and subsidiary conform to generally accepted accounting principles and to general practice within the banking industry.

     Certain reclassifications have been made to the prior-year amounts to conform with current-year presentation.

     The Company has restated its financial statements at and for the year ended December 31, 2001. See Note 17 of the Notes to Consolidated Financial Statements.

     The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

     BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SI Bank & Trust (the "Bank"). The Bank's wholly owned subsidiaries are SIB Mortgage Corp. (the "Mortgage Company"), SIB Investment Corporation ("SIBIC"), Staten Island Funding Corporation ("SIFC") and SIB Financial Services Corporation ("SIBFSC"). All significant intercompany transactions and balances are eliminated in consolidation.

     The Mortgage Company was set up to acquire the operations of Ivy Mortgage. SIFC was set up as a real estate investment trust, SIBIC was set up to hold certain Bank investments and SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI USA Mutual Life Insurance Co.

     As more fully discussed in Note 2, Staten Island Bancorp, Inc., a Delaware corporation, was organized by the Bank for the purpose of acquiring all of the capital stock of the Bank pursuant to the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

     CASH AND CASH EQUIVALENTS. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market deposits, interest-bearing certificates of deposit and federal funds sold for the years ended December 31, 2001, 2000 and 1999.

     SECURITIES AVAILABLE FOR SALE. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt and equity securities used as part of the Company's asset/liability management that may be sold in response to changes in interest rates are reported at fair value, with unrealized gains and losses excluded from earnings and reported on an after-tax basis in a separate component of stockholders' equity. Gains and losses on the disposition of securities are recognized on the specific identification method in the period during which they occur. Premiums and discounts on mortgage-backed securities are amortized over the average life of the security using a method which approximates the level yield method.

     LOANS. Loans are stated at the principal amount outstanding, net of unearned income, loan origination fees and costs, and an allowance for loan losses. Loan origination fees and costs are recognized in interest income as an adjustment to yield over the life of the loan or at the time of the sale of the loan for loans held in the portfolio and loans held for sale. Premiums and discounts on purchased mortgages are amortized over the average life of the loan using a method which approximates the level yield method.

     Loans are placed on non-accrual status when the interest or principal payments are 90 days past due unless, in the opinion of management, collection is deemed probable. When interest accruals are discontinued, the recognition of interest income ceases and previously accrued interest remaining unpaid is reversed against income. Cash payments received are applied to principal, and interest income is recognized when management determines that the financial condition and payment record of the borrower warrant the recognition of income. The Bank has defined its impaired loans as its non-accrual loans under the guidance of SFAS No. 114, entitled, "Accounting by Creditors for Impairment of a Loan." Pursuant to this accounting guidance, a valuation allowance is recorded on impaired loans to reflect the difference, if any, between the loan face value and the present value of projected cash flows, observable fair value or collateral value. This valuation allowance is reported within the overall allowance for loan losses.

     LOANS HELD FOR SALE. Loans held for sale arise out of the Mortgage Company's operations and are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established by management through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance.

     The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. These estimates are evaluated periodically and, as adjustments become necessary, they are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and anticipated loss experience, current portfolio composition and evaluation of real estate collateral, as well as current and anticipated economic conditions. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated loan losses inherent in the

Company's entire loan portfolio.

     DERIVATIVE FINANCIAL INSTRUMENTS. The Mortgage Company currently utilizes certain derivative instruments, primarily forward delivery sale commitments, in its efforts to manage interest rate risk associated with its mortgage loan interest-rate locked commitments and mortgage loans held for sale. On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which defines forward sale commitments as derivative financial instruments. In accordance with SFAS 133, derivative financial instruments are recognized in the statement of financial condition at fair value while changes in the fair value are recognized in the consolidated statement of income for years ending after December 31, 2000. Prior to January 1, 2001, the Company accounted for forward sale commitments as off-balance sheet financial instruments. In addition, as of December 31, 2001 and 2000, the Company accounted for interest rate locked commitments as off-balance sheet financial instruments.

     PREMISES AND EQUIPMENT. Premises and equipment are carried at cost, less allowance for depreciation and amortization applied on a straight-line basis over the estimated useful lives of 10 to 50 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment.

     INVESTMENTS IN REAL ESTATE. Investments in real estate consist of real estate acquired through foreclosure or by deed in lieu of foreclosure and assets repossessed (owned real estate, or "ORE"). ORE properties are carried at the lower of cost or fair value at the date of foreclosure (new cost basis) and at the lower of the new cost basis or fair value less estimated selling costs thereafter.

     GOODWILL AND OTHER INTANGIBLES. Goodwill, representing the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting, was amortized using the straight-line method over periods not exceeding 20 years through 2001. See "New Accounting Pronouncements," below, for new accounting guidance for business combinations and goodwill.

     SEGMENT REPORTING. For internal management purposes, the Company has identified two business segments: Community Banking and Mortgage Banking. Further information regarding these business segments is set forth in Note 15 of the Notes to Consolidated Financial Statements.

     DEMAND DEPOSITS. Each of the Bank's commercial and personal demand (checking) accounts and NOW accounts has a related interest-bearing money market sweep account. The sole purpose of the sweep accounts is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although the sweep accounts are classified as money market accounts for regulatory purposes, they are included in demand deposits and NOW accounts in the accompanying consolidated statements of financial condition.

     COMPREHENSIVE INCOME. Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distribution to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

     Comprehensive income and accumulated other comprehensive income are reported, net of related income taxes. Accumulated other comprehensive income consists solely of unrealized holding gains and losses on available-for-sale securities. Additional information on the components of comprehensive income is set forth in Note 20 of the Notes to Consolidated Financial Statements.

     INCOME TAXES. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases ("temporary differences"). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. No valuation allowance is provided for deferred tax assets due to the fact that management believes that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The effect of changes in tax laws or rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

     COMMON STOCK. On November 19, 2001, the Company paid a stock dividend of one share for each share of stock held (two-for-one stock split) to shareholders of record on November 5, 2001. At year-end, the amount of shares outstanding were 62,487,286. All share amounts and earnings per share amounts have been adjusted to reflect the stock split.

     EARNINGS PER SHARE. Earnings per share are computed by dividing net income by the weighted average number of shares of common stock and potential common shares outstanding, adjusted for the unallocated or unearned portion of shares held by the Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP").

     STOCK-BASED COMPENSATION. The Company accounted for its Stock Option Plan as a variable award plan using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25 and recorded compensation expense on all granted options equal to the difference between the option exercise price and the fair market value of the Company's common stock at the exercise date or at the financial reporting date, whichever is earlier. Under this method, to the extent that the market value of the underlying stock exceeds the stock option exercise price, increases or decreases in the value of stock options are reflected as additional charges or credits to compensation expense. Effective September 24, 2002, management rescinded the method of cashless exercise under the Stock Option Plan that had required the recognition of compensation expense, and reestablished the Stock Option Plan as a fixed award plan under APB No. 25. Therefore, no additional compensation expense will be recognized after this effective date.

     TREASURY STOCK. Repurchases of common stock are recorded as treasury stock at cost.

     BANK OWNED LIFE INSURANCE ("BOLI"). In August 1999, the Bank invested in BOLI policies to fund certain future employee benefit costs. The Bank's investment totaled approximately $100 million and the Bank is the primary beneficiary of these policies. The cash surrender value of the BOLI policies as of December 31, 2001 was $116.7 million and is recorded in the Company's consolidated statements of financial condition as other assets, and the change in the cash surrender value is recorded as other income in the consolidated statements of income.

     NEW ACCOUNTING PRONOUNCEMENTS. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting requirements for business combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations and prohibits use of the pooling-of-interest method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The Company has not entered into any business combinations since the release of this standard.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142, which supercedes APB Opinion No. 17, "Intangible Assets," establishes new standards for goodwill and other intangible assets acquired in a business combination. SFAS 142 eliminates amortization of goodwill and instead requires an impairment test to be performed annually. The Company adopted SFAS No. 142 effective January 1, 2002. As of December 31, 2001, the Company had goodwill of $55,275,000, of which $2,395,000 comprised deposit intangibles. The Company anticipates that the adoption of the statement will result in the reduction of amortization expense by $4.1 million per annum and anticipates no write-downs due to impairment at this time.

     On March 13, 2002, the FASB issued guidance on Derivative Implementation Group Issue C13, "When a Loan Commitment is Included in the Scope of Statement 133" ("Issue C13"). Issue C13 provides clear guidance as to when a mortgage loan interest rate locked commitment must be accounted for as a derivative instrument. Based upon this guidance, the Company has identified certain loan commitments that should be accounted for as derivative instruments. The impact of adopting the guidance with respect to Issue C13 on July 1, 2002 will be a net after-tax credit of $4.7 million and will be reflected as a cumulative change in accounting treatment in the Company's statement of income for the year ended December 31, 2002.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." FIN 45 addresses the accounting for and disclosure of guarantees and requires a guarantor to recognize a liability for the fair value of the obligation it assumes under the guarantee, effective December 31, 2002. The adoption of this interpretation is not expected to have a significant impact on the Company.

2. ORGANIZATION/FORM OF OWNERSHIP

     The Bank was originally founded as a New York State chartered savings bank in 1864. In 1997, the Bank converted to a federally chartered stock savings bank with the concurrent formation of a holding company and an initial public offering ("IPO") of common stock. The Bank is a community savings bank providing a complete line of retail and commercial banking services along with trust services and life insurance sales. Through its subsidiary, SIB Mortgage Corp., the Bank originates residential mortgage loans in 42 states and sells them into the secondary market. Individual customer deposits are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's primary regulator is the Office of Thrift Supervision ("OTS").

3. ACQUISITIONS

     On January 14, 2000, the Company acquired First State Bancorp, the holding company for First State Bank, which operated six full-service branches in the State of New Jersey. First State Bancorp, a bank holding company with assets over $370 million, was acquired for cash consideration totaling $84.5 million, including transaction costs. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $45.5 million and has been recorded as goodwill and amortized on a straight-line basis over 15 years. Effective January 1, 2002, goodwill will be evaluated for impairment under the guidance of SFAS 142, as discussed under "New Accounting Pronouncements" in Note 1, above.

4. REGULATORY MATTERS

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes a number of mandatory supervisory measures on banks and thrift institutions. One of the items FDICIA imposed was certain minimum capital requirements or classifications. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution's semiannual FDIC deposit insurance premium assessments to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. Set forth below is a summary of the Bank's compliance with OTS capital standards as of December 31, 2001 and 2000. (000's omitted):

                                                                            December 31, 2001 (Restated)
                                                             --------------------------------------------------------
                                                              Actual         Percent          Required       Percent
                                                             --------       ---------         --------       --------
SI Bank & Trust:
  Tangible capital                                           $412,002          7.01  %        $ 88,123        1.50  %
  Core capital                                                414,397          7.05            235,089        4.00
  Risk-based capital                                          431,612         13.35            258,734        8.00
Staten Island Bancorp:
  Tangible capital                                           $491,018          8.28  %              --          --
  Core capital                                                493,413          8.31                 --          --
  Risk-based capital                                          516,187         14.41                 --          --

                                                                                 December 31, 2000
                                                             --------------------------------------------------------
                                                              Actual         Percent          Required       Percent
                                                             --------       ---------         --------       --------
SI Bank & Trust:
  Tangible capital                                           $382,150          7.53  %        $ 76,151        1.50  %
  Core capital                                                383,089          7.54            203,107        4.00
  Risk-based capital                                          396,837         15.06            210,751        8.00
Staten Island Bancorp:
  Tangible capital                                           $522,326         10.09  %              --          --
  Core capital                                                523,265         10.10                 --          --
  Risk-based capital                                          537,903         18.77                 --          --

     As part of the IPO in December 1997, in accordance with the requirements of the OTS, the Bank established a liquidation account for $183,947,000 which was equal to its capital as of the date of the latest consolidated statement of financial condition (September 30, 1997) appearing in the IPO prospectus supplement. The liquidation account is reduced to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held. This account had a balance of $34,843,000 at December 31, 2001.

     In addition to the restriction described above, the Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

5. INVESTMENT SECURITIES - SECURITIES AVAILABLE FOR SALE

     The amortized cost and approximate market value of securities available for sale are summarized as follows:

                                                                     December 31, 2001
                                                                        (Restated)
                                        ------------------------------------------------------------------------
                                                                 Gross              Gross
                                                              Unrealized          Unrealized            Market
                                        Amortized Cost          Gains               Losses              Value
                                        --------------       -----------         ------------        -----------
                                                                      (000's omitted)
Debt securities:
  U.S. Government
    and agencies                         $    56,511         $     1,041          $        --        $    57,552
  GNMA, FNMA and
    FHLMC mortgage
    participation
    certificates                             632,706              10,355                 (453)           642,608
  Agency CMOs                                128,564               1,888                 (336)           130,116
  Privately issued CMOs                      337,272               5,929                   --            343,201
  Other                                      185,214               2,260               (9,147)           178,327
                                         -----------         -----------          -----------        -----------
                                           1,340,267              21,473               (9,936)         1,351,804
Marketable
  equity securities:
    Common stocks                             16,279               4,461                 (996)            19,744
    FHLB stock                               102,900                  --                   --            102,900
    Preferred stocks                          20,352                 224                 (734)            19,842
    Mutual funds                              31,229               4,205               (1,085)            34,349
                                         -----------         -----------          -----------        -----------
                                             170,760               8,890               (2,815)           176,835
                                         -----------         -----------          -----------        -----------
      Total securities
        available for sale               $ 1,511,027         $    30,363          $   (12,751)       $ 1,528,639
                                         ===========         ===========          ===========        ===========

                                                                       December 31, 2000
                                        ------------------------------------------------------------------------
                                                                   Gross            Gross
                                                                Unrealized        Unrealized           Market
                                        Amortized Cost            Gains             Losses              Value
                                        --------------         -----------        ------------       -----------
                                                                      (000's omitted)
Debt securities:
  U.S. Government and agencies           $   178,351           $       865        $    (1,130)       $   178,086
  GNMA, FNMA and
    FHLMC mortgage
    participation
    certificates                             712,292                 7,000             (2,064)           717,228
  Agency CMOs                                223,224                   657             (2,614)           221,267
  Privately issued CMOs                      412,374                   601             (2,223)           410,752
  Other                                      170,480                   947            (13,530)           157,897
                                         -----------           -----------        -----------        -----------
                                           1,696,721                10,070            (21,561)         1,685,230
Marketable
  equity securities:
    Common stocks                             18,082                 7,349               (897)            24,534
    FHLB stock                                80,550                    --                 --             80,550
    Preferred stocks                          69,913                   130             (7,155)            62,888
    Mutual funds                              29,337                 6,691               (284)            35,744
                                         -----------           -----------        -----------        -----------
                                             197,882                14,170             (8,336)           203,716
                                         -----------           -----------        -----------        -----------
      Total securities
        available for sale               $ 1,894,603           $    24,240        $   (29,897)       $ 1,888,946
                                         ===========           ===========        ===========        ===========

The amortized cost and market value of debt securities available for sale at December 31, 2001 and 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    December 31, 2001 (Restated)              December 31, 2000
                                   -----------------------------         -----------------------------
                                   Amortized             Market           Amortized           Market
                                      Cost               Value              Cost              Value
                                   ----------         ----------         ----------         ----------
                                                             (000's omitted)
Due in one year or less            $    1,060         $    1,107         $    3,331         $    3,347
Due after one year
  through five years                   23,158             23,872             96,721             97,875
Due after five years
  through ten years                    83,612             84,390            124,158            121,221
Due after ten years                   133,895            126,510            124,622            113,541
                                   ----------         ----------         ----------         ----------
                                      241,725            235,879            348,832            335,984
                                   ----------         ----------         ----------         ----------
GNMA, FNMA, FHLMC
  and CMO mortgage
  participation
  certificates                      1,098,542          1,115,925          1,347,889          1,349,246
                                   ----------         ----------         ----------         ----------
                                   $1,340,267         $1,351,804         $1,696,721         $1,685,230
                                   ==========         ==========         ==========         ==========

     Proceeds from sales and calls of securities available for sale during 2001, 2000 and 1999 were $322,540,000, $309,972,000 and $76,257,000 with realized gross gains of $6,386,000, $8,140,000 and $8,876,000 and realized gross losses of $20,999,000, $8,709,000 and $14,407,000, respectively. Gross losses in 2001 and 1999 include write-downs of approximately $14,506,000 and $9,000,000, respectively, on securities whose decline in value was deemed to be other than temporary.

6. LOANS

     A significant portion of the Bank's loans are to borrowers who are domiciled in New York City. The income of many of those customers is dependent on the economy of New York City and surrounding areas. In addition, a significant portion of the loans domiciled in New York City are real estate loans with mortgages on Staten Island properties, which is a borough of New York City.

     The loans originated by the Mortgage Company are to borrowers domiciled throughout the United States and thus are not as dependent on the economy of any one area of the country.

     While management uses available information to provide for losses of value on loans and foreclosed properties, future loss provisions may be necessary based on changes in economic conditions. In addition, the Bank's regulators, as an integral part of their examination process, periodically review the valuation of the Bank's loans and foreclosed properties. Such regulators may require the Bank to recognize write-downs based on judgments different from those of management.

     Loans, net held in portfolio consist of the following at December 31, 2001 and 2000:

                                                               2001 (Restated)          2000
                                                               ---------------      ------------
                                                                        (000's omitted)
Loans secured by mortgages on real estate:
       1-4 family residential                                    $ 2,062,897        $ 2,206,972
       Multi-family properties                                        48,783             49,034
       Commercial properties                                         335,260            307,407
       Home equity                                                    12,815             10,699
       Construction and land                                         245,515            152,956
       Deferred origination costs and unearned income, net            10,371             11,696
                                                                 -----------        -----------

           Net loans secured by mortgages on real estate           2,715,641          2,738,764
                                                                 -----------        -----------

Other loans:
       Student                                                           288                333
       Passbook                                                        7,477              6,237
       Commercial                                                     60,898             52,980
       Other Consumer                                                 42,356             63,984
                                                                 -----------        -----------
           Net other loans                                           111,019            123,534
                                                                 -----------        -----------
           Net loans before the allowance for loan losses          2,826,660          2,862,298
Allowance for loan losses                                            (20,041)           (14,638)
                                                                 -----------        -----------

       Net loans                                                 $ 2,806,619        $ 2,847,660
                                                                 ===========        ===========

     The Company's loans held for sale consist of mortgage loans originated for sale by the Mortgage Company and collateralized by one-to four-family residential real estate. As of December 31, 2001 mortgage loans held for sale had an unpaid principal balance of $1.2 billion. Mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis and are stated net of deferred loan origination costs and fees, which amounted to $14.4 million at December 31, 2001. The following table outlines the unpaid principal balance of mortgage loans held for sale by product type as December 31, 2001 and 2000, respectively.

                                                         2001                          2000
                                                      ----------                     --------
                                                                  000's omitted
Agency eligible                                       $  509,054                     $ 53,789
FHA/VA                                                   195,723                       22,419
Jumbo                                                    253,059                       34,530
ALT-A                                                    203,763                          289
Sub-prime                                                  9,556                          568
Net deferred loan fees/costs                              14,438                        4,568
                                                      ----------                     --------
Total                                                 $1,185,593                     $116,163
                                                      ==========                     ========

     The Mortgage Company had forward sales commitments with a notional value of $856.2 million at December 31, 2001. Such forward sale commitments are comprised of $192.5 million in allocated single whole loan sales, $415.7 million of allocated bulk whole loan sales and $248.0 million of unallocated forward sale commitments. The unallocated forward sale commitments had market appreciation of $1.0 million at December 31, 2001, which is recognized in the consolidated statements of financial condition and income.

     A summary of activity in the Company's allowance for loan losses for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                             2001              2000              1999
                                           --------          --------          --------
                                                         (000's omitted)
Beginning balance                          $ 14,638          $ 14,271          $ 16,617
     Increase as a result of
       acquisition                               --               847                --
     Provision (benefit) charged
       to operations                          8,757               652            (1,843)
     Charge-offs                             (4,265)           (2,186)           (1,665)
     Recoveries                                 911             1,054             1,162
                                           --------          --------          --------

     Ending balance                        $ 20,041          $ 14,638          $ 14,271
                                           ========          ========          ========

     Non-accrual loans of $15,093,000 and $9,766,000 at December 31, 2001 and 2000, respectively, represent the Company's recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and SFAS No. 118. The loss of interest income associated with loans on non-accrual status was approximately $935,000, $728,000 and $746,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The actual amount of interest recorded as income (on a cash basis) on such loans amounted to $46,000, $109,000 and $935,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     At December 31, 2001 and 2000, the valuation allowance related to all impaired loans totaled $11,475,000 and $8,152,000, respectively, and is included in the allowance for loan losses shown in the consolidated statements of financial condition. The average recorded investment in impaired loans for the years ended December 31, 2001 and 2000, was approximately $13,042,000 and $12,857,000, respectively.

     At December 31, 2001 and 2000, the Company had other real estate totaling $1,227,000 and $893,000, respectively, classified in other assets.

     At December 31, 2001 and 2000, the Company was servicing mortgages for others totaling $342,897,000 and $262,957,000, respectively.

     At December 31, 2001 and 2000, the Bank had balances outstanding from various officers totaling $6,005,000 and $5,706,000, respectively. During 2001, there were loan originations of $563,000 and loan repayments of $264,000 on the loans held by various officers of the Bank.

7. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2001 and 2000 are summarized as follows:

                                                     2001       2000
                                                  --------    --------
                                                     (000's omitted)
Land, building and leasehold improvements         $ 37,231    $ 28,931
Furniture, fixtures and equipment                   21,025      18,957
                                                  --------    --------
                                                    58,256      47,888
Less--Accumulated depreciation and amortization    (19,317)    (16,005)
                                                  --------    --------
                                                  $ 38,939    $ 31,883
                                                  ========    ========

8. DUE DEPOSITORS

     Scheduled maturities of certificates of deposit at December 31, 2001 are summarized as follows:

                                                                          Weighted
                                                 Amount                 Average Rate
                                              ----------                ------------
                                                        (000's omitted)
                               2002           $  833,401                   4.01%
                               2003              145,625                   4.24
                               2004               38,037                   4.81
                               2005               29,896                   3.42
                2006 and thereafter               36,941                   5.71
                                              ----------
                                              $1,083,900                   4.11%
                                              ==========

     The aggregate amounts of outstanding certificates of deposit in denominations of $100,000 or more at December 31, 2001 and 2000 were approximately $298,558,000 and $226,902,000, respectively.

9. BORROWED FUNDS

     The Company was obligated for borrowings as follows (000's omitted):

                                                                   December 31,
                                   ----------------------------------------------------------------------------
                                                 2001                                        2000
                                   --------------------------------            --------------------------------
                                                           Weighted                                    Weighted
                                                           Average                                      Average
                                      Amount                 Rate                Amount                  Rate
                                   ----------              --------            ----------              --------
Repurchase
   Agreements:
   Non-FHLB                        $  432,435                4.45%             $  629,974                6.15%
   FHLB                               228,000                5.39                 263,000                5.40
FHLB Advances                       1,725,000                4.67               1,348,000                6.51
Mortgage Company
   Repurchase
   Agreement                           66,293                2.47                      --                  --
Mortgage payable                           34               12.00                      37               12.00
                                   ----------                                  ----------
                                   $2,451,762                4.64%             $2,241,011                6.28%
                                   ==========                                  ==========

     The average balance of borrowings for the years ended December 31, 2001 and 2000 were $2,399,963,000 and $2,147,718,000, respectively. The maximum month-end balance of borrowings for the years ended December 31, 2001 and 2000 were $2,535,392,000 and $2,249,963,000, respectively.

     The Company's borrowings at December 31, 2001 have contractual maturities as follows (000's omitted):

                                                                              Weighted
                                                     Amount                 Average Rate
                                                  ----------                ------------
                 2002                             $  704,468                   4.16%
                 2003                                497,200                   4.41
                 2004                                406,170                   4.58
                 2005                                325,090                   5.27
                 2006                                120,800                   4.67
                 2007                                     --                     --
                 2008                                213,000                   5.42
                 2009 and thereafter                 185,034                   5.23
                                                  ----------
                                                  $2,451,762                   4.64%
                                                  ==========

     As of December 31, 2001, $755,601,000 of investment securities and $1,725,000,000 in mortgage loans were pledged as collateral for these borrowed funds.

10. EMPLOYEE BENEFIT PLANS

     DEFINED BENEFIT PLAN. Costs of the Bank's defined benefit plan are accounted for in accordance with SFAS No. 87. The following table sets forth the change in benefit obligations, the change in the plan assets, the funded status of the plan and the amounts recognized in the accompanying consolidated financial statements at December 31, 2001 and 2000, respectively, based upon the latest available actuarial measurement dates of December 31, 2001 and 2000, respectively.

                                                                            2001                       2000
                                                                           -------                    -------
                                                                                   (000's omitted)
Projected benefit obligation, beginning of year                            $19,675                    $17,245
     Interest cost                                                           1,363                      1,359
     Benefits paid                                                          (1,170)                    (1,001)
     Actuarial loss                                                            148                      2,072
                                                                           -------                    -------
Projected benefit obligation, end of year                                  $20,016                    $19,675
                                                                           =======                    =======

     The following table sets forth the plan's change in plan assets:

                                                                                  2001                    2000
                                                                                -------                 -------
                                                                                       (000's omitted)
Fair value of the plan assets, beginning of year                                $28,187                 $28,242
         Actual return on plan assets                                            (1,965)                    946
         Benefits paid                                                           (1,170)                 (1,001)
                                                                                -------                 -------

Fair value of the plan assets, end of year                                      $25,052                 $28,187
                                                                                =======                 =======

Funded status                                                                     5,036                   8,512
Unrecognized net actuarial loss (gain)                                            1,909                  (2,726)
                                                                                -------                 -------
         Prepaid cost                                                           $ 6,945                 $ 5,786
                                                                                =======                 =======

The components of net pension expense are as follows:

                                                 2001        2000        1999
                                               -------     -------     -------
                                                        (000's omitted)
Service cost-benefits earned during the year   $    --     $    --     $ 1,355
Interest cost on projected benefit
   obligation                                    1,363       1,359       1,457
Net amortization and deferral                       --          --         (15)
Expected return on plan assets                  (2,493)     (2,498)     (2,599)
Deferred Investment loss (gain)                    (29)       (330)        614
                                               -------     -------     -------

     Net pension expense (income)              $(1,159)    $(1,469)    $   812
                                               =======     =======     =======

Major assumptions utilized:
     Weighted average discount rate               7.25%       8.00%       6.75%
     Rate of increase in compensation
         levels                                     --          --        4.50
Expected long-term rate of return on
   assets                                         9.00        9.00        9.00

     The Bank amended the defined benefit plan to freeze future benefit accruals on December 31, 1999. In connection with the freezing of the plan and the plan's measurement date of December 31, 1999, in accordance with SFAS No. 88, the Bank recognized a curtailment gain of approximately $4.1 million for the year ended December 31, 1999.

     POSTRETIREMENT BENEFITS. The Bank provides postretirement benefits, including medical care and life insurance, which cover substantially all active employees hired prior to December 31, 1999 upon their retirement.

     The Bank's postretirement benefits are unfunded. The following table shows the components of the plan's accrued postretirement benefit cost included in other liabilities in the consolidated statements of financial condition as of December 31, 2001 and 2000:

                                                   2001     2000
                                                  ------   ------
                                                  (000's omitted)
Accumulated postretirement benefit obligations:
     Retirees                                     $1,354   $1,262
     Other fully eligible participants             2,816    2,229
     Unrecognized gain                               345      770
     Unrecognized past service liability             359      433
                                                  ------   ------

         Accrued postretirement benefit cost      $4,874   $4,694
                                                  ======   ======

     Net periodic postretirement benefit cost for 2001, 2000 and 1999 included the following components:

                                                   2001     2000     1999
                                                  -----    -----    -----
                                                       (000's omitted)
Service cost--benefits attributed to service
   during period                                  $ 209    $ 210    $ 217
Interest cost on accumulated postretirement
   benefit obligation                               273      270      228
Amortization of:
     Unrecognized (gain) loss                       (31)      (3)      --
     Unrecognized past service liability            (75)     (75)     (75)
                                                  -----    -----    -----

       Net periodic postretirement benefit cost   $ 376    $ 402    $ 370
                                                  =====    =====    =====

     The average health care cost trend rate assumption significantly affects the amounts reported. For example, a 1% increase in this rate would increase the accumulated benefit obligation by $308,000, $263,000 and $214,000 at December 31, 2001, 2000 and 1999, respectively, and increase the net periodic cost by $45,000, $37,000 and $43,000 for the years ended December 31, 2001, 2000 and
1999, respectively. The postretirement benefit cost components for 2001 were calculated assuming average health care cost trend rates ranging up to 9.0% and grading to 4.5% in 2007 and thereafter.

     401(k) PLAN. The Bank has a 401(k) plan (the "Plan") covering substantially all full-time employees. The Plan provides for employer matching contributions subject to a specified maximum and also contains a profit-sharing feature which provides for contributions at the discretion of the Company. The Plan expense in 2001, 2000 and 1999 was matched through stock contributions under the ESOP. The amounts matched for the years ended December 31, 2001, 2000 and 1999 were approximately $686,000, $581,000 and $535,000, respectively.

     EMPLOYEE STOCK OWNERSHIP PLAN. The ESOP borrowed $41,262,000 from the Company and used the funds to purchase 6,877,000 shares of the Company's stock issued in the conversion. The loan has an interest rate of 8.25% and will be repaid over a 15-year period. The loan was issued on December 19, 1997. Shares purchased are held in a suspense account for allocation among the participants as the loan is paid. Contributions to the ESOP and shares released from the loan collateral are in an amount proportional to repayment of the ESOP loan. Shares allocated are first used for the employer matching contribution for the 401(k) plan, with the remaining shares allocated to the participants based on compensation as described in the plan in the year of allocation. The vesting schedule is the same as the Bank's current 401(k) plan. Forfeitures from the 401(k) matching contributions will be used to reduce future employer 401(k) matching contributions, while forfeitures from shares allocated to the participants will be allocated among the participants in the same way as for contributions. There were 457,808 shares allocated in the years 2001, 2000 and 1999. The Company recorded compensation expense of $5,437,000, $1,773,000 and $2,790,000 for the ESOP for the years ended December 31, 2001, 2000 and 1999, respectively.

     RECOGNITION AND RETENTION PLAN. The Company maintains the 1998 Recognition and Retention Plan (the "RRP"), which was implemented in July 1998, for the directors and officers of the Bank. The objective of the RRP is to enable the Company to provide officers and directors of the Bank with a proprietary interest in the Company as an incentive to contribute to its success. During 1998, the RRP purchased 3,438,500 shares of the Company or 4% of the common stock sold in the Conversion on the open market. These purchases were funded by the Bank. Awards vest at a rate of 20% per year for directors and officers, commencing one year from the date of award. Awards become 100% vested upon retirement, termination of employment due to death or disability or upon change of control. The Company recorded compensation expense of $5,991,000, $6,313,000 and $6,025,000 for the RRP for the years ended December 31, 2001, 2000 and 1999, respectively.

     The following table sets forth the activity in the RRP:

                                 2001                             2000                       1999
                      ------------------------------      --------------------      -----------------------
                       Number                              Number     Weighted       Number        Weighted
                        of               Weighted            of        Average         of          Average
                       Shares          Average Price       Shares       Price        Shares         Price
                      -------          -------------      -------     --------      -------        --------
Granted                    --             $   --           58,400       $ 8.93       36,400         $ 9.23
Vested                597,010              10.09          619,340        10.12      595,060          10.13
Forfeited              13,690              10.03            4,740        10.13       10,650          10.13
Shares available      369,430                             355,740                   409,400

     STOCK OPTION PLAN. The Company maintains the 1998 Stock Option Plan (the "Stock Option Plan"). Pursuant to the Stock Option Plan, the Company has reserved 8,596,250 shares of common stock for future issuance, which is equal to 10% of the common stock sold in the Conversion. Under the Stock Option Plan, stock options (which expire 10 years from the date of grant) have been granted to the directors, officers and certain employees of the Bank and the Mortgage Company. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value of the stock at the date of the grant. Options will be exercisable in whole or in part over the vesting period. The options vest ratably over a three-to five-year period. However, all options become 100% exercisable in the event the employee terminates his or her employment due to retirement, death or disability or upon change of control.

     The Company accounts for the Stock Option Plan using the intrinsic value method prescribed in APB No. 25. For the year ended December 31, 2001, compensation expense was recorded on all outstanding options equal to the difference between the option exercise price and the fair market value of the Company's common stock at the exercise date or at the financial reporting date, whichever is earlier. The resulting non-cash charge to compensation expense for the year ended December 31, 2001 was $27,234,000. No compensation expense was recorded during the years ended December 31, 2000 and 1999 as the market price of the Company's common stock was below the option exercise prices. As mentioned in Note 1, above, effective September 24, 2002,the Company has reestablished the Stock Option Plan as a fixed plan under APB No 25.

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value rather than the intrinsic value-based method. The following table compares reported net income and earnings per share on a pro forma basis, assuming that the Company accounted for stock based compensation under SFAS 123. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                              2001
                                           (Restated)                     2000                         1999
                                           ----------                   -------                      -------
                                                                   (000's omitted)
Net income:
     As reported                             $45,733                    $53,926                      $52,875
     Pro forma                                45,733                     53,926                       52,875
Earnings per share:
     As reported--
         Basic                                  0.76                       0.80                         0.70
         Diluted                                0.75                       0.80                         0.70
     Pro forma--
         Basic                                  0.76                       0.80                         0.70
         Diluted                                0.75                       0.80                         0.70

     STOCK OPTION ACTIVITY. The following table sets forth stock option activity and the weighted average fair value of options granted:

                                          2001                         2000                         1999
                                  ------------------------    ------------------------      ---------------------
                                                 Weighted                     Weighted                   Weighted
                                    Number        Average       Number         Average        Number      Average
                                     of          Exercise        of           Exercise         of        Exercise
                                   Options        Price        Options          Price        Options       Price
                                  ---------      ---------    ---------       --------      ---------    --------
Options outstanding,
  beginning of year               6,155,600       $11.34      6,092,000         $11.37      6,112,000     $11.44
     Options granted              1,484,920        14.27         90,000           9.11        182,000       9.31
     Options exercised            (324,858)        11.25             --             --             --         --
     Options forfeited             (69,400)        11.28       (26,400)          11.44      (202,000)      11.44
                                 ----------                  ----------                    ----------
Options outstanding, end of year  7,246,262        11.95      6,155,600          11.34      6,092,000      11.37
                                 ==========                  ==========                    ==========
Remaining options
  available for grant under plan  1,025,130                   2,440,650                     2,504,250
Exercisable options, end
  of year                         3,391,542        11.40      2,516,800          11.41      1,252,400      11.44
Weighted average fair
  value of options granted       $     3.89                  $     3.42                    $     3.39

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                              2001     2000     1999
                             -----    -----    -----
Risk-free interest rate       4.50%    5.50%    5.50%
Expected dividend yield       2.70     2.70     2.70
Volatility                   30.74    30.42    29.92
Expected life in years           6        6        6

     The following table shows stock options which were outstanding and stock options which were exercisable as of December 31, 2001.

                            Options Outstanding                                         Options Exercisable
----------------------------------------------------------------------------    -------------------------------------
                                               Weighted
                                               Average
                            Outstanding       Remaining          Weighted        Exercisable
Range of Exercise              as of       Contractual Life       Average           as of            Weighted Average
     Prices                 12/31/2001        (in years)      Exercise Price      12/31/2001          Exercise Price
--------------------        -----------    ----------------   --------------     -----------         ----------------
     $ 8.040-$10.050           237,600           8.0              $ 9.255            62,400              $ 9.329
     $10.050-$12.060         5,527,542           6.0               11.438         3,329,142               11.438
     $12.060-$14.070           116,520           9.6               13.026                 0                  n/a
     $14.070-$16.080         1,364,600           9.7                14.38                 0                  n/a
                             ---------                                            ---------

                             7,246,262           6.8              $11.946         3,391,542              $11.399
                             =========                                            =========

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. In 1993, the Company adopted a Supplemental Executive Retirement Plan (the "Executive Plan") for certain senior officers that provides for payments upon retirement, death or disability. The Company amended the Executive Plan to freeze future benefit accruals on December 31, 1999. The annual benefit is based upon annual salary (as defined) plus interest. Net periodic pension expense for the Executive Plan for the years ended December 31, 2001, 2000 and 1999 was approximately $134,000, $105,000 and $556,000, respectively.

11. INCOME TAXES

     The provision for income taxes consists of the following:

                                2001        2000       1999
                              --------    --------   --------
                                      (000's omitted)
Current:
  Federal                     $ 33,613    $ 22,790   $ 26,353
  State and Local                4,433       3,528      5,554
                              --------    --------   --------
                                38,046      26,318     31,907
Deferred                       (14,080)      6,590      3,352
                              --------    --------   --------
                              $ 23,966    $ 32,908   $ 35,259
                              ========    ========   ========

     The following table reconciles the federal statutory rate to the Company's effective tax

                                                                       December 31, 2001
                                                               -------------------------------
                                                                                 Percentage of
                                                                Amount           Pretax Income
                                                               --------          -------------
                                                                       (000's omitted)
Federal tax at statutory rate                                  $ 24,395              35.0%
State and local income taxes                                       (601)             (0.9)
Tax-exempt dividend income                                         (895)             (1.3)
Increase in cash surrender value of BOLI                         (2,525)             (3.6)
Amortization of goodwill                                          1,609               2.3
Other                                                             1,983               2.9
                                                               --------            ------
  Income tax provision                                         $ 23,966              34.4%
                                                               ========            ======

                                                                       December 31, 2000
                                                               -------------------------------
                                                                                 Percentage of
                                                                Amount           Pretax Income
                                                               --------          -------------
                                                                       (000's omitted)
Federal tax at statutory rate                                  $ 30,392              35.0%
State and local income taxes                                      2,565               3.0
Tax-exempt dividend income                                       (1,357)             (1.6)
Increase in cash surrender value of BOLI                         (2,388)             (2.8)
Amortization of goodwill                                          1,738               2.0
Other                                                             1,958               2.3
                                                               --------            ------
  Income tax provision                                         $ 32,908              37.9%
                                                               ========            ======

                                                                        December 31, 1999
                                                               -------------------------------
                                                                                 Percentage of
                                                                Amount           Pretax Income
                                                               --------          -------------
                                                                       (000's omitted)
Federal tax at statutory rate                                  $ 30,847              35.0%
State and local income taxes                                      4,475               5.0
Tax-exempt dividend income                                       (1,425)             (1.6)
Increase in cash surrender value of BOLI                           (926)             (1.0)
Amortization of goodwill                                            318               0.4
Other                                                             1,970               2.2
                                                               --------            ------
  Income tax provision                                         $ 35,259              40.0%
                                                               ========            ======

     The following is a summary of the income tax (liability) receivable at December 31, 2001 and 2000:

                                 2001         2000
                               --------    --------
                                  (000's omitted)
Current taxes                  $(26,367)   $ (5,691)
Deferred taxes                   31,735      25,340
                               --------    --------
                               $  5,368    $ 19,649
                               ========    ========

     The components of the net deferred tax asset at December 31, 2001 and 2000 are as follows:

                                           2001     2000
                                         -------   -------
                                           (000's omitted)
Assets:
  Contribution to Foundation             $ 2,353   $ 5,537
  Allowance for loan losses                8,702     5,868
  Postretirement benefit accrual           2,234     1,984
  Non-accrual loans                          740       517
  Deferred compensation                      969       975
  ESOP shares                              1,983     1,485
  Unrealized loss on AFS securities           --     6,049
  Deferred loss on impaired securities     6,515        --
  Deposit premium                          1,137        --
  Stock options                           11,652        --
  Other                                   10,824     8,969
                                         -------   -------
    Total assets                          47,109    31,384
                                         -------   -------
Liabilities:
  Bad debt recapture under Section 593       833     1,250
  Pension plan and curtailment gain        2,818     2,288
  Fixed-asset tax basis adjustment           708       662
  Bond discounts                           1,499     1,115
  Unrealized gain on AFS securities        7,842        --
  Loan servicing asset                     1,553        --
  Other                                      121       729
                                         -------   -------
    Gross deferred tax liability          15,374     6,044
                                         -------   -------
    Net deferred tax asset               $31,735   $25,340
                                         =======   =======

     At December 31, 2001 and 2000, the deferred tax asset is included in other assets in the accompanying consolidated financial statements.

     The net deferred tax asset at December 31, 2001 and 2000 represents the anticipated federal, state and local tax benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. Based upon current facts, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. However, there can be no assurance about the level of future earnings.

     BAD DEBT DEDUCTION. Through January 1, 1996, under Section 593 of the Internal Revenue Code, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, was computed using an amount based on the Bank's actual loss experience (the "Experience Method") or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions or additions to the Bank's bad debt reserve are permitted under the New York State Bank Franchise Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI Method was approximately 32% rather than 8%.

     Effective January 1, 1996, Section 593 was amended, and the Bank is unable to make additions to its federal tax bad debt reserve, however the Bank is permitted to deduct bad debts only as they occur and is additionally required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Bank's taxable year beginning on January 1, 1996, the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987, or over a lesser amount if the Bank's loan portfolio has decreased since December 31, 1987. Such recapture requirements have been deferred for taxable years through December 31, 1997 as the Bank originated a minimum amount of certain residential loans based upon the average of the principal amounts of such loans originated by the Bank during its six taxable years preceding January 1, 1996. The recapture requirement amount for the year 2001 was $1.2 million. In addition, in the event of certain distributions or a complete liquidation, the Bank would be required to recapture pre-1988 reserve method deductions of $11.6 million. Management has no intention of taking any such actions.

     The New York State and New York City tax law has been amended to prevent a similar recapture of the Bank's bad debt reserve and to permit continued future use of the bad debt reserve method for purposes of determining the Bank's New York State and New York City tax liability. This change also provides for an indefinite deferral of the recapture of the bad debt reserves generated for New York State and New York City purposes.

     Should the Bank fail to meet certain statutory tests, including maintaining at least 60% of its assets in certain qualifying assets, the Bank would be required to include into taxable income the amount that the State and City tax bad debt reserves exceed the corresponding Federal reserve . As of December 31, 2001 the Bank has not provided any tax liability for recognition of the Bank's excess State and City reserves of approximately $90 and $95 million, respectively. In addition, the Bank's qualifying asset percentage exceeded the 60% threshold at December 31, 2001.

     STATE, LOCAL AND OTHER TAXES. The Company files state and local tax returns on a calendar-year basis. State and local taxes imposed on the Company primarily consist of New York State franchise tax, New York City Financial Corporation tax, Delaware franchise tax and state taxes for an additional 40 states. These additional state taxes are attributable to the operation of SIB Mortgage Corp. Inc., which has offices in these additional locations. The Company's annual liability for New York State and New York City purposes is the greater of a tax on income or an alternative tax based on a specified formula. Liability for other state taxes are determined in accordance with the applicable local tax code. The Company's liability for Delaware franchise tax is based on the lesser of a tax based on an authorized shares method or an assumed par value capital method; however, under each method, the Company's total tax will not exceed $150,000.

12. COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters of credit and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. The Company uses the same policies in making commitments as it does for on-balance sheet instruments. No material losses are anticipated as a result of these transactions. The Company is contingently liable under standby letters of credit in the amount of $4.4 million and $4.8 million at December 31, 2001 and 2000, respectively. In addition, at December 31, 2001 and 2000, mortgage loan commitments and unused balances under revolving credit lines approximated $1.04 billion and $469.5 million, respectively. As of December 31, 2001 and 2000, the Mortgage Company had commitments to sell loans of $856.2 million and $218.6 million, respectively.

     At December 31, 2001, the Bank had available a $50.0 million line of credit at the Federal Home Loan Bank of New York and two Federal Funds lines of credit for $25.0 million and $10.0 million at two commercial banking institutions. These lines of credit were not in use at December 31, 2001. At December 31, 2001, the Mortgage Company had one line of credit for $150.0 million with a financial institution. At December 31, 2001, the Mortgage Company had $66.3 million outstanding on this line of credit. In February 2002, the Mortgage Company obtained an additional $150.0 million line of credit with another financial institution.

     Total operating rental commitments on branch offices and other facilities, which expire at various dates through May 2015, exclusive of renewal options, are as follows (000's omitted):

                   2002                                $ 4,299
                   2003                                  3,360
                   2004                                  2,862
                   2005 and thereafter                   5,791
                                                       -------
                                                       $16,312
                                                       =======


     Rental expense included in the consolidated statements of income was approximately $3,549,000, $2,213,000 and $1,648,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In the ordinary course of business, the Bank has extended credit to various directors, officers and their associates of the Company and its subsidiaries. For aggregate loans outstanding to related parties as of December 31, 2001, see the last paragraph in Note 6, above, "Loans."

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     ACCRUED INTEREST. The carrying amount is a reasonable estimate of fair value.

     SECURITIES AVAILABLE FOR SALE. Fair values for securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     LOANS. For loans, fair value is based on the credit and interest rate characteristics of individual loans. These loans are stratified by type, maturity, interest rate, underlying collateral, where applicable, and credit quality ratings. Fair value is estimated by discounting scheduled cash flows through estimated maturities using discount rates which in management's opinion best reflect current market interest rates that would be charged on loans with similar characteristics and credit quality. Credit risk concerns are reflected by adjusting cash flow forecasts, by adjusting the discount rate or by adjusting both.

     DEPOSIT LIABILITIES. The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Demand deposits, savings accounts and certain money market deposits are valued at their carrying value. In the Company's opinion, these deposits could be sold at a premium based on management's knowledge of the results of recent sales of financial institutions in the New York City area.

     ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE. The carrying amount is a reasonable estimate of fair value.

     BORROWED FUNDS. Fair value is based on discounted contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

     DERIVATIVE FINANCIAL INSTRUMENTS. The fair value of derivative financial instruments is estimated based on quoted market prices.

     LOAN COMMITMENTS. Fair values for loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing, and are not significant since fees charged are not material.

     The estimated fair values of the Company's financial instruments are as follows (000's omitted):

                                                      December 31, 2001
                                           ---------------------------------
                                           Carrying Amount        Fair Value
                                           ---------------       -----------
                                                     (Restated)
Financial assets:
  Cash and due from banks                   $   116,846          $   116,846
  Federal funds sold                             38,000               38,000
  Securities available for sale               1,528,639            1,528,639
  Loans                                       4,012,253            4,052,237
    Less--Allowance for loan losses             (20,041)                  --
  Accrued interest receivable                    28,601               28,601
Financial liabilities:
  Savings and demand deposits                 1,817,428            1,817,428
  Certificates of deposit                     1,083,900            1,092,441
  Borrowed funds                              2,451,762            2,561,196
  Advances from borrowers for
    taxes and insurance                          17,495               17,495
  Accrued interest payable                       14,812               14,812
  Derivative financial instruments                1,020                1,020

                                                    December 31, 2000
                                           ---------------------------------
                                           Carrying Amount        Fair Value
                                           ---------------       -----------
                                                     (Restated)
Financial assets:
  Cash and due from banks                   $    92,103          $    92,103
  Federal funds sold                             12,000               12,000
  Securities available for sale               1,888,946            1,888,946
  Loans                                       2,978,501            2,988,491
    Less--Allowance for loan losses             (14,638)                  --
  Accrued interest receivable                    30,905               30,905
Financial liabilities:
  Savings and demand deposits                 1,397,629            1,397,629
  Certificates of deposit                       947,584              948,650
  Borrowed funds                              2,241,011            2,277,774
  Advances from borrowers for
    taxes and insurance                          11,534               11,534
  Accrued interest payable                       26,969               26,969

14. EARNINGS PER SHARE RECONCILIATION

     The following table is the reconciliation of basic and fully diluted EPS as required under SFAS No. 128 for the years ended December 31, 2001, 2000 and 1999.

                                                       For the Year Ended
                                                 December 31, 2001 (Restated)
                                          -----------------------------------------
                                                           Weighted
                                                        Average Shares  Per Share
                                            Net Income   Outstanding      Amount
                                          ------------  --------------  -----------
                                          (000's omitted, except per share amounts)
Basic EPS:
  Net income                                 $45,733       60,180      $   0.76
Effect of Dilutive Securities:
  Incremental shares from
  assumed exercise of
  outstanding options                             --          955         (0.01)
                                             -------       ------      --------
Diluted EPS                                  $45,733       61,135      $   0.75
                                             =======      =======      ========

                                                       For the Year Ended
                                                       December 31, 2000
                                          -----------------------------------------
                                                           Weighted
                                                        Average Shares  Per Share
                                            Net Income   Outstanding      Amount
                                          ------------  --------------  -----------
                                          (000's omitted, except per share amounts)
Basic EPS:
  Net income                                 $53,926       67,021      $   0.80
Effect of Dilutive Securities:
  Incremental shares from
  assumed exercise of
  outstanding options                             --           --            --
                                             -------       ------      --------
Diluted EPS                                  $53,926       67,021      $   0.80
                                             =======       ======      ========

                                                       For the Year Ended
                                                       December 31, 1999
                                          -----------------------------------------
                                                           Weighted
                                                        Average Shares  Per Share
                                            Net Income   Outstanding      Amount
                                          ------------  --------------  -----------
                                          (000's omitted, except per share amounts)
Basic EPS:
  Net income                                 $52,875       75,757      $   0.70
Effect of Dilutive Securities:
  Incremental shares from
  assumed exercise of
  outstanding options                             --           --            --
                                             -------       ------      --------
Diluted EPS                                  $52,875       75,757      $   0.70
                                             =======       ======      ========

15. SEGMENT REPORTING

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

     COMMUNITY BANKING. The Company's Community Banking segment provides traditional banking services to commercial and retail customers generally located in areas in relatively close proximity to the Bank's branch office locations in Staten Island and Brooklyn, New York, and New Jersey. The services include deposit accounts and related services, residential and commercial real estate lending, consumer lending, commercial lending, loan servicing, trust services and life insurance products. Products and services offered by this business segment are delivered through a multichannel distribution network, including on-line banking.

     MORTGAGE BANKING. In November 1998, the Company formed SIB Mortgage Corp. to enter the mortgage banking business by acquiring the assets of Ivy Mortgage Corp. In 1999, 2000 and 2001, it was the goal of the Mortgage Company to expand geographically to grow the level of originations and to be able to attain a profitable level of originations in all interest rate environments.

     The Company's Mortgage Banking segment activities, which are conducted principally through SIB Mortgage Corp., d/b/a "Ivy Mortgage," include primarily the production of residential real estate loans either for the sale into the secondary market or, to a lesser extent, for retention in the Company's portfolio. The loans are originated through a network of retail and net branches in 42 states. Loans not retained for the Company's portfolio are sold to investors, including certain government agencies. Loans originated in 2001 were $4.0 billion of primarily fixed-rate and adjustable-rate residential loans, and loans sold were $2.9 billion.

     The segment operating revenue and operating earnings in the table below incorporate certain intersegment transactions that the Company views as appropriate for purposes of reflecting the contribution of certain segments, which are eliminated in preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles. Certain corporate costs are not allocated between the two business segments.

SEGMENT REPORTING TABLE

                                                               December 31, 2001 (Restated)
                                       ---------------------------------------------------------------------------
                                                                                 Elimination of
                                                                                  Intersegment
                                       Mortgage Banking     Community Banking         Items               Total
                                       ----------------     -----------------    --------------        ----------
                                                                     (000's omitted)
Operating revenue                         $  121,072           $  155,523           $  (972)           $  275,623
Operating expenses                            95,522              101,645                 --              197,167
Net income                                    13,017               33,328              (612)               45,733
Assets at year-end                         1,486,040            4,519,625              (612)            6,005,053

                                                                    December 31, 2000
                                       ---------------------------------------------------------------------------
                                                                                 Elimination of
                                                                                  Intersegment
                                       Mortgage Banking     Community Banking         Items               Total
                                       ----------------     -----------------    --------------        ----------
                                                                     (000's omitted)
Operating revenue                         $   29,030            $ 156,200           $  (984)           $  184,246
Operating expenses                            30,639               66,121                 --               96,760
Net income                                   (1,291)               55,802              (585)               53,926
Assets at year-end                           310,923            4,930,526              (585)            5,240,864

                                                                    December 31, 1999
                                       ---------------------------------------------------------------------------
                                                                                 Elimination of
                                                                                  Intersegment
                                       Mortgage Banking     Community Banking         Items               Total
                                       ----------------     -----------------    --------------        ----------
                                                                     (000's omitted)
Operating revenue                         $   22,155           $  148,014           $  (907)           $  169,262
Operating expenses                            25,579               57,392                --                82,971
Net income                                   (2,308)               55,714              (531)               52,875
Assets at year-end                            59,688            4,403,157              (531)            4,462,314

16. STATEN ISLAND BANCORP, INC.

     The following condensed statements of financial condition as of December 31, 2001 and 2000 and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2001 represent the parent-company-only financial information and should be read in conjunction with the consolidated financial statements and the notes thereto.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                       December 31,
                                              -----------------------------
                                              2001 (Restated)        2000
                                              ---------------     ---------
                                                      (000's omitted)
Assets:
  Cash                                           $  11,580        $   9,980
  Securities available for sale                     69,450          118,849
  Investment in Bank                               479,760          441,961
  ESOP loan receivable from Bank                    34,631           36,497
  Other assets                                      11,419           13,007
                                                 ---------        ---------
    Total assets                                 $ 606,840        $ 620,294
                                                 =========        =========
Liabilities:
  Loan payable to Bank                           $  40,062        $  33,191
  Accrued interest and other liabilities             2,975            1,571
                                                 ---------        ---------
    Total liabilities                               43,037           34,762
                                                 ---------        ---------
Stockholders' equity:
  Common stock                                         903              451
  Additional paid-in capital                       569,959          537,744
  Retained earnings                                317,208          291,345
  Unallocated ESOP shares                          (30,215)         (32,962)
  Unearned RRP shares                              (14,333)         (19,784)
  Less--Treasury stock (27,773,338 and
  20,418,650 shares at December 31, 2001
  and 2000, respectively), at cost                (289,469)        (188,321)
  Accumulated other comprehensive
    income (loss), net of tax                        9,750           (2,941)
                                                 ---------        ---------
      Total stockholders' equity                   563,803          585,532
                                                 ---------        ---------
      Total liabilities and
        stockholders' equity                     $ 606,840        $ 620,294
                                                 =========        =========

CONDENSED STATEMENTS OF INCOME

                                                          December 31,
                                         -------------------------------------------
                                         2001 (Restated)      2000            1999
                                         ---------------    --------        ---------
                                                        (000's omitted)
Income:
  Investment income                         $  5,159        $  9,395        $ 12,222
  Other interest income                           50              41             172
  Interest income ESOP loan                    2,954           3,101           3,236
  Other income                                   600             386              76
  Loss on sale of investments                 (1,341)           (590)         (5,555)
                                            --------        --------        --------
                                               7,422          12,333          10,151
Expenses:
  Interest expense                             3,819           4,390           1,675
  Other expense                                  423             348             483
                                            --------        --------        --------
  Income before provision for
    income taxes and equity in
    undistributed earnings of Bank             3,180           7,595           7,993
  Provision for income taxes                   1,676           3,119           3,830
                                            --------        --------        --------
    Income before equity in
      undistributed earnings of Bank           1,504           4,476           4,163
Equity in undistributed
  earnings of Bank                            44,229          49,450          48,712
                                            --------        --------        --------
    Net income                              $ 45,733        $ 53,926        $ 52,875
                                            ========        ========        ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                          December 31,
                                            ------------------------------------------
                                            2001 (Restated)      2000            1999
                                            ---------------   ---------      ---------
                                                        (000's omitted)
Cash flows from operating activities:
  Net income                                   $  45,733      $  53,926      $  52,875
  Adjustments to reconcile net income
  to net cash provided by operating
     activities--
      Undistributed earnings of Bank             (44,229)       (49,450)       (48,712)
      Amortization of bond and
          mortgage premium                            --             (2)            74
      Loss on sale of available-for-sale
          securities                               1,341            590          1,737
      Decrease in accrued
          interest receivable                        278             87            171
      Decrease (increase) in
          other assets                             1,493           (689)            --
      (Decrease) increase in accrued
          interest payable                         1,404            447            (13)
      Decrease (increase) in deferred
          income taxes                                --         (1,676)         5,539
                                               ---------      ---------      ---------
          Net cash provided by
            operating activities                   6,020          3,233         11,671
                                               ---------      ---------      ---------
Cash flows from investing activities:
  Decrease in investment in Bank                  60,000         20,000         80,000
  Maturities of available-for-sale
      securities                                      --             --          7,428
  Sales of available-for-sale securities          75,072         52,828         66,205
  Purchases of available-for-sale
      securities                                 (24,449)       (18,538)       (66,771)
  Principal collected on ESOP loan                 1,866          1,720          1,584
                                               ---------      ---------      ---------
          Net cash provided by
               investing activities              112,489         56,010         88,446
                                               ---------      ---------      ---------
Cash flows from financing activities:
  Increase in borrowings                           6,871         33,191             --
  Dividends paid                                 (19,418)       (18,764)       (16,974)
  Purchase of treasury stock                    (104,362)       (67,172)       (93,669)
                                               ---------      ---------      ---------
          Net cash used in
               financing activities             (116,909)       (52,745)      (110,643)
                                               ---------      ---------      ---------
          Net increase (decrease) in
              cash and cash equivalents            1,600          6,498        (10,526)
Cash and cash equivalents,
    beginning of year                              9,980          3,482         14,008
                                               ---------      ---------      ---------
Cash and cash equivalents,
    end of year                                $  11,580      $   9,980      $   3,482
                                               =========      =========      =========

17.  RESTATEMENT

     The Company has restated its financial results for the year ended December 31, 2001 due to certain adjustments which are summarized below.

     During the third quarter of 2002, management determined that certain stock options issued under the Company's Amended and Restated 1998 Stock Option Plan (the "Stock Option Plan") were exercised under a net cash settlement method, whereby the Company, in effect, repurchased the option shares under the Company's on-going stock repurchase programs and remitted the excess of the fair market value of the shares over the exercise price to the employee. Under existing accounting standards, the existence of these transactions conducted in this manner required that compensation expense be recorded from the inception date of the plan, on all exercised, or vested and unexercised, options equal to the difference between the option exercise price and the fair value of the stock at the exercise date (or at the financial reporting date, whichever is earlier). Increases or decreases in the value of the stock options are subsequently reflected as additional charges or credits to compensation expense in the respective financial reporting period during the time in which this exercise method was allowed. Primarily as a result of variable plan accounting on the Stock Option Plan, other expenses for the year ended December 31, 2001, increased by $28.6 million (pre-tax) from the previously reported amount. Effective September 24, 2002, the Company discontinued the practice which led to this accounting treatment; therefore, for quarterly reporting periods subsequent to September 30, 2002, no additional charges or credits to compensation expense will occur as a result of this plan activity.

     Management also determined that certain securities (primarily collateralized bond obligations "CBOs") with a total carrying value of $24.5 million were other than temporarily impaired at December 31, 2001, and, accordingly, impairment charges of $14.5 million (pre-tax) are reflected in the Company's restated financial statements at and for the year ended December 31, 2001. This adjustment does not affect total stockholders' equity at December 31, 2001, as this charge was previously reflected as unrealized depreciation at December 31, 2001, which is shown as a component of stockholders' equity. The Company previously took impairment charges of $500,000 (pre-tax) and $7.4 million (pre-tax) for the three months ended March 31, 2002 and June 30, 2002, respectively, against these securities; these charges have been reversed in the respective quarters, and quarterly pre-tax income increased by these same amounts. During the quarter ended September 30, 2002, the Company sold all of its remaining $14.3 million of CBOs as part of a securities portfolio restructuring.

     The Company had not previously reflected dividends paid on unallocated shares in its Employee Stock Ownership Plan ("ESOP") as compensation expense. As a result, the Company has restated its financial statements to reflect additional compensation expense of $1.4 million (pre-tax) for the year ended December 31, 2001. The Company will record future dividends on unallocated shares as compensation expense.

     The Company previously recognized revenues and expenses on loans when loans were sold by the Mortgage Company, subject to take out commitments. From the time a loan is shipped to the time payment is received by the Mortgage Company, a period of five to 30 days typically elapses. The Company has now determined that gains on loans sold should be recognized at the time payment is received rather than at the time loans are shipped. Due to this timing difference, the Company's restated financial results reflect a reduction of gain on loan sales of $2.8 million (pre-tax) for the year ended December 31, 2001 compared to the previously reported amount.

     Additionally, the Company has revised certain estimates related to deferred loan origination costs and fees and its restated financial statements reflect an increase in net deferred costs of $1.1 million (pre-tax) compared to the previously reported amount for the year ended December 31, 2001. Changes in net deferred costs are reflected in the income statement as increases or decreases to gain on sale of mortgage loans.

     The Company's restated financial statements also reflect previously unrecorded market appreciation in unallocated forward sale commitments by the Mortgage Company of $1.0 million (pre-tax) for the year ended December 31, 2001.

     The following is a summary of the effect of restatement on the Company's consolidated financial statements at or for the periods reflected.

                                                                                  Selected Balance Sheet Data
                                                                                      At December 31, 2001
                                                                             --------------------------------------
                                                                              As Previously                As
                                                                                 Reported                Restated
                                                                             --------------            ------------
                                                                                        000's omitted
Loans held for sale                                                             $1,187,373              $1,185,593
Other assets                                                                       189,558                 202,945
Total assets                                                                     5,993,446               6,005,053
Additional paid-in capital                                                         543,123                 569,959
Retained earnings                                                                  340,270                 317,208
Accumulated other comprehensive income, net of tax                                   1,917                   9,750
Total stockholders' equity                                                         552,196                 563,803

                                                                                 Summary Income Statement Data
                                                                             For the Year Ended December 31, 2001
                                                                             -------------------------------------
                                                                              As Previously               As
                                                                                 Reported              Restated
                                                                             --------------          -------------
                                                                             000's omitted, except per share data
Loan fees and gains                                                              $109,249              $108,489
Securities transactions, losses                                                     (107)              (14,613)
Total other expense                                                               168,570               197,167
Income before provision for income taxes                                          113,562                69,699
Provision for income taxes                                                         43,483                23,966
Net income                                                                         70,079                45,733
Earnings per share
Basic                                                                                1.16                  0.76
Diluted                                                                              1.15                  0.75

                                                                                    Selected Cash Flow Data
                                                                             For the Year Ended December 31, 2001
                                                                             -------------------------------------
                                                                              As Previously               As
                                                                                 Reported              Restated
                                                                             --------------          -------------
                                                                                         000's omitted
Net Income                                                                   $       70,079          $      45,733

Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
     Realized loss on sale of available for sale securities                             107                 14,613
     Expense charge relating to allocation and earned portions of
        employee benefit plans                                                       10,066                 39,973
     (Increase) in other assets                                                     (35,503)               (41,770)
     (Increase) decrease in deferred income taxes                                       235                (14,080)
        Net cash provided by (used in) operating activities                         (70,798) (1)          (984,680)

Cash flows from investing activities:
     Net cash provided by (used in) investing activities                           (670,995) (1)           388,683

Cash flows from financing activities:
     Cash dividends paid                                                            (21,179)               (19,418)
     Net cash provided by financing activities                                      650,940  (1)           646,740

Net increase in cash and cash equivalents                                    $       50,743  (2)     $      50,743

----------
(1) The previously reported amounts for net cash provided by (used in) operating activities, investing activities and financing activities have been adjusted for the effect of the restatement.

(2) As indicated, there has been no change in the net increase in cash and cash equivalents as a result of the restatement or due to reclassifications.

18. TREASURY STOCK

     The Company purchased 7.7 million and 7.5 million treasury shares at an aggregate cost of $104.4 million and $67.2 million during the years 2001 and 2000, respectively. During 2001, 324,858 shares were reissued for the exercise of stock options. As of December 31, 2001 there are 27.8 million shares held as treasury stock. In October 2001, the Company announced its eighth stock repurchase program for 3.2 million shares of the Company's common stock which represented 5% of the outstanding common stock. At December 31, 2001, 2.6 million shares remained to be repurchased from this program. The number of shares have been adjusted for the 2-for-1 stock split in November, 2001. See "Common Stock" in Note 1, above.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years ended December 31, 2001 and 2000 is presented below. All share amounts, including earnings per share, cash dividends declared per share and stock price amounts have been adjusted to reflect the stock dividend:

                                                    Fourth               Third            Second           First
                                                    Quarter             Quarter           Quarter          Quarter
                                                  (Restated)          (Restated)        (Restated)       (Restated)
                                                  ----------          ----------        ----------       ----------
                                                               (000's omitted, except per share data)
2001:
Interest income                                    $ 95,624            $ 93,977          $ 92,704         $ 90,678
Interest expense                                     49,542              52,073            54,124           54,839
Net interest income                                  46,082              41,904            38,580           35,839
Provision for loan losses                             4,957               2,600               600              600
Service and fee income                                4,958               4,793             4,701            4,890
Loan fees and gains                                  45,732              30,162            20,953           11,642
Securities transactions                            (14,677)                  61                 9              (6)
Non-interest expense                                 79,415              36,148            46,594           35,010
Income before income taxes                          (2,277)              38,172            17,049           16,755
Income taxes                                        (3,417)              15,557             6,124            5,702
Net income                                            1,140              22,615            10,925           11,053

Earnings per share
    Basic                                          $   0.02            $   0.37          $   0.18         $   0.18
    Diluted                                            0.02                0.37              0.17             0.18

Cash dividends declared
  per common share                                 $   0.09            $   0.08          $   0.08         $   0.07

Stock price per common share
    High                                           $  17.20            $  18.05          $  14.37         $  12.72
    Low                                               12.17               11.27             12.15             9.97
    Close                                             16.31               12.32             13.92            12.45

                                                    Fourth               Third            Second           First
                                                    Quarter             Quarter           Quarter          Quarter
                                                  ----------          ----------        ----------       ----------
                                                               (000's omitted, except per share data)
2000:
  Interest income                                  $ 91,654            $ 86,540          $ 84,204         $ 81,406
  Interest expense                                   55,193              53,150            49,073           45,704
  Net interest income                                36,461              33,390            35,131           35,702
  Provision for loan losses                             611                  12                11               18
  Service and fee income                              4,634               4,262             3,903            4,079
  Loan fees and gains                                 9,035               8,329             5,580            4,309
  Securities transactions                               173                 416              (934)            (224)
  Non-interest expense                               26,335              24,786            23,281           22,358
  Income before income taxes                         23,357              21,599            20,388           21,490
  Income taxes                                        8,751               7,938             7,892            8,327
  Net income                                         14,606              13,661            12,496           13,163

  Earnings per share--
    Basic                                          $   0.22            $   0.21          $   0.18         $   0.19
    Diluted                                            0.22                0.21              0.18             0.19

Cash dividends declared
  per common share                                 $   0.07            $   0.07          $   0.06         $   0.06

  Stock price per common share--
    High                                           $  10.97            $  10.00          $   9.06         $   9.47
    Low                                                8.81                8.41              7.81             7.91
    Close                                             10.69               10.00              8.81             8.56

20. COMPREHENSIVE INCOME

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

     The components of other comprehensive income and related tax effects are as follows:

                                                       Years Ended December 31,
                                               -----------------------------------
                                                  2001         2000          1999
                                               ---------    ---------    ---------
                                                          (000's omitted)
Unrealized holding gains (losses)
    on available for sale securities           $   8,656    $  60,373    $(101,981)

Reclassification adjustment for
   losses realized in income                      14,613          569        5,531
                                               ---------    ---------    ---------

Net unrealized gains (losses)                     23,269       60,942      (96,450)

Tax effect                                       (10,578)     (29,252)      46,297
                                               ---------    ---------    ---------

Net-of-tax amount                              $  12,691    $  31,690    $ (50,153)
                                               =========    =========    =========

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP AND ARTHUR ANDERSEN LLP DID NOT CONSENT TO THE USE OF THIS REPORT IN THIS FORM 10-K/A OR ANY PREVIOUSLY FILED REGISTRATION STATEMENTS.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Staten Island Bancorp, Inc.:

     We have audited the accompanying consolidated statements of financial condition of Staten Island Bancorp, Inc. (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Staten Island Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP

New York, New York
January 16, 2002

SUBSEQUENT TO THE DATE OF THIS REPORT, THE CONSOLIDATED STATEMENT OF FINANCIAL CONDITION AS OF DECEMBER 31, 2001 AND THE RELATED CONSOLIDATED STATEMENTS OF INCOME, CHANGES IN STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR THEN ENDED WERE AUDITED BY PRICEWATERHOUSECOOPERS LLP WHOSE REPORT APPEARS ON PAGE 109 OF THIS ANNUAL REPORT ON FORM 10-K/A. SEE THE EXPLANATORY NOTE PRECEDING ITEM 1 AND
NOTE 17 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8 OF THIS ANNUAL REPORT ON FORM 10-K/A FOR A DISCUSSION OF THE RESTATEMENT. CERTAIN CHANGES ALSO HAVE BEEN MADE TO THE ORIGINAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WITH RESPECT TO WHICH ARTHUR ANDERSEN LLP DID NOT AUDIT THE CHANGES.

Report of Independent Accountants

To the Board of Directors and
Stockholders of Staten Island Bancorp, Inc.

In our opinion, the accompanying consolidated statement of condition as of December 31, 2001 and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Staten Island Bancorp, Inc. and its subsidiary (the "Company") at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The Company's financial statements as of December 31, 2000, and for each of the two years in the period ended December 31, 2000, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 22, 2001.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

As discussed in Note 17, the Company has restated its financial statements as of December 31, 2001 and for the year then ended, previously audited by other independent accountants who have ceased operations.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York

January 21, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 10, 2002, the Company ended the engagement of Arthur Andersen LLP and retained PricewaterhouseCoopers LLP as its independent accountants. Such change was recommended by the Audit Committee of the Company's Board of Directors. At that time, the Company filed a Current Report on Form 8-K dated June 10, 2002.

     Arthur Andersen LLP's reports on the Company's consolidated financial statements as of and for the years ended December 31, 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two fiscal years ended December 31, 2000 and 2001 and through June 10, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the disagreements in connection with their report on the Company's consolidated financial statements for such years. During the fiscal years ended December 31, 2000 and December 31, 2001 and through June 10, 2002, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     The Company requested that Arthur Andersen LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Arthur Andersen LLP agreed with the statements made by the Company in its June 10, 2002 Current Report on Form 8-K, and, if not, stating the respects in which it did not agree. The Company provided Arthur Andersen LLP a copy of its disclosures contained in its Current Report on Form 8-K. A copy of the letter from Andersen stating that it found no basis for disagreement with such disclosures was received and was attached as Exhibit 16 to the Company's Current Report on Form 8-K, dated June 10, 2002.

     During the years ended December 31, 2000 and December 31, 2001 and through June 10, 2002, the Company had not consulted PricewaterhouseCoopers LLP regarding the application of accounting principles, either contemplated or proposed, the type of audit opinion that might be rendered on the Company's financial statements or any other matters that would be required to be reported herein.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

(1) The following financial statements are included in Item 8 hereof: Reports of Independent Auditors
     Consolidated Statements of Condition as of December 31, 2001 and 2000.

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

                                  EXHIBIT INDEX

3.1*              Certificate of Incorporation of Staten Island Bancorp, Inc.
3.2*              Bylaws of Staten Island Bancorp, Inc.
4.0*              Specimen Stock Certificate of Staten Island Bancorp, Inc.
10.1*             Form of Employment Agreement among Staten Island Bancorp, Inc.,
                    SI Bank & Trust and certain executive officers.
10.2*             Form of Employment Agreement between Staten Island Bancorp, Inc.
                    and each of Harry P. Doherty and James R. Coyle.
10.3*             Form of Employment Agreement between SI Bank & Trust and each of Harry P. Doherty and James R. Coyle.
10.4**            Amended and Restated 1998 Stock Option Plan
10.5**            Amended and Restated 1998 Recognition and Retention Plan and Trust
                    Agreement
10.6***           Deferred Compensation Plan
10.7****          Employment Agreement between the Bank and Ira Hoberman.
10.8*****         Supplemental Executive Retirement Plan (SERP)
10.9*****         Master Repurchase Agreement by and among Credit Suisse First
                    Boston Mortgage Capital LLC, SIB Mortgage Corp. and SI Bank &
                    Trust, dated December 14, 2001.
10.10*****        Master Repurchase Agreement by and among CDC Mortgage
                    Capital, Inc., SIB Mortgage Corp. and SI Bank & Trust, dated
                    February 12, 2002.
13.0*****         2001 Annual Report to Stockholders
21.0              Subsidiaries of the Registrant - Reference is made to "Item 1. "Business"
                    for the required information
23.0*****         Consent of Arthur Andersen, LLP
23.1              Consent of PricewaterhouseCoopers LLP

----------

(*)       Incorporated herein by reference from the Company's Registration
           Statement on Form S-1 (Registration No. 333-32113) filed by the Company with the SEC.
(**)      Incorporated herein by reference from the Company's definitive proxy statement
            dated April 1, 2002.
(***)     Incorporated herein by reference from the Company's Annual Report on
           Form 10-K for the year ended December 31, 1998.
(****)    Incorporated herein by reference from the Company's Annual Report on
           Form 10-K for the year ended December 31, 2000.
(*****)   Previously filed on April 1, 2002 in the Company's Annual Report on
           Form 10-K.

(b)  REPORTS ON FORM 8-K

     Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STATEN ISLAND BANCORP, INC.

Date:  February 7, 2003               By:  /s/ Harry P. Doherty
                                           -------------------------------------
                                           Harry P. Doherty
                                           Chairman and Chief Executive Officer


Date:  February 7, 2003               By:  /s/ Edward J. Klingele
                                           -------------------------------------
                                           Edward J. Klingele
                                           Senior Vice President and
                                            Chief Financial Officer

                                  CERTIFICATION

     I, Harry P. Doherty, Chief Executive Officer of Staten Island Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Staten Island Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: February 7, 2003                  /s/ Harry P. Doherty
                                        ---------------------------------------
                                        Harry P. Doherty
                                        Chief Executive Officer

                                  CERTIFICATION

     I, Edward J. Klingele, Chief Financial Officer of Staten Island Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Staten Island Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: February 7, 2003                  /s/ Edward J. Klingele
                                        ---------------------------------------
                                        Edward J. Klingele
                                        Chief Financial Officer