Form 10-K
period 2002-12-31
STATEN ISLAND BANCORP INC
filed 2003-03-31
CIK 1042801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to
Commission File No.: 1-13503

Staten Island Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3958850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1535 Richmond Avenue Staten Island, New York	10314
(Address)	(Zip Code)

Registrant’s telephone number, including area code: (718) 447-8880

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Securities registered pursuant to Section 12(b) of the Act: Common Stock (par value $.01 per share)
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes  ☒                   No  ☐

Based upon the $19.20 closing price of the Registrant’s common stock as of June 28, 2002, the aggregate market value of the 53,212,887 shares of the Registrant’s common stock deemed to be held by non-affiliates of the Registrant was $1.0 billion. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 28, 2003: 59,752,432

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2002 are incorporated in Parts II and IV of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders are incorporated into Parts II and III of this Form 10-K.

i

ii

In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations.  The Company’s actual results could differ materially from those management expectations.  Such forward-looking statements include statements regarding the Company’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based.  Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products services and fees.  The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I

Item 1.  Business

Staten Island Bancorp, Inc. is a Delaware corporation organized in July 1997 by SI Bank & Trust (the “Bank” or “SIBT”), formerly Staten Island Savings Bank, for the purpose of becoming a unitary holding company of the Bank. The Bank’s conversion from the mutual to stock form and the concurrent offer and sale of the Company’s common stock was consummated on December 22, 1997. The only significant assets of the Company are the capital stock of the Bank, the Company’s loan to its Employee Stock Ownership Plan (“ESOP”) and investment securities.

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

The Company’s executive office is located at the executive office of the Bank at 1535 Richmond Avenue, Staten Island, New York 10314, and its telephone number is (718) 447-8880.

SI Bank & Trust.  The Bank was originally founded as a New York State chartered savings bank in 1864. The Bank maintains a network of 17 full-service branch offices located in Staten Island, New York, two branch offices located in Brooklyn, New York, three limited service branch offices in Staten Island and 15 full service branch offices in Ocean, Monmouth, Union and Middlesex counties of New Jersey. During 2002, the Bank opened four full service branch offices in the State of New Jersey. The Bank also maintains a lending center and Trust Department on Staten Island along with a commercial lending office in Brooklyn.

The Bank has served the communities and residents of Staten Island for over 136 years and, more recently, the borough of Brooklyn and certain counties in the State of New Jersey. As of June 30, 2002 (the latest available data), the Bank had the largest market share of any depository institution on Staten Island with over 32.0% of the total deposits. Historically, the Bank also has been among the leaders in terms of the number and amount of residential mortgage loan originations in Staten Island. SIBT’s operating strategy emphasizes customer service and convenience and, in a large part, the Bank attributes its commitment to maintaining customer satisfaction for its market share position. The Bank attempts to differentiate itself from its competitors by providing the type of personalized customer service not generally available from larger banks, while offering a greater variety of products and services than is typically available from smaller local depository institutions. The Bank has an experienced management team directing its operations. The Bank’s Chairman and Chief Executive Officer and President and Chief Operating Officer have 37 years and 33 years, respectively, of service with the Bank while the other executive officers of the Bank have an average of 15 years of service with SIBT.

On September 5, 2000 the Bank changed its name to SI Bank & Trust to reflect the expansion into new product lines and new geographic markets which has taken place over the past five years. Over the past five years, the Bank has transformed itself into a full service community bank and its new name, reflects its geographic and product diversity. The Bank expects to continue its growth and geographic expansion through acquisitions and de-novo branching. On January 14, 2000, the Company acquired First State Bancorp, the holding company for First State Bank, Howell, New Jersey. The branch system of First State Bank, which was merged with and into SI Bank & Trust, consisted of four branches in Ocean County and two in Monmouth County, New Jersey. In December 2000, the Bank opened a new branch in Jackson, New Jersey. Four new branches were opened in 2002 in New Jersey. At the time of its acquisition, First State Bancorp had $374.0 million in assets and $319.0 million in deposits.

In August 2000, the Bank opened a new branch in Brooklyn, New York. During 2002, the deposits at the two Brooklyn locations grew by 35% and totaled $200.0 million in the aggregate at December 31, 2002.

On December 8, 2000, the Company purchased four additional branches in New Jersey. Three of these branches are located in Union County and one is in Middlesex County, New Jersey. The deposits acquired in this transaction were $41.0 million. The Bank’s deposits in the State of New Jersey grew by 48% in  2002 and totaled $863.2 million at December 31, 2002.

The Bank is subject to examination and comprehensive regulation by the Office of Thrift

Supervision (“OTS”), which is the Bank’s chartering authority and primary federal regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”), which is the administrator of the Bank Insurance Fund (“BIF”). In addition, the Bank is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System (“FRB”) and is a member of the Federal Home Loan Bank (“FHLB”) of New York, which is one of the 12 regional banks comprising the FHLB System.

SI Bank & Trust’s executive office is located at 1535 Richmond Avenue, Staten Island, New York 10314, and its telephone number is (718) 447-8880.

SIB Mortgage Corp.  SIB Mortgage Corp. (“SIBMC” or the “Mortgage Company”), a wholly owned subsidiary of the Bank, originates residential mortgage loans in 42 states. SIB Mortgage Corp. was incorporated in 1998 in the State of New Jersey to acquire the residential lending operations and substantially all of the assets of Ivy Mortgage Corp. enabling the Bank to enter the mortgage banking business and become a national originator of single family residential loans. The Mortgage Company originates loans and sells them into the secondary market generating fee income for the Bank. The Bank also retains for its portfolio certain higher yielding loans originated by the Mortgage Company. The nation-wide mortgage banking operation has reduced the Bank’s traditional dependence on the economy of Staten Island and, to a larger extent, New York City.

In 1999, the Bank formed American Construction Lending Services, Inc. (“ACLS”) which operated as a wholly owned subsidiary, headquartered in Wallingford, Connecticut, until March 2001 when the operation of ACLS was merged with and into SIBMC to operate as the ACLS Division of SIBMC. ACLS was formed in 1999 to provide construction lending in various states, however, in 2001 the Bank determined to discontinue a majority of the construction lending through ACLS and merge it into SIBMC and primarily do construction lending through the Bank. The Bank anticipates that the loans in the ACLS Division will payoff over the next 12 to 18 months.

SIBMC, which operates as a separate business segment (Mortgage Banking), had $8.6 billion in loan originations and loan sales of $8.4  billion for the twelve months ended December 31, 2002. SIBMC had earnings for the year 2002 of $41.7 million including after tax earnings of $4.7 million resulting from a change in accounting principle. At December 31, 2002 the total assets of SIBMC were $2.0 billion.

SIBMC’s executive office is located at 3040 Route 22 West, Branchburg, NJ 08876 and its telephone number is 908-243-2600.

Available Information

Staten Island Bancorp, Inc. is a public company and files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission.  The Company’s filings are available to the public at the SEC’s web site at http://www.sec.gov.  Members of the public may also read and copy any document the Company files at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room.  In addition to the foregoing, the Company maintains a web site at www.sibk.com.  The Company makes available on its Internet web site copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after we electronically file such material with, or furnish such documents to, the SEC.

Market Area and Competition

The Company faces significant competition both in making loans and in attracting deposits. There are a significant number of financial institutions located within the Company’s market area, many of which have greater financial resources than the Company. The Company’s competition for loans comes principally from commercial banks, other savings banks, savings associations and mortgage-banking companies. The Company’s most direct competition for deposits has historically come from savings associations, other savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General.  At December 31, 2002, the Company’s total net loans held for investment amounted to $3.4 billion or 49.4% of the Company’s total assets at such date. In the Community Banking segment of the Company, the Bank’s primary emphasis has been, and continues to be, the origination of loans secured by first liens on single-family residences (which includes one-to-four-family residences) located primarily in Staten Island and, to a lesser extent, other areas in New York City. At December 31, 2002, $2.7 billion or 78.0% of the Company’s net loan portfolio were secured by single-family residences of which $785.0 million were located on Staten Island and an additional $721.0 million were located in other areas of New York City. Since the acquisition of Ivy Mortgage, the Bank has retained for its portfolio $994.3 million of higher yielding one-to four-family residential loans originated by the Mortgage Company to lessen its dependence on the New York City economy and increase the yield on its loan portfolio.

In addition to loans secured by single-family residential real estate, the Company’s mortgage loan portfolio includes loans secured by commercial real estate, which amounted to $418.7 million or 12.2% of the net loan portfolio at December 31, 2002, construction and land loans, which totaled $153.1 million or 4.5% of the net loan portfolio at December 31, 2002, home equity loans, which totaled $19.0 million or 0.6% of the net loan portfolio at December 31, 2002, and loans secured by multi-family (over four units) residential properties, which amounted to $56.5 million or 1.7% of the net loan portfolio at December 31, 2002. In addition to mortgage loans, the Company originates various other loans including commercial business loans and consumer loans. At December 31, 2002, the Company’s total other loans amounted to $109.1 million or 3.2% of the net loan portfolio.

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

Loan Portfolio Composition.  The following table sets forth the composition of the Bank’s loans held for investment portfolio at the dates indicated.

	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Mortgage loans:
Single-family residential	$2,671,041	78.04%	$2,062,897	73.50%	$2,206,972	77.50%	$1,737,913	80.83%	$1,187,212	81.48%
Multi-family residential	56,545	1.65%	48,783	1.74%	49,034	1.72%	42,501	1.98%	33,328	2.29%
Commercial real estate	418,708	12.23%	335,260	11.95%	307,407	10.80%	223,809	10.41%	137,720	9.45%
Construction and land	153,144	4.48%	245,515	8.75%	152,956	5.37%	60,105	2.80%	42,420	2.91%
Home equity	19,032	0.56%	12,815	0.46%	10,699	0.38%	5,390	0.25%	6,121	0.42%
Total mortgage loans	3,318,470	96.96%	2,705,270	96.39%	2,727,068	95.77%	2,069,718	96.27%	1,406,801	96.55%

Other loans:
Student loans	228	0.01%	288	0.01%	333	0.01%	657	0.03%	940	0.06%
Passbook loans	8,692	0.26%	7,477	0.26%	6,237	0.22%	5,357	0.25%	5,989	0.41%
Commercial business loans	62,777	1.83%	60,898	2.17%	52,980	1.86%	33,646	1.56%	36,592	2.51%
Other consumer loans	37,362	1.09%	42,356	1.51%	63,984	2.25%	49,395	2.30%	24,070	1.65%
Total other loans	109,059	3.19%	111,019	3.95%	123,534	4.34%	89,055	4.14%	67,591	4.63%

Total loans receivable	3,427,529	100.15%	2,816,289	100.34%	2,850,602	100.11%	2,158,773	100.41%	1,474,392	101.19%
Less:
Premium (discount) on loans purchased.	3,941	0.12%	5,135	0.18%	5,713	0.20%	4,640	0.22%	1,194	0.08%
Allowance for loan losses	(22,773)	(0.67)%	(20,041)	(0.71)%	(14,638)	(0.51)%	(14,271)	(0.66)%	(16,617)	(1.14)%
Deferred loan costs, (fees) net	13,795	0.40%	5,236	0.19%	5,983	0.20%	897	0.03%	(1,910)	(0.13)%
Loans receivable, net	$3,422,492	100.00%	$2,806,619	100.00%	$2,847,660	100.00%	$2,150,039	100.00%	$1,457,059	100.00%

The above table does not include any information with respect to the Company’s loans held for sale.

Loan Activity:  The following table sets forth the Company’s activity in its loan portfolio, including loans held for sale.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in Thousands)
Total loans held at beginning of period	$3,987,445	$2,962,197	$2,203,302
Originations of loans:
Mortgage loans:
Single-family residential	9,428,155	4,408,052	1,395,115
Multi-family residential	18,899	5,069	9,907
Commercial real estate	158,916	77,044	70,665
Construction and land	115,371	344,955	147,212
Home equity	17,990	11,291	7,359
Other loans:
Student loans	517	638	871
Passbook loans	10,035	9,865	8,873
Commercial Business loans	54,855	59,442	62,774
Other consumer loans	1,735	5,691	9,681
Total originations	9,806,473	4,922,047	1,712,457

Purchases of loans: (1)
Mortgage loans:
Single-family residential	586,351	382,243	55,549
Multi-family residential	—	—	3,020
Commercial real estate	—	—	49,358
Construction and land	178,192	87,818	35,155
Home equity	—	—	3,566
Other loans:
Passbook loans	—	—	3,608
Commercial Business loans	—	—	5,235
Other consumer loans	—	2,119	12,866
Total purchases	764,543	472,180	168,357
Total originations and purchases	10,571,016	5,394,227	1,880,814

Loans sold:
Mortgage loans:
Single-family residential	7,904,825	3,179,238	730,506
Total loans sold	7,904,825	3,179,238	730,506

Transfers to real estate owned	12,952	279	930
Transfers to repossessed assets	246	404	244
Charge-offs	7,072	4,265	1,928
Repayments	1,511,973	1,184,793	388,311
Net activity in loans	1,133,948	1,025,248	758,895
Gross loans held at end of period	$5,121,393	$3,987,445	$2,962,197

(1)  The year 2000 includes the following amounts acquired from First State Bank, single family residential $19.5 million, multi-family residential $3.0 million, commercial real estate $49.4 million, construction and land $7.4 million, commercial loans $5.2 million, passbook loans $3.6 million and consumer loans $2.1 million.

The lending activities of SIBT are subject to written underwriting standards and loan origination procedures established by management and approved by the Bank’s Board of Directors.

The Bank’s primary source of loan applications for residential mortgages are independent mortgage brokers throughout the tri-state area of Connecticut, New Jersey and New York, a group of whom are authorized to accept and process applications on the Bank’s behalf. Applications for mortgages and other loans are also taken at all of the Bank’s branch offices. In addition, the Bank’s business development officers, loan officers and branch managers call on individuals in the Bank’s market area in order to solicit new loan originations as well as other banking relationships. All loan applications are forwarded to the Bank’s loan origination center for underwriting and approval. The Bank’s employees at the loan origination center supervise the process of obtaining credit reports, appraisals and other documentation involved with a loan. The Bank requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals are performed by an independent appraiser, licensed in the state the property is located. SIBT requires that title insurance and hazard insurance be maintained on all collateral properties (except for home equity loans and home secured loans) and that flood insurance be maintained if the property is within a designated flood plain.

Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to certain designated amounts. The loan review committee of the Board of Directors must approve all loans over $2 million and all loans where new monies advanced would increase the borrowers or guarantors total outstanding credit with the Bank above $5 million, up to 5% of the Bank’s unimpaired capital and surplus. Loans in excess of $10 million and all loans where new monies advanced would increase the borrowers or guarantors to the outstanding credit with the Bank above 5% of the Bank’s unimpaired capital and surplus must be approved by the full Board of Directors of the Bank.

A federal savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. However, the Bank maintains a more restrictive limit of loans to any one borrower and related entities of 5% of the Bank’s unimpaired capital and surplus, or $25.0 million at December 31, 2002. As of December 31, 2002, the Bank’s largest concentration of loans to any one borrower and related entities (excluding intra-company loans) was $16.3 million ($10.0 million outstanding and $6.3 million unfunded) and these loans were performing in accordance with their terms.

Single-Family Residential Loans.  Substantially all of the Company’s single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration (“FHA”) or partially guaranteed by the Department of Veterans Affairs (“VA”). Approximately 29% of the Company’s single-family residential mortgage loans retained in the portfolio are secured by properties located in Staten Island and an additional 27% are secured by properties in other areas of New York City. As of December 31, 2002, $2.7 billion, or 78.0%, of the Company’s net loans consisted of single - family residential mortgage loans. The Bank originated $872.4 million of single-family residential mortgage loans during the year ended December 31, 2002 compared to $659.4 million and $635.0 million in 2001 and 2000, respectively.

During the year 2002, the Bank sold $203.4 million of single family residential loans, primarily fixed rate loans, to maintain and improve the Bank’s level of interest rate risk. To a lesser extent, the sales were used as a source of funds for the origination of higher yielding adjustable rate loans. The

Bank anticipates that a significant portion of its future new loan originations will continue to be single-family residential mortgage loans and that certain fixed-rate loan originations will be sold into the secondary market rather than being held in portfolio.

The Bank’s residential mortgage loans have either fixed-rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 10 to 30 years and are fully amortizing with monthly or bi-weekly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank’s fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation (“FHLMC”), and other investors in the secondary market for mortgages. At December 31, 2002, $1.3 billion, or 48.2%, of the Bank’s single-family residential mortgage loans were fixed-rate loans. Substantially all of the Bank’s single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

The adjustable rate single family residential mortgage loans currently offered by the Bank include 1/1,5/1 and 7/1 ARMS. At December 31, 2002, the Bank’s five-year and ten-year ARM loans amounted to $827.9 million and $295.0 million, respectively. The Bank’s adjustable-rate single-family residential real estate loans generally have a cap of 2% to 5% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap is generally 5% or 6% above the initial rate. The Bank may offer ARM loans with initial rates which are below the fully indexed rate. The Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2002, $1.4 billion or 51.8% of the Bank’s single-family residential mortgage loans were adjustable-rate loans compared to $959.7 million or 46.1% at December 31, 2001.

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

The Bank’s single-family residential mortgage loans generally do not exceed $1.0 million. In addition, the maximum loan-to-value (“LTV”) ratio for the Bank’s single-family residential mortgage loans, generally, is 95% of the appraised value of the secured property, provided, however, that private mortgage insurance is obtained on the portion of the principal amount that exceeds 80% of the appraised value. Loans purchased by the Bank from SIBMC are underwritten on substantially similar terms as loans originated directly by the Bank.

At December 31, 2002, the Company’s home equity loans amounted to $19.0 million or 0.6% of the Company’s net loans. The Bank offers floating and fixed-rate home equity lines of credit. Home equity loans, like single-family residential mortgage loans, are secured by the underlying equity in the borrower’s residence. However, the Bank generally obtains a second mortgage position to secure home equity loans. The Bank’s home equity loans generally require LTV ratios of 80% or less after taking into consideration any first mortgage loan.

Commercial Real Estate Loans and Multi-Family Residential Loans. At December 31, 2002, the Company’s commercial real estate loans and multi-family residential mortgage loans amounted to $418.7 million and $56.5 million, respectively, or 12.2% and 1.7%, respectively, of the Company’s net loan portfolio. Commercial real estate and multi-family residential real estate loans often have adjustable interest rates, shorter terms to maturity and higher yields than the Bank’s single-family residential real estate loans. Because of such factors, in recent years the Bank has increased its efforts in originating commercial real estate loans and multi-family residential loans.

The Bank’s commercial real estate loans generally are secured by small office buildings, retail and industrial use buildings, strip shopping centers and other commercial uses located in the Bank’s market area. The Bank’s commercial real estate loans seldom exceed $2.5 million and as of December 31, 2002, the average size of the Bank’s commercial real estate loans was approximately $367,000. The Bank originated $158.9 million of commercial real estate loans during the year ended December 31, 2002 compared to $77.0 million and $70.7 million of commercial real estate loan originations in 2001 and 2000, respectively.

The Bank’s multi-family residential real estate loans are concentrated in Brooklyn and, to a lesser extent, Staten Island. The Bank originated $18.9 million of multi-family residential real estate loans during the year ended December 31, 2002 compared to $5.1 million and $9.9 million of originations in 2001 and 2000, respectively. The Bank generally has not been a substantial originator of multi-family residential real estate loans due to, among other factors, the relatively limited amount of apartment and other multi-family properties on Staten Island.

The Bank’s commercial real estate and multi-family residential loans generally are five- or ten-year adjustable-rate loans indexed to the five-year U.S. Treasury obligation adjusted to a CMT, plus a margin. Generally, fees of between 0.50% and 1.50% of the principal loan balance are charged to the borrower upon closing. The Bank generally charges prepayment penalties on commercial real estate and multi-family residential mortgage loans. Although terms for multi-family residential and commercial real estate loans may vary, the Bank’s underwriting standards generally provide for terms of up to 25 years with amortization of principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals as additional security for commercial real estate and multi-family residential loans.

The Bank evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. The Bank has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.25%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by an independent appraiser commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the Bank prior to the closing of the loan.

Commercial real estate and multi-family residential lending entails substantially different risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower’s business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses, or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven businesses, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios and periodically monitoring the operation and physical condition of the collateral.

As of December 31, 2002, $2.7 million or 0.6% of the Bank’s commercial real estate loans and none of its multi-family residential real estate loans were on non-accrual status.

Construction and Land Loans.  In 1999, the Bank formed American Construction Lending Services, Inc. (ACLS) which operated as a wholly owned subsidiary of the Bank, until March 2001 when the operations of ACLS were merged with and into SIBMC. ACLS is now operated as a division of SIBMC and is known as the “ACLS Division” which basically manages the existing construction loan and land development loan portfolio and unfunded commitments. In 2002, the level of originations was driven by outstanding construction loan commitments and unfunded balances from previously originated construction loans. The current portfolio of the ACLS Division, which totaled $83.9 million at December 31, 2002 consists primarily of residential construction loans to builders and individuals along with four warehouse funding agreements for residential construction loans totaling $41.1 million. The loans in the warehouse funding agreements are serviced by the company that originates the loan and are paid off when they are sold as permanent loans. In the year 2001, SIBMC informed these borrowers that they are discontinuing this type of lending and, as a result, the Company expects these loans to be paid off over the next 12 months. Construction loans in the ACLS Division portfolio have been underwritten and are serviced under the same guidelines used by the Bank.

The Company originates and services its construction and land loans through the ACLS division of SIBMC and the Bank. The construction loans originated by the SIBMC and the Bank are primarily residential construction loans to real estate builders and, to a lesser extent, residential construction loans to individuals who have a contract with a builder for the construction of their residence. The Bank will also originate construction loans for multi-family projects and non-residential property. While the terms of the construction and land loans offered by the Bank and SIBMC are substantially similar, the Bank restricts its lending to the New York metropolitan area while SIBMC will lend in any area that SIBMC does business. At December 31, 2002, the Company’s construction and land loan portfolio, inclusive of the previously mentioned ACLS division portfolio, amounted to $153.1 million or 4.5% of the Company’s net loan portfolio, of which $60.1 million consisted of residential construction loans, $1.7 million of multi-family construction loans, $35.8 million of non-residential construction loans and $55.5 million of land loans. In addition, at such date the Company had $32.0 million of undisbursed funds for construction loans in process. The Bank and ACLS disbursed $115.3 million of construction and land loans during the year ended December 31, 2002 compared to $345.0 million and $147.2 million of construction loans in 2001 and 2000, respectively.

The Company’s construction loans generally have floating rates of interest for a term of up to two years. Construction loans to builders are typically made with a maximum loan to value ratio of 75%. The Company’s construction loans to builders are made on either a pre-sold or speculative (unsold) basis. However, the Company generally limits the number of unsold homes under construction to its builders, with the amount dependent on the reputation of the builder, the present outstanding obligations of the builder, the location of the property and prior sales of homes in the development and the surrounding area. The Company generally limits the number of construction loans for speculative units.

Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by independent appraisers licensed or certified in the state where the property is located. The Company’s staff also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections of the project based on a percentage of completion. The Company requires monthly interest payments during the construction term.

The Company originates land loans to developers for the purpose of holding or developing the land (i.e., roads, sewer and water) for sale. At December 31, 2002, the Company had $55.5 million of land loans. Such loans are secured by a lien on the property, are generally limited to 65% of the appraised value of the security property and are typically made for a period of up to two years with a floating interest rate based on the prime rate. The Company requires monthly interest payments during the term of the land loan. The principal of the loan is reduced as lots are sold and released. In addition, the Bank generally obtains personal guarantees from its borrowers and originates such loans to developers with whom it has established relationships.

Construction and land lending generally is considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are secured by unsold homes and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences.

The Company has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction and land lending to primarily residential properties. In addition, the Company has adopted strict underwriting guidelines and other requirements for loans which are believed to involve higher elements of credit risk. It is also the Company’s policy, when possible, to obtain personal guarantees from the principals of its corporate borrowers on its construction and land loans.

At December 31, 2002 the Company had $1.1 million of construction and land loans that were on non-accrual status compared to $2.1 million at December 31, 2001.

Other Loans. The Company offers a variety of other or non-mortgage loans through the Bank. Such other loans, which include commercial business loans, passbook loans, student loans, overdraft loans, manufactured home loans and a variety of other personal loans, amounted to $109.1 million or 3.18% of the Company’s net loan portfolio at December 31, 2002.

At December 31, 2002, the Company’s commercial business loans amounted to $62.8 million or 1.8% of the Company’s net loan portfolio. The Bank’s commercial business loans have a term of up to five years and may have either fixed rates of interest or, to a lesser extent, floating rates tied to the prime rate. The Bank’s commercial business loans are made to small to medium sized businesses within the Bank’s market area. A substantial portion of the Bank’s small business loans is unsecured with the remainder generally secured by perfected security interests in accounts receivable and inventory or other corporate assets. The Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. In addition, the Bank may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor’s home or the business property. In such cases, the loan, while underwritten to commercial business loan standards, is reported as a single-family or commercial real estate mortgage loan, as the case may be. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

The Bank’s commercial business loans include discounted loans, which amounted to $7.0 million or 0.2% of the Bank’s net loans at December 31, 2002. The Bank’s discounted loans, which are made primarily to local businesses, are designed to provide an interim source of financing and require no payment of principal or interest until the due date of the loan, which may be up to one year but generally is 60 or 90 days from the date of origination. While the borrower is contractually obligated to repay the entire face amount of the loan at maturity, the Bank advances only a portion of the face amount with the difference constituting the interest component. In addition to personal guarantees, discounted loans may also be secured by perfected security interests in receivables and/ or certain other assets of the Company. However, due to the lack of an amortization schedule and, in certain cases, the absence of perfected security interests, discounted loans, generally, may be deemed to involve a greater risk of loss than single-family residential mortgage loans.

At December 31, 2002, included in total other consumer loans was $23.3 million of loans primarily secured by manufactured housing which represented 0.7% of the Bank’s net loan portfolio. At December 31, 2001, the Company’s manufactured housing loans amounted to $27.9 million. The Bank had purchased these loans after a review of the loan documentation and underwriting, which is prepared by the company originating the loan. The majority of the loans are secured by manufactured housing and are located primarily in the northeastern section of the country. The Bank services the loan, when necessary, and is assisted by a third party in the collection process. The Bank discontinued purchasing these loans in 2001. At December 31, 2002, the Company had $803,000 in loans secured by manufactured housing in non-accrual status compared to $133,000 in non-accrual manufactured housing loans at December 31, 2001.

The balance of the Bank’s other loans consists of loans secured by savings accounts, loans on overdraft accounts, home improvement loans, student loans and various other personal loans.

Loan Origination Costs and Fees. In addition to interest earned on loans, the Bank receives loan origination fees or “points” on a portion of the loans it originates. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. Loan costs, which are deferred, are primarily the direct costs to originate a loan, fees paid to brokers and mortgage taxes which are charged in certain states that the Bank operates in.

In accordance with SFAS No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Bank’s loan origination fees and certain related direct loan origination costs and fees are offset, and the resulting net amount is deferred and amortized as an adjustment to interest income over the contractual life, adjusted for prepayments, of the related loans resulting in an adjustment to the yield of such loans. For loans that are sold by the Bank, the unamortized portion of the deferred fees and costs is an adjustment to the gain or loss on the sale. At December 31, 2002, the Bank had $13.8 million of such net deferred loan costs.

Mortgage Banking Activities. SIB Mortgage Corp., a wholly owned subsidiary of the Bank, conducts mortgage banking in 42 states. The Company’s Mortgage Banking segment is conducted through SIBMC.

SIBMC’s primary business is to originate or purchase residential loans through retail, wholesale and bulk purchase channels and sell them either into the secondary market with servicing released, or, to a lesser extent, to the Bank for retention in its portfolio. SIBMC services its loans held for sale on an interim basis and its loans held for investment which consist of residential permanent and construction loans. SIBMC has no loan servicing asset recorded on its balance sheet since it currently sells all servicing rights that it originates. At December 31, 2002, the Bank had a loan servicing asset of $2.8 million recorded on its books generated by the sale of loans into the secondary market.

SIBMC originates loans through a network of approximately 300 retail commissioned loan officers who solicit business through realtors, financial planners, insurance agents and other referral sources. SIBMC also derives applications from third-party sources, such as mortgage brokers, and from the Internet. Loan applications are generally processed on a de-centralized basis in one of SIBMC’s network of 91 offices in 42 states. SIBMC’s primary method of credit underwriting the loans is to electronically submit the necessary data to the major mortgage agencies’ (FHLMC or FNMA) automated underwriting facilities. SIBMC also has underwriters in all of its regions who manually underwrite loans that are not eligible for agency submission, in which case, loans are originated for re-sale to individual investors in the secondary market. All credit decisions are based on the underwriting guidelines of the investor who is expected to purchase the loan from SIBMC. In most instances, SIBMC is delegated to make underwriting decisions for its private investors either directly or through automated underwriting programs. Generally, all properties securing loans must be appraised by a licensed appraiser. Credit reports, flood zone certifications and real estate tax certifications are required on all loans. SIBMC also requires title insurance, hazard insurance and flood insurance when a loan is determined to be in a flood zone. To the extent necessary, private mortgage insurance is required on loans where investor guidelines mandate. SIBMC’s underwriters are authorized to approve loans based on the individual investors delegated authority. All limits also are subject to the Bank’s limitations and SIBMC is subject to the same limitations as the Bank for loans to one borrower.

SIBMC’s loan originations and purchases during 2002 totaled $9.4 billion compared to $4.0 billion in 2001 and $760.1 million in 2000. The record level of originations for 2002 was driven primarily by the level of refinance transactions due to the favorable interest rate environment during the year and the increased volume resulting from the geographic expansion of SIBMC in 2001 into 15 additional states as well as the opening of 19 de novo offices in 2002. These origination levels resulted in record loan sales in 2002 of $8.4 billion compared to loan sales of $2.9 billion in 2001 and $503.0 million in 2000. To meet the demands from the increased loan origination volumes, SIBMC expanded its back office operations to both service and transfer loans to investors. Management expects to continue to seek new markets to enter either through opening new offices or acquisitions and to enhance its direct marketing channel to maintain and increase the level of loan originations.

The Bank has provided SIBMC with a $1.8 billion line of credit to finance its loan originations,

which includes a working capital line of $15.0 million. At December 31, 2002, $1.2 billion was outstanding on such line of credit for loan originations. The working capital line of credit to SIBMC for day-to-day operating expenses was not drawn on during 2002. Interest paid by SIBMC on such intra-Company loans is eliminated upon consolidation in the Company’s financial statements.

In the fourth quarter of 2001, SIBMC entered into a mortgage repurchase agreement with an international bank as an additional source of funding. The $150.0 million line of credit is collateralized by loans held for sale by SIBMC. This line of credit expired December 15, 2002 and was not renewed.  SIBMC entered into two additional lines of credit in February 2002 and November 2002 for $500.0 million and $400.0 million, respectively.  The Bank guarantees the lines of credit by agreeing to, among other things, repurchase loans that remain on the line for more than 60 days. The balance outstanding on the lines as of December 31, 2002 and 2001 are $475 million and $66 million, respectively.

SIBMC originates loans that conform to the underwriting standards for purchase by FHLMC and FNMA (“conforming loans”) as well as FHA loans, VA loans and non-conforming loans. Non-conforming loans generally consist of loans which, primarily because of size or other underwriting requirements, do not satisfy the guidelines for sale to FNMA or FHLMC and other private secondary market investors at the time of origination. During the year ended December 31, 2002, non-conforming conventional loans represented approximately 36% of SIBMC’s total volume of mortgage loans originated.

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

In the normal course of originating mortgage loans, SIBMC collects certain fees from the borrower.  The amount, type of fees collected and the timing of when the fees are collected vary depending upon the origination channel and the type of loan. SIBMC also incurs certain costs associated with loan origination, processing and underwriting.  These fees include out of pocket fees paid to third parties as well as personnel and other direct operating costs.  In accordance with SFAS 91, SIBMC defers direct loan fees and costs incurred throughout the origination process and amortizes them over the contractual life of the loan under the interest method as an adjustment to yield or until the loan is sold.

At December 31, 2002, SIBMC had $1.8 billion in commitments to originate one-to-four family residential mortgage loans. In the normal course of business borrowers may elect to “lock-in” the interest rate on the loan.  The term of lock-in ranges from three days prior to closing up to one year prior to closing. In accordance with Statement 133 Implementation Issue No. C13 ("Issue C13") issued by the Derivatives Implementation Group of the Financial Accounting Standards Board ("FASB"), the Mortgage Company's locked commitments are treated as financial derivatives.  SIBMC recognizes the change in value of these derivatives from the date of lock-in through the date of closing in current period earnings.  For the period July 1, 2002 through December 31, 2002, the locked loan commitments had market appreciation of $27.5 million which was recorded on the consolidated income statement as unrealized gain on derivative transactions.  The Mortgage Company has implemented a hedging strategy designed to mitigate the risk associated with price movements caused by changes in market rates of interest.  The hedging strategy consists of “locking” the loan directly with the intended investor or to a larger extent “selling forward” mortgage-backed securities of a comparable coupon and duration.  To the extent that the loans are agency eligible they will be delivered into that security or the trade is assigned along with the loan to a third party.  To the extent that the loans being hedged are not agency eligible, the Mortgage Company will buy back the forward sale to close the position to eliminate the hedge and deliver the loans to the investor on a bulk basis.  The Mortgage Company enters into these transactions primarily with nationally recognized brokerage firms. At December 31, 2002, the Mortgage Company had $1.5 billion of unallocated forward sales commitments with a market depreciation of $14.9 million which depreciation amount was netted against the unrealized gain on locked loan commitments with the result reported on the consolidated income statement as unrealized gain on derivative transactions.

The challenge in hedging is estimating the percentage of approved loans that will eventually close when SIBMC has given a forward interest rate commitment to the borrower. In a rising interest rate environment, a larger percentage of loans will close than originally estimated because borrowers will not be able to get a better rate from another lender. In a declining rate environment, a smaller percentage of loans will close because borrowers will go to another lender to get a lower rate or negotiate a lower rate with SIBMC. In the case of rising rates SIBMC may have insufficient hedges to cover its exposure and in the case of falling interest rates there will be too many hedges to deliver into, which means SIBMC would be forced to repurchase a portion of its hedges at a loss. In an effort to protect itself against the volatility of the closing rate on its pipeline of mortgage loans, a sensitivity report is run daily to estimate the effect on earnings given a three percentage point movement in the price of the underlying mortgage loans. SIBMC uses this report to adjust the forward sales daily in its efforts to reduce the fluctuations on estimated earnings, primarily due to changes in the value of the pipeline of mortgage loans and the corresponding hedges.

SIBMC had $2.7 billion in commitments to sell loans at December 31, 2002. SIBMC records the gain or loss on loan sales at the time of sale.  When SIBMC sells loans, pursuant to relatively standard representations and warranties, it assumes limited recourse for first payment defaults, fraud and non-compliance with its investors’ underwriting guidelines. The first payment default recourse is generally limited to a loan that goes into foreclosure where the delinquency occurred within the first 90 days after a loan is sold to an investor. The recourse obligation for fraud and non-compliance to underwriting of loan standards is generally for the life of the loan. During 2002 and 2001, SIBMC repurchased $4.9 million and $5.8 million, respectively, of loans incurring losses of $2.6 million and $1.4 million, respectively, with respect to such repurchases.

During 2002, the Company established a reserve to provide for the losses in the normal course of business with respect to loans originated for sale by the Mortgage Company. Such losses are due primarily to loans originated for sale not fully satisfying the representations and warranties (“R&W”) made by the Mortgage Company in connection with the sale of such loans. In the event the representations and warranties are breached, the Mortgage Company may be required to repurchase the loans, remit a portion of its sales price or make other concessions, which reduce the amount of gain recognized by the Mortgage Company.  In 2002, the Company established a reserve, the representation and warranty reserve (“R&WR”), for potential losses on loans originated for sale by the Mortgage Company.  The R&WR totaled $3.5 million at December 31, 2002 and is included in other liabilities on the Company’s consolidated statements of financial condition at such date.  Additional provisions to the R&WR will reduce the amount of gains on sales.

Asset Quality

General. As a part of the Company’s efforts to improve its asset quality, it has enhanced the loan review area, along with developing and implementing an asset classification system which now includes single-family residential loans. All of the Bank’s assets are subject to review under this classification system. Loans are periodically reviewed and the classifications are reviewed by the Board of Directors on at least a quarterly basis.

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

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be doubtful and the value of the collateral is not sufficient to satisfy all interest, principal and potential costs due on the loan. Prior to 1998, the Company’s policy was to cease accruing interest on any loan which was 90 days or more past due as to principal or interest. Commencing in 1998, management reviews the collateral value, payment history of individual secured loans along with the financial condition of the borrower to determine the accrual status of the loan when they approach 90 days past due. When a loan is placed on non-accrual status, previously accrued unpaid interest is deducted from interest income. At December 31, 2002, the Company had $17.4 million of loans in non-accrual status compared to $15.1 million as of December 31, 2001.

Real estate acquired by the Company as a result of foreclosure or deed-in-lieu of foreclosure and repossessed assets is classified as real estate owned until sold. These foreclosed assets are considered held for sale and are carried at the lower of fair value minus the estimated costs to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed. The Company performs ongoing inspections of the properties and adjusts the carrying value as needed. The Company attempts to sell all properties through brokers and its own personnel. At December 31, 2002, the Company had $9.7 million in these properties compared to $1.2 million as of December 31, 2001. The Company anticipates the sale of one property with a carrying value of $4.5 million to settle in the second quarter of 2003 with no significant loss.

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2002, in dollar amounts and as a percentage of each category of the Bank’s loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	December 31, 2002

	30-59 Days		60-89 Days		90 Days or More

	Amount	Percent of Loan Category	Amount	Percent of Loan Category	Amount	Percent of Loan Category
	(Dollars in Thousands)
Mortgage loans:
Single-family residential	$16,496	0.38%	$6,699	0.15%	$4,451	0.10%
Multi-family residential	—	—	—	—	—	—
Commercial real estate	3,646	0.87	493	0.12	—	—
Construction and land	2,787	1.82	465	0.30	940	0.61
Home equity	51	0.27	8	0.04	—	0.00
Total mortgage loans	22,980	0.46	7,665	0.15	5,391	0.11

Other loans:
Commercial business loans	3,014	4.80	124	0.20	41	0.07
Other loans	1,523	3.29	418	0.90	252	0.54
Total other loans	4,537	4.16	542	0.50	293	0.27

Total delinquent loans	$27,517	0.54%	$8,207	0.16%	$5,684	0.11%

Loans Past Due 90 Days or More and Still Accruing and Non-Accruing Assets.  The following table sets forth information with respect to non-accruing loans, other real estate owned, repossessed assets, and loans past due 90 days or more and still accruing.

	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Mortgage loans:
Single-family residential	$11,942	$7,663	$3,335	$2,899	$7,067
Multi-family residential	—	—	340	—	131
Commercial real estate	2,687	4,086	2,979	5,568	6,534
Construction and land	1,094	2,117	524	1,793	1,761
Home equity	—	38	5	106	212
Other loans:
Commercial business loans	797	558	1,482	1,783	346
Other consumer loans	837	631	1,111	325	181

Total non-accrual loans	17,357	15,093	9,776	12,474	16,232
Other real estate owned, net	9,445	996	762	887	849
Other repossessed assets, net	236	231	131	—	—
Total non-accruing assets	27,038	16,320	10,669	13,361	17,081

Loans past due 90 days or more and still accruing	5,684	7,213	7,068	6,886	7,422
Non-accruing assets and loans past due 90 days or more and still accruing	$32,722	$23,533	$17,737	$20,247	$24,503

Non-accruing loan assets to total loans (1)	0.53%	0.41%	0.36%	0.62%	1.16%
Non-accruing loan assets to total assets	0.39%	0.27%	0.20%	0.30%	0.45%
Non-accruing loans to total loans (1)	0.34%	0.38%	0.33%	0.58%	1.10%
Non-accruing loans to total assets	0.25%	0.25%	0.19%	0.28%	0.43%

(1) Total loans including loans held for investment and loans held for sale.

Non-accrual loans and other real estate owned at December 31, 2002 totaled $27.0 million, up from $16.3 million at December 31, 2001 and $10.7 million at December 31, 2000.

The interest income that would have been recorded during the year ended December 31, 2002 if all of the Company’s non-accrual loans at the end of such period had been current in accordance with their terms during such period was $1.0 million. The actual amount of interest recorded as income (on a cash basis) on such loans during 2002 amounted to $1.4 million.

Allowance for Loan Losses. The Company’s allowance for loan losses was $22.8 million at December 31, 2002 or 131.2% of non-accrual loans and 0.44% of the Company’s total loans receivable, including loans held for sale, at such date. The level of the allowance for loan losses is intended to be maintained at a level sufficient to absorb all estimated, probable losses inherent in the loan portfolio. In determining the appropriate level of the allowance for loan losses and accordingly, the level of the provision for loan losses, the Company on a quarterly basis reviews the mix and volume of the portfolio and its inherent risks, the level of non-accruing loans and delinquencies, historical loss experience, local and national economic conditions including the direction of real estate values and current trends in regulatory supervision. As a result of current economic conditions, an increase in the level of non-accruing loans and the volume of loan originations, the provision for loan losses was $8.9 million for the year ended December 31, 2002 compared to a provision of $8.8 million for the year ended December 31, 2001.

Classified and Criticized Assets. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high probability of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated as “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

For the twelve months ended December 31, 2002 classified assets increased by $1.9 million to $82.3 million. The primary reasons for this increase was the downward trend in the economy, the growth and changing mix of the loan portfolio and the increase in past due and non-accrual loans. In response to this increase, management continues its efforts to enhance its loan servicing and collection procedures along with continued emphasis on loan review and loan underwriting. The assets were classified into the following categories at December 31, 2002, special mention $23.3 million, substandard $57.9 million, doubtful $1.1 million and loss $7,000.

Allowance for Loan Losses. The following table sets forth the activity in the Bank’s allowance for loan losses during the periods indicated.

	Year Ended December 31
	2002	2001	2000	1999	1998
	(Dollars in Thousands)

Allowance at beginning of period	$20,041	$14,638	$14,271	$16,617	$15,709
Provisions (Benefit)	8,854	8,757	652	(1,843)	1,594
Increase as a result of acquisition	—	—	847	—	96
Charge-offs:
Mortgage loans:
Single-family residential	4,898	1,854	120	148	358
Multi-family residential	—	—	—	—	31
Commercial real estate	—	—	134	474	344
Construction and land	—	—	6	—	—
Other loans	2,174	2,411	1,926	1,043	1,386
Total charge-offs	7,072	4,265	2,186	1,665	2,119
Recoveries:
Mortgage loans:
Single-family residential	10	131	19	456	267
Multi-family residential	—	—	—	—	—
Commercial real estate	—	—	27	34	210
Construction and land	15	—	—	—	3
Other loans	925	780	1,008	672	857
Total recoveries	950	911	1,054	1,162	1,337
Allowance at end of period	$22,773	$20,041	$14,638	$14,271	$16,617

Allowance for loan losses to total non-accruing loans at end of period	131.20%	132.78%	149.73%	114.40%	102.37%

Allowance for loan losses to total loans at end of period	0.44%	0.50%	0.49%	0.66%	1.07%

The following table sets forth information concerning the allocation of the Company’s allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Loans in Each Category to Gross Loans	Amount	Percent of Loans in Each Category to Gross Loans	Amount	Percent of Loans in Each Category to Gross Loans	Amount	Percent of Loans in Each Category to Gross Loans	Amount	Percent of Loans in Each Category to Gross Loans
	(Dollars in Thousands)
Residential	$10,476	78.60%	$8,463	73.96%	$2,686	77.88%	$5,890	81.08%	$5,562	81.90%
Commercial	10,027	20.18	7,599	24.60	9,237	19.75	5,579	16.75	7,721	17.16
Other loans	2,270	1.35	3,979	1.78	2,715	2.48	2,802	2.58	3,334	2.12
Total	$22,773	100.13%	$20,041	100.34%	$14,638	100.11%	$14,271	100.41%	$16,617	101.18%

The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes, based on information currently available, the Bank’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the Company’s level of allowance for loan losses will be sufficient to absorb future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from those conditions used by management to determine the current level of the allowance for loan losses. In addition, the OTS, as an integral part of its examination process, periodically reviews the Company’s allowance for loan losses. Such agency may require the Company to make adjustments to the loan loss reserve based upon their own judgments which could differ from those of management.

Securities Activities

General. As of December 31, 2002, the Company had securities including the investment in Federal Home Loan Bank of New York stock totaling $1.0 billion or 14.8% of the Company’s total assets at such date. The unrealized appreciation on the Company’s securities available for sale amounted to $11.6 million, net of income taxes, as of December 31, 2002. The securities investment policy of the Company, which has been established by the Board of Directors, is designed, among other things, to assist the Company in its asset/liability management policies. The investment policy emphasizes principal preservation, favorable returns on investments, maintaining liquidity within designated guidelines, minimizing credit risk and maintaining flexibility. The current securities investment policies permit investments in various types of assets including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of mortgage-backed and mortgage-related securities, commercial paper, certificates of deposit, equities and federal funds sold to financial institutions approved by the Board of Directors.

The Company’s securities portfolio, on a non-consolidated basis, as of December 31, 2002 was $33.5 million, consisting of equity investments and certain corporate bonds which are not permitted investments for a federally chartered thrift.

At December 31, 2002, all of the Company’s securities were classified as available for sale. Such classification provides the Company with the flexibility to sell securities if deemed appropriate in response to, among other factors, changes in interest rates. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable income taxes.

Securities Portfolio Activity.  The following table sets forth the activity in the Company’s aggregate securities portfolio during the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(Dollars In Thousands)

Securities at beginning of period	$1,528,639	$1,888,946	$1,963,954
Purchases:
U.S. Government and agencies	40,785	—	219,313
State and municipals	—	—	1,515
Agency mortgage-backed securities	357,462	193,731	65,589
Agency CMOs	52,077	13,974	10,981
Private CMOs	20,180	—	16
Other debt securities	45,195	88,844	45,180
Marketable equity securities	36,119	40,479	39,038
Total purchases	551,818	337,028	381,632
Sales:
U.S. Government and agencies	—	10,000	198,212
State and municipals	29,813	—	—
Agency mortgage-backed securities	169,656	76,410	26,075
Agency CMOs	—	—	645
Private CMOs	—	—	—
Other debt securities	111,483	59,496	39,797
Marketable equity securities	51,091	66,350	45,493
Total sales	362,043	212,256	310,222
Repayments and prepayments:
U.S. Government and agencies	46,775	112,730	8,100
State and municipals	290	115	140
Agency mortgage-backed securities	262,134	195,000	139,847
Agency CMOs	95,489	109,018	35,805
Private CMOs	279,184	76,058	24,592
Other debt securities	234	170	103
Marketable equity securities	8,740	1,250	—
Total repayments and prepayments	692,846	494,341	208,587
Accretion of discount and (amortization of premium)	(1,798)	499	1,227
Write-down for other than temporary impairment	(2,691)	(14,506)	—
Unrealized gains or (losses) on available-for-sale securities	2,503	23,269	60,942
Securities at end of period	$1,023,582	$1,528,639	$1,888,946

Mortgage-Backed and Mortgage-Related Securities. The Company purchases mortgage-backed securities and mortgage-related securities in order to generate positive interest rate spreads with minimal administrative expense, lower its credit risk as a result of guarantees provided by FNMA, FHLMC and GNMA, increase the liquidity of the Company and utilize these securities as collateral for borrowing. The Company has primarily invested in mortgage-backed and mortgage- related securities issued or sponsored by private issuers, and by GNMA, FNMA and FHLMC. At December 31, 2002, the Company’s securities included $744 million, or 10.7% of total assets, of mortgage-backed and mortgage-related securities. At such date, 21.4% of the mortgage-backed and mortgage-related securities were adjustable rate and 78.6% were fixed rate. The portfolio of mortgage-backed and mortgage-related securities had a weighted average yield of 5.48%, and an anticipated or estimated duration of 2.25 years as of December 31, 2002.

The portfolio of mortgage-backed and mortgage-related securities consisted of mortgage-backed securities of $579.8 million, or 8.4% of total assets, and CMOs of $164.6 million, or 2.4% of total assets, at December 31, 2002. The mortgage backed securities were issued or guaranteed by GNMA, FHLMC or FNMA and $86.0 million of the CMOs were issued or guaranteed by FHLMC and GNMA and $78.6 million were privately issued and are all rated AAA.

U.S. Government and Agency Obligations.  At December 31, 2002, the Company’s U.S. Government agency securities portfolio, consisting of callable securities, totaled $22.3 million with a weighted average maturity of 5.2 years and a weighted average life of 1.7 years to the call date.

Other Securities.  At December 31, 2002 the Company’s other securities totaled $113.3 million or 1.6% of total assets. Other securities consist of $112.1 million in corporate bonds and preferreds, $1.0 million in municipal bonds and $250,000 in foreign bonds. The corporate bonds and preferreds consist of $49.6 million in fixed rate bonds and $62.4 million in adjustable-rate bonds using three month LIBOR as the primary index and have an average rating of BBB+. The weighted average maturity of the corporate bond portfolio is 26.0 years.

In the securities portfolio at December 31, 2002, the Company held one preferred bond with a carrying value of $4.7 million that was considered other than temporarily impaired and was written down $4.8 million in the year 2001 and one equity investment where certain purchases of this investment were considered other than temporarily impaired and was written down $2.6 million in 2002. The total carrying value of this equity investment at December 31, 2002 was $24.7 million.

The following table sets forth certain information regarding the contractual maturities of the Bank’s U.S. Government Agency obligations and other securities (all of which were classified as available for sale) at December 31, 2002.

	At December 31, 2002

	Maturing in Under 1 Year	Weighted Average Yield	Maturing in 1-5 Years	Weighted Average Yield	Maturing in 6-10 Years	Weighted Average Yield	Maturing in Over 10 Years	Weighted Average Yield
	(Dollars in Thousands)

U.S. Government and federal agency obligations	$—	0.00%	$11,000	5.03%	$10,000	6.60%	$—	0.00%

Other securities	—	0.00	5,830	6.49	250	3.00	118,928	6.26
	$—		$16,830		$10,250		$118,928

Equity Securities.  At December 31, 2002 the Company’s investment in equity securities, including the investment in the Federal Home Loan Bank of New York stock was $143.5 million or 2.1% of total assets. The equity investment consisted primarily of $112.2 million in FHLB stock, $24.7 million in mutual funds, $6.6 million in preferred stock and $101,000 in common stock. The required level of investment in FHLB stock as a member is the higher of 5% of the amount of advances the Bank has outstanding with the FHLB or 1% of residential mortgage loans. There is no market for the Company’s FHLB stock, however, when the required level of ownership declines, the FHLB repurchases the stock. All equity investments are classified as available for sale.

Sources of Funds

General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of the Company’s funds for use in lending, investing and for other general purposes. The Company also utilizes borrowings, primarily FHLB advances and reverse repurchase agreements, to fund its operations when needed.

Depending upon market conditions and funding needs, the Bank at times does use brokered CDs as an alternative source of funds. The brokered CDs are issued by nationally recognized brokerage firms approved by the Board of Directors. At December 31, 2002 and 2001 the balance in brokered CDs was $124.5 million and $134.9 million, respectively.

Deposits. The Bank offers a variety of deposit accounts which have a range of interest rates and terms. At December 31, 2002, the Bank’s deposit accounts consisted of savings (including club accounts), NOW accounts, checking accounts, money market accounts and certificates of deposit (“CDs”) (including brokered CDs). The Bank also offers certificates of deposit accounts with balances in excess of $100,000 at preferential rates (jumbo certificates) and also Individual Retirement Accounts (“IRA”) and other qualified plan accounts. While jumbo certificate of deposit accounts are accepted by the Bank at preferential rates, other than brokered CDs, the Bank does not solicit such deposits outside of its market area as such deposits are more difficult to retain than core deposits. To enhance the deposit products it offers, build customer relationships and increase market share in certain markets, the Bank offers a new money market account (that also requires the opening of a corresponding checking account).

At December 31, 2002, the Bank’s deposits totaled $3.5 billion, of which 84.4% were interest bearing deposits at such date. Core deposits (savings accounts, non-interest bearing commercial and retail demand deposits, money market accounts and NOW accounts) were $2.4 billion or 68.1% of total deposits and certificates of deposit were $1.1 billion or 31.9% of total deposits. Included in the Bank’s certificates of deposit were $124.5 million of brokered deposits at December 31, 2002. Although the Bank has a significant portion of its deposits in core deposits, management monitors the activity in these accounts and, based on historical experience and the Bank’s current pricing strategy, believes it will continue to retain a large portion of these deposits. The Bank is not limited with respect to the rates it may offer on deposit products.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank’s deposits are primarily obtained from the areas in which its branch offices are located. The Bank relies primarily on competitive pricing of its deposit products, customer service and long standing relationships with customers to attract and retain deposits. The Bank also utilizes traditional marketing methods including television, radio and print media and direct mail programs to attract new customers and deposits.

In addition, the Bank’s business development officers have actively solicited, through individual meetings and other contacts, deposit accounts, particularly commercial accounts. To attract and retain commercial deposit accounts, the Bank offers a complete line of commercial account products and services. The Bank’s lending officers and branch managers have increased their efforts to solicit new deposits from the Bank’s loan customers and other residents and businesses in their market area.

The Bank’s market areas are Staten Island, New York, Brooklyn, New York and the following counties in New Jersey; Ocean, Monmouth, Union and Middlesex. Staten Island, which represents 65.7% of the Bank’s total deposits continues to be the Bank’s primary market area. The Bank continues to hold over 32% of the deposits in the Staten Island market which as of June 30, 2002 was the highest percentage held by any one institution on Staten Island.

For the year ended December 31, 2002, deposits, before interest credited, increased $489.8 million compared with an increase of $474.3 million in 2001. Inclusive of interest credited, deposits increased $562.8 million in 2002 and $556.1 million in 2001.

The following table sets forth the activity in the Bank’s deposits during the periods indicated.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in Thousands)
Beginning balance	$2,901,328	$2,345,213	$1,820,233
Net increase (decrease) excluding acquired deposits	489,791	474,265	88,146
Acquired deposits	—	—	368,438
Interest credited	73,015	81,850	68,396
Net increase in deposits	562,806	556,115	524,980
Ending balance	$3,464,134	$2,901,328	$2,345,213

The following table sets forth, by various interest rate categories, the certificates of deposit with the Bank at the dates indicated.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in Thousands)
0.00 to 2.99%	$659,873	$250,444	$—
3.00 to 3.99%	197,989	268,821	292
4.00 to 4.99%	150,188	295,784	216,385
5.00 to 6.99%	86,525	256,381	694,684
7.00 to 8.99%	10,795	12,470	36,223
Total	$1,105,370	$1,083,900	$947,584

Weighted Average Rate.  The following table sets forth the amount and remaining maturities of the Bank’s certificates of deposit at December 31, 2002.

	Six Months And Less	Over Six Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years
	(Dollars in Thousands)
0.00 to 2.99%	$404,636	$169,141	$65,741	$20,243	$112
3.00 to 3.99%	26,864	46,491	87,731	15,159	21,744
4.00 to 4.99%	15,274	5,839	17,527	7,901	103,647
5.00 to 6.99%	35,653	6,350	13,496	9,568	21,458
7.00 to 8.99%	400	495	—	622	9,278
Total	$482,827	$228,316	$184,495	$53,493	$156,239

As of December 31, 2002, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $395.9 million. The following table presents the maturity of these certificates of deposit at such date.

December 31, 2002
(Dollars in Thousands)
3 months or less	$153,080
Over 3 months through 6 months	35,874
Over 6 months through 12 months	39,085
Over 12 months	167,839
Total	$395,878

The following table sets forth the average dollar amount of deposits in the various types of deposit accounts offered by the Bank at the dates indicated.

	Year to Date Average as of December 31,
	2002		2001		2000
	Year to Date Average Balance	Weighted Average Rate	Year to Date Average Balance	Weighted Average Rate	Year to Date Average Balance	Weighted Average Rate
	(Dollars in Thousands )
Savings accounts	$1,000,455	1.74%	$817,890	2.18%	$793,908	2.45%
Certificates of deposits	1,116,366	3.49	1,017,634	5.22	827,504	5.41
Money market accounts	516,547	2.80	228,297	3.70	129,002	3.20
NOW accounts	128,020	1.40	101,981	1.83	90,085	2.03
Demand deposits	526,843	—	453,120	—	382,814	—
Total	$3,288,231	2.21%	$2,618,922	3.10%	$2,223,313	3.16%

Borrowed Funds. The Company’s borrowings at December 31, 2002 were $2.8 billion or 39.8% of total assets and consisted of primarily FHLB advances secured by the Bank’s residential loan portfolio and reverse repurchase agreements entered into with the FHLB and nationally recognized securities brokerage firms. FHLB advances and repurchase agreements were $1.8 billion and $469.3 million, respectively, at December 31, 2002. In the fourth quarter of 2001, SIBMC entered into a mortgage repurchase agreement with an international bank as an additional source of funding. The $150.0 million line of credit is collateralized by loans held for sale by SIBMC. This line of credit expired December 15, 2002 and was not renewed.  SIBMC entered into two additional lines of credit in February 2002 and November 2002.  The Bank guarantees the lines of credit by agreeing to, among other things, repurchase loans that remain on the line for more than 60 days. The balance outstanding on the lines as of December 31, 2002 and 2001 was $474.6 million and $66.3 million respectively.

In 2002, borrowings were used to fund certain higher yielding loan originations primarily at SIBMC. The Company intends to reduce borrowings as a percentage of assets in the year 2003 and to continue to emphasize more traditional funding sources such as deposit growth in all markets.

The following table sets forth information with respect to the Company’s borrowings at and during the periods indicated.

	At or For the Year Ended December 31,
	2002	2001	2000
	(Dollars in Thousands)

Maximum month-end balance	$2,923,828	$2,535,392	$2,249,963
Average Balance	$2,629,271	$2,399,963	$2,147,718
Year end balance	$2,756,927	$2,451,762	$2,241,011
Weighted average interest rate:
At end of year	4.13%	4.64%	6.28%
During the year	4.41%	5.39%	6.19%

Trust Activities

The Bank also provides a full range of trust and investment services, and acts as executor or administrator of estates and as trustee for various types of trusts. Trust and investment services are offered through the Bank’s Trust Department which was acquired in 1995. Fiduciary and investment services are provided primarily to persons and entities located in the banking branch market area. Services offered include fiduciary services for trusts and estates, money management, custodial services and pension and employee benefits consulting. As of December 31, 2002, the Trust Department maintained approximately 390 trust/fiduciary accounts with an aggregate value of $271.0 million.

The accounts maintained by the Trust/Investment Services Division consist of “managed” and “non-managed” accounts. “Managed” accounts are those for which the Bank has responsibility for administration and investment management and/or investment advice. “Non-managed” accounts are those accounts for which the Bank merely acts as a custodian. The Company receives fees depending upon the level and type of service provided. The Trust Department administers various trust accounts (revocable, irrevocable, charitable trusts, and trusts under wills), agency accounts (various investment fund products), estate accounts and employee benefit plan accounts (assorted plans and IRA accounts). Two trust officers, a trust investment officer and related staff are assigned to the Trust Department. The administration of trust and fiduciary accounts are monitored by the Trust Investment Committee of the Board of Directors of SI Bank & Trust as well as a management committee consisting of certain senior officers of the Bank.

Subsidiaries

SIB Mortgage Corp., doing business as Ivy Mortgage, (SIBMC) is a wholly owned subsidiary of the Bank incorporated in the State of New Jersey in 1998. SIBMC currently originates loans in 42 states and had assets totaling $2.0 billion at December 31, 2002.

SIB Investment Corporation (“SIBIC”) is a wholly owned subsidiary of the Bank that was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of Staten Island Funding Corporation to SIBIC. The consolidated assets of SIBIC at December 31, 2002 were $953.1 million.

Staten Island Funding Corporation (“SIFC”) is a wholly owned subsidiary of SIBIC incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust (“REIT”). The Bank transferred real estate mortgage loans totaling $648.0 million, net, to SIFC in 1998. In return, the Bank received all the shares of common stock and preferred stock in SIFC. The assets of SIFC totaled $695.7 million at December 31, 2002.

SIB Financial Services Corporation (“SIBFSC”) is a wholly owned subsidiary of the Bank incorporated in the State of New York in 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of SBLI USA Mutual Insurance Company, Inc. SIBFSC had assets of $1.1 million as of December 31, 2002.

In 2002, the Bank introduced a program to offer annuities, mutual funds, stocks, life insurance and other investment products through its branch network. The program is coordinated by a third party vendor and the sales generate fee income for the Bank.

Employees

The Bank had 661 full-time employees and 217 part-time employees at December 31, 2002. SIBMC had 1356 full-time employees and 52 part-time employees at December 31, 2002. None of these employees are represented by a collective bargaining agreement and the Bank and SIBMC believes that it enjoys good relations with its personnel.

REGULATION

General

The Bank is a federally chartered and insured savings bank subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings associations, and the FDIC, as the administrator of the Bank Insurance Fund (“BIF”).

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

Regulation of Savings and Loan Holding Companies

Holding Company Acquisitions. The Company is a savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended (“HOLA”). The HOLA and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Holding Company Activities. The Company operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company which applied to become or was a unitary savings and loan holding company prior to May 4, 1999 and its non-savings association subsidiaries.

Under the enacted Gramm-Leach-Bliley Act of 1999 (the “GLBA”), companies which applied to the OTS after May 4, 1999 to become unitary savings and loan holding companies are restricted to engaging in those activities traditionally permitted to multiple savings and loan holding companies. Under the GLBA, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender (“QTL”) test, as discussed under “Regulation of Federal Savings Banks - Qualified Thrift Lender Test,” then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

The GLBA also imposed new financial privacy obligations and reporting requirements on all financial institutions. The privacy regulations require, among other things, that financial institutions establish privacy policies and disclose such policies to its customers at the commencement of a customer relationship and annually thereafter. In addition, financial institutions are required to permit customers to opt out of the financial institution’s disclosure of the customer’s financial information to non-affiliated third parties. Such regulations became mandatory as of July 1, 2001.

The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid.

Affiliate Restrictions. Transactions between a savings association and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association.

In general, Sections 23A and 23B, and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain “covered transactions” with affiliates to an amount equal to 10% of the association’s capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

Sarbanes-Oxley Act of 2002.  On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud.  In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms.  To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company’s audit committee members.  In addition, the audit partners must be rotated.  The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.  In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the Board itself.

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.  Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted.  In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors.  The Federal Accounts for Investor Restitution (“FAIR”) provision also requires the SEC to develop methods of improving collection rates.  The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations.  Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm” (“RPAF”).  Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer.  In addition, companies must disclose whether at least one member of the committee is a “financial expert” as such term is defined by the SEC and if not, why not.  Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date.  The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading.  The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders.  The Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.  In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Regulation of Federal Savings Banks

Regulatory System. As a federally insured savings bank, lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is regularly examined by the OTS and must file periodic reports concerning its activities and financial condition.

Although the OTS is the Bank’s primary regulator, the FDIC has “backup enforcement authority” over the Bank. The Bank’s eligible deposit accounts are insured by the FDIC under the BIF, up to applicable limits.

Federal Home Loan Banks. The Bank is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a central credit facility. The Bank is required to own capital stock in an FHLB in an amount equal to the greater of: 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, or 5% of its FHLB advances (borrowings). The current investment in FHLB stock is based on 5% of the Bank’s borrowings outstanding from the FHLB.

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

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings association may be adversely affected by the activities or condition of its holding company, affiliates, subsidiaries or other persons or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

The Bank’s tangible capital ratio was 6.98%, its core capital ratio was 7.01% and its total risk-based capital ratio was 13.28% at December 31, 2002.

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

Prompt Corrective Action. The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation.

The regulation establishes five categories of capital classification: “well capitalized,”

“adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution’s capital classification. The Bank meets the capital requirements of a “well capitalized” institution under applicable OTS regulations.

In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept renewed or rollover brokered deposits.

Institutions that are classified as undercapitalized are subject to certain mandatory supervisory actions, including: (i) increased monitoring by the appropriate federal banking agency for the institution and periodic review of the institution’s efforts to restore its capital, (ii) a requirement that the institution submit a capital restoration plan acceptable to the appropriate federal banking agency and implement that plan, and that each company having control of the institution guarantee compliance with the capital restoration plan in an amount not exceeding the lesser of 5% of the institution’s total assets at the time it received notice of being undercapitalized, or the amount necessary to bring the institution into compliance with applicable capital standards at the time it fails to comply with the plan, and (iii) a limitation on the institution’s ability to make any acquisition, open any new branch offices, or engage in any new line of business without the prior approval of the appropriate federal banking agency for the institution or the FDIC.

The regulation also provides that the OTS may take any of certain additional supervisory actions against an undercapitalized institution if the agency determines that such actions are necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund. These supervisory actions include: (i) requiring the institution to raise additional capital or be acquired by another institution or holding company if certain grounds exist, (ii) restricting transactions between the institution and its affiliates, (iii) restricting interest rates paid by the institution on deposits, (iv) restricting the institution’s asset growth or requiring the institution to reduce its assets, (v) requiring replacement of senior executive officers and directors, (vi) requiring the institution to alter or terminate any activity deemed to pose excessive risk to the institution, (vii) prohibiting capital distributions by bank holding companies without prior approval by the FRB, (viii) requiring the institution to divest certain subsidiaries, or requiring the institution’s holding company to divest the institution or certain affiliates of the institution, and (ix) taking any other supervisory action that the agency believes would better carry out the purposes of the prompt corrective action provisions of FDICIA.

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

The regulation requires that an institution be placed into conservatorship or receivership within 90 days after it becomes critically undercapitalized, unless the OTS, with concurrence of the FDIC, determines that other action would better achieve the purposes of the prompt corrective action provisions of FDICIA. Any such determination must be renewed every 90 days. A depository institution also must be placed into receivership if the institution continues to be critically undercapitalized on average during the fourth quarter after the institution initially became critically undercapitalized, unless the institution’s federal bank regulatory agency, with concurrence of the FDIC, makes certain positive determinations with respect to the institution.

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

At December 31, 2002, the Bank was in the “well-capitalized” category for purposes of the above regulations and as such is not subject to any of the above mentioned restrictions.

Conservatorship/Receivership. In addition to the grounds discussed under “Prompt Corrective Action,” the OTS (and, under certain circumstances, the FDIC) may appoint a conservator or receiver for a savings association if any one or more of a number of circumstances exist, including, without limitation, the following: (i) the institution’s assets are less than its obligations to creditors and others, (ii) a substantial dissipation of assets or earnings due to any violation of law or any unsafe or unsound practice, (iii) an unsafe or unsound condition to transact business, (iv) a willful violation of a final cease-and-desist order, (v) the concealment of the institution’s books, papers, records or assets or refusal to submit such items for inspection to any examiner or lawful agent of the appropriate federal banking agency or state bank or savings association supervisor, (vi) the institution is likely to be unable to pay its obligations or meet its depositors’ demands in the normal course of business, (vii) the institution has incurred, or is likely to incur, losses that will deplete all or substantially all of its capital, and there is no reasonable prospect for the institution to become adequately capitalized without federal assistance, (viii) any violation of law or unsafe or unsound practice that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of the institution’s depositors or the federal deposit insurance fund, (ix) the institution is undercapitalized and the institution has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan, (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital, or (xi) the institution is found guilty of certain criminal offenses related to money laundering.

Enforcement Powers. The OTS and, under certain circumstances the FDIC, have substantial enforcement authority with respect to savings associations, including authority to bring various enforcement actions against a savings association and any of its “institution-affiliated parties” (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a savings association’s deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings association or an institution-affiliated party to take affirmative action to correct conditions resulting from that party’s actions, including to make restitution or provide reimbursement, indemnification or guarantee against loss; restrict the growth of the institution; and rescind agreements and contracts.

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

Currently, the QTL test under HOLA regulations requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB; and direct or indirect obligations of the FDIC. In addition, small business loans, credit card loans, student loans and loans for personal, family and household purposes are allowed to be included without limitation as qualified investments. The following assets, among others, also may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii)

liquid assets up to 20% of the institution’s total assets.

At December 31, 2002, under the expanded QTL test, approximately 99.0% of the Bank’s portfolio assets were qualified thrift investments.

OTS regulations also permit a savings association to qualify as a QTL by qualifying under the Code as a “domestic building and loan association.” The Bank is a domestic building and loan association as defined in the Code.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Bank paid $512,000 in insurance deposit premiums during 2002.

Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the “Fair Lending Laws”) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

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

Change of Control. Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the OTS, and no individual may acquire control of a savings association if the OTS objects. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association or savings and loan holding company’s voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

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

TAXATION

Federal Taxation

General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank. The Bank’s federal income tax returns have been audited or closed without audit by the IRS through 1998.

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 (the “1996 Act”) eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Bad Debt Reserves.  Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank’s taxable income. As a result of the 1996 Act, the Bank must use the specific charge-off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2002 is approximately $1.2 million. The Bank began to recapture the reserve in 1998.

As discussed more fully below, the Bank and subsidiaries file combined New York State Franchise and New York City Financial Corporation tax returns. The basis of the determination of each tax is the greater of a tax on entire net income (or on alternative entire net income) or a tax computed on taxable assets. However, for state purposes, New York State enacted legislation in 1996, which among other things, decoupled the Federal and New York State tax laws regarding thrift bad debt deductions and permits the continued use of the bad debt reserve method under section 593. Thus, provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and City income tax purposes, the Bank is permitted to continue to use the special reserve method for bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Bank’s loss history (“Experience Method”) or a statutory percentage equal to 32% of the Bank’s New York State or City taxable income (“Percentage Method”).

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

At December 31, 2002 the Bank’s total federal pre-1988 reserve was approximately $11.7 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

Minimum Tax. The Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses for tax years through December 31, 2000 can offset no more than 90% of AMTI. The job creation and worker assistance act of 2002 has provided that a net operating loss deduction attributable to net operating loss carry backs arising in taxable years ending in 2001 and 2002, as well as net operating loss carry forwards to these taxable years will offset 100% of  “AMTI”. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to tax years beginning after August 5, 1997. The job creation and worker assistance act of 2002 has extended the net operating carry back period to five years for net operating losses arising in taxable years ending in 2001 and 2002.  At December 31, 2002, the Bank had no net operating loss carry backs or carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations which are 20% or more owned by the Company. Dividends received from corporations less than 20% owned are 70% excluded.

State and Local Taxation

New York State and New York City Taxation. The Company and the Bank report income on a combined calendar year basis to both New York State and New York City. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 8.0% of “entire net income” allocable to New York State (b) 3.00% of “alternative entire net income” allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods and rates.

A temporary Metropolitan Transportation Business Tax Surcharge on Banking corporations doing business in the Metropolitan District has been applied since 1982. The Bank transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 2002, the surcharge rate is 17% of the state franchise tax liability calculated at 9% of New York taxable income.

Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax, but, is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000. The Delaware tax for 2002 was $150,000. SIBMC is subject to taxes for the additional states that they operate in.

Item 2.        Properties

The executive offices of the Company and the Bank are located in a leased facility in Staten Island, New York.  In addition, the Bank operates 4 administrative offices located on Staten Island, all of which are owned and 1 lending office located in Brooklyn, New York which is leased.  The Bank has 34 full service branch offices and three limited service branch offices.  The branch facilities, of which 15 are leased and 22 owned, are located in Staten Island, New York (20), Brooklyn, New York (2), and New Jersey (15).  The final lease expiration date for its properties is 2017.

In addition, the Bank maintains 58 automated teller machines (“ATMs”) all of which are in Bank facilities.

SIBMC conducts its business from its executive and administrative office in Branchburg, New Jersey and 91 retail loan origination offices in 42 states, all of which are leased with the final lease expiration date in 2007.

SIBIC conducts its business from its executive office located in Middletown, New Jersey which is leased with an expiration date in 2003.

Item 3.        Legal Proceedings.

As previously disclosed by the Company in its Form 10-K/A which was filed February 11, 2003, the Company reported that in October 2002,  shortly after the Company announced its intention to restate its financial statements, it was informed by staff of the U.S. Securities and Exchange Commission (“SEC”) that the SEC is conducting an informal inquiry with respect to certain of the matters reflected in the announcement.  The Company is cooperating fully with the inquiry.

The Company also is involved in various legal proceedings occurring in the normal course of business.  Although it is impossible to predict the outcome of any such legal proceedings, the Company believes that such proceedings, individually and in the aggregate, will not have a material effect on the Company.

Item 4.        Submission of Matters to a Vote of Security-Holders.

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity and Related Stockholder Matters.

The information required herein to stockholders, to the extent applicable, is incorporated by reference from pages 43 and 44 and the inside back cover of the Company’s Annual Report to Stockholders for the year ended December 31, 2002 (“2002 Annual Report”)

Item 6.        Selected Financial Data.

The information required herein is incorporated by reference from page 9 of the 2002 Annual Report.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from pages 10 to 21 of the 2002 Annual Report.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk.

Information required herein is incorporated by reference from pages 10 to 14 of the 2002 Annual Report.

Item 8.        Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 21 to the back cover of the 2002 Annual Report.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information required herein is incorporated by reference form page 19 of the definitive proxy statement of the company for the Annual Meeting of Stockholders to be held on May 15, 2003 (“Definitive Proxy Statement”), which Definitive Proxy Statement will be filed within 30 days of the date hereof.

PART III.

Item 10.      Directors and Executive Officers of the Registrant.

The information required herein is incorporated by reference from pages 2 to 7 of the Definitive Proxy Statement.

Item 11.      Executive Compensation.

The information required herein is incorporated by reference from pages 10 to 17 of the Definitive Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The information required herein by Item 403 of Regulation S-K is incorporated by reference from pages 7 to 10 of the Definitive Proxy Statement.

Equity Compensation Plan Information.  The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2002.

Plan Category	Number of Shares to be issued upon the Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)

Equity Compensation Plans Approved by Security Holders	7,181,851(1)	$13.07	187,103
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	7,181,851	$13.07	187,103

(1)               Does not include 582,090 shares which are subject to restricted stock grants which had not yet vested as of December 31, 2002. All of such restricted stock grants were made under the Company’s 1998 Recognition and Retention Plan which was approved by stockholders.

Item 13.      Certain Relationships and Related Transactions.

The information required herein is incorporated by reference from pages 14 to 16 of the Definitive Proxy Statement.

Item 14.      Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”), within 90 days of the filing date of this annual report.  As discussed in Note 23 to the Company’s Consolidated Financial Statements at and for the year ended December 31, 2002, the Company announced in October 2002 that it was restating its financial results for the year ended December 31, 2001.  Primarily due to issues arising in the context of such restatement, management has determined that the Company’s disclosure controls and procedures and internal controls need certain improvements, including as discussed below.  In addition, the Company’s management and the Audit Committee have been advised by PricewaterhouseCoopers LLP of certain reportable conditions for the year ended December 31, 2002 under standards established by the American Institute of Certified Public Accountants (“AICPA”).  These reportable conditions, which are not material weaknesses, as defined by the AICPA, relate to the Company’s controls and procedures for appropriately assessing and applying generally accepted accounting principles in areas such as its stock-based compensation plans, maintaining its income tax provisions and valuing its investment securities.  Management of the Company has taken, and is continuing to take, certain actions designed to enhance the

Company’s disclosure controls and procedures as well as its internal control structure.  In particular, the Company retained a third-party consultant in November 2002 to assist it in its review and preparation of financial reports and in the application of accounting principles.  The Company also is seeking to add qualified personnel in its accounting and financial reporting area.  The Company also has revised its policies and procedures regarding the preparation of tax estimates and with respect to its review and valuation of investment securities.  Management is continuing to review its policies and procedures and anticipates that additional improvements will be made as part of its efforts to continue to strengthen the disclosure controls and procedures and internal control structure of the Company.

Part IV.

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           Documents filed as Part of this Report

(1)           The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13.0):

Report of Independent Auditors
Consolidated Statements of Condition as of December 31, 2002 and 2001.
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000.
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2002,
2001 and 2000.
Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000.
Notes to Consolidated Financial Statements.

(2)           All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)           The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

3.1*	Certificate of Incorporation of Staten Island Bancorp, Inc.
3.2*	Bylaws of Staten Island Bancorp, Inc.
4.0*	Specimen Stock Certificate of Staten Island Bancorp, Inc.
10.1*	Form of Employment Agreement among Staten Island Bancorp, Inc., SI Bank & Trust and certain executive officers.
10.2*	Form of Employment Agreement between Staten Island Bancorp, Inc. and each of Harry P. Doherty and James R. Coyle.
10.3*	Form of Employment Agreement between SI Bank & Trust and each of Harry P. Doherty and James R. Coyle.
10.4**	Amended and Restated 1998 Stock Option Plan
10.5**	Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement
10.6***	Deferred Compensation Plan
10.7****	Employment Agreement between the Bank and Ira Hoberman.
10.8*****	Supplemental Executive Retirement Plan (SERP)
10.9*****	Master Repurchase Agreement by and among Credit Suisse First Boston Mortgage Capital LLC, SIB Mortgage Corp. and SI Bank & Trust, dated December 14, 2001.
10.10*****	Master Repurchase Agreement by and among CDC Mortgage Capital, Inc., SIB Mortgage Corp. and SI Bank & Trust, dated February 12, 2002.
13.0	2002 Annual Report to Stockholders
21.0	Subsidiaries of the Registrant - Reference is made to Item 1, “Business” for the required information
23.0*****	Consent of Arthur Andersen, LLP
23.1	Consent of PricewaterhouseCoopers LLP
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

(*)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-32113) filed by the Company with the SEC.
(**)	Incorporated herein by reference from the Company’s definitive proxy statement dated April 1, 2002.
(***)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(****)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(*****)	Previously filed on April 1, 2002 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(b)           Reports on Form 8-K

On October 11, 2002, the Company filed a Current Report on Form 8-K, dated as of October 9, 2002, regarding a press release reporting its estimated results of operations for the quarter ended September 30, 2002.

On October 18, 2002, the Company filed a Current Report on Form 8-K, dated as of October 16, 2002, regarding press releases reporting is results of operations for the quarter ended September 30, 2002 and the declaration of a dividend.

On November 15, 2002, the Company filed a Current Report on Form 8-K, dated as of November 15, 2002, with respect to a press release announcing revisions to certain financial items.

On December 6, 2002, the Company filed a Current Report on Form 8-K, dated as of December 6, 2002, with respect to a press release announcing the Company’s participation at a conference.

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

Name	Title	Date

/s/ Harry P. Doherty	Chairman and Chief Executive Officer	March 31, 2003
Harry P. Doherty

/s/ James R. Coyle	Director, President and Chief Operating Officer	March 31, 2003
James R. Coyle

/s/ Edward J. Klingele	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2003
Edward J. Klingele

/s/ William G. Horn	Director
William G. Horn		March 31, 2003

/s/ Denis P. Kelleher	Director
Denis P. Kelleher		March 31, 2003

/s/ Julius Mehrberg	Director
Julius Mehrberg		March 31, 2003

/s/ John R. Morris	Director
John R. Morris		March 31, 2003

/s/ William E. O’Mara	Director
William E. O’Mara		March 31, 2003

/s/ Lenore F. Puleo	Director
Lenore F. Puleo		March 31, 2003

/s/ Allan Weissglass	Director
Allan Weissglass		March 31, 2003

CERTIFICATION

I, Harry P. Doherty, Chairman of the Board and Chief Executive Officer of Staten Island Bancorp, Inc., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Staten Island Bancorp, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Harry P. Doherty
Harry P. Doherty
Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Edward J. Klingele, Senior Vice President and Chief Financial Officer of Staten Island Bancorp, Inc., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Staten Island Bancorp, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Edward J. Klingele
Edward J. Klingele
Senior Vice President and Chief Financial Officer