Form 10-Q
period 2003-03-31
STATEN ISLAND BANCORP INC
filed 2003-05-15
CIK 1042801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                       to

Commission File Number 1-13503

Staten Island Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3958850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1535 Richmond Avenue Staten Island, New York	10314
(Address of principal executive office)	(Zip Code)

(718) 447-8880
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such  shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The Registrant had 59,723,805 shares of Common Stock outstanding as of May 5, 2003.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2003	December 31, 2002
	Unaudited
	(000’s omitted, except share data)
ASSETS:
Cash and due from banks	$107,731	$137,085
Federal funds sold	307,000	237,000
Securities available for sale	1,024,708	911,432
Federal Home Loan Bank of NY capital stock	99,900	112,150
Loans, net of allowance for loan losses of $22.9 million at March 31, 2003 and $22.8 million at December 31, 2002	3,321,045	3,422,492
Loans held for sale	1,630,874	1,729,890
Accrued interest receivable	24,228	23,976
Premises and equipment, net	48,892	47,545
Intangible assets, net	57,347	57,881
Other assets	279,890	255,644
Total assets	$6,901,615	$6,935,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Due Depositors-
Savings	$1,089,014	$1,045,767
Certificates of deposit	1,089,850	1,105,370
Money market	690,955	639,037
NOW accounts	142,586	134,450
Demand deposits	550,322	539,510
Total deposits	3,562,727	3,464,134
Borrowed funds	2,506,920	2,756,927
Advances from borrowers for taxes and insurance	25,729	23,537
Accrued interest and other liabilities	181,274	76,229
Total liabilities	6,276,650	6,320,827

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share, 100,000,000 shares authorized, 90,260,624 issued and 59,752,432 outstanding at March 31, 2003 and 90,260,624 issued and 60,269,397 outstanding at December 31, 2002	903	903
Additional paid-in-capital	587,720	586,405
Retained earnings	409,932	391,739
Unallocated common stock held by ESOP	(26,782)	(27,468)
Unearned common stock held by RRP	(8,784)	(8,894)
Treasury stock (30,508,192 shares at March 31, 2003 and 29,991,227 at December 31, 2002), at cost	(348,789)	(339,982)
	614,200	602,703
Accumulated other comprehensive income, net of taxes	10,765	11,565
Total stockholders’ equity	624,965	614,268
Total liabilities and stockholders’ equity	$6,901,615	$6,935,095

See accompanying notes to consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002 (Restated)
	(000’s omitted, except per share data)

Interest Income:
Loans	$83,854	$69,883
Securities available for sale	12,865	23,825
Federal funds sold	553	509
Total interest income	97,272	94,217

Interest Expense:
Borrowed funds	28,473	28,140
Savings and escrow accounts	3,131	4,483
Certificates of deposit	7,858	10,346
Money market and NOW accounts	4,003	3,357
Total interest expense	43,465	46,326
Net interest income	53,807	47,891
Provision for Loan Losses	850	1,500
Net interest income after provision for loan losses	52,957	46,391

Other Income (Loss):
Service and fee income	3,900	3,222
Net gain on loan sales	87,838	37,130
Unrealized gain (loss) on derivative transactions	4,357	(860)
Loan fees	11,460	6,780
Other Income	1,899	1,830
Securities transactions	315	167
Total other income	109,769	48,269

Other Expenses:
Personnel	26,067	39,501
Commissions	62,003	20,639
Occupancy and equipment	5,180	3,621
Data processing	1,830	1,706
Amortization of intangible assets	145	145
Professional fees	5,274	2,660
Marketing	1,740	1,110
Other	17,047	8,398
Total other expenses	119,286	77,780
Income before provision for income taxes	43,440	16,880

Provision for Income Taxes	17,997	6,856
Net Income	$25,443	$10,024

Earnings Per Share
Basic	$0.46	$0.18
Fully Diluted	$0.45	$0.16

Dividends Declared	$0.13	$0.11

See accompanying notes to consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2003

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Taxes	Total
	(000’s omitted, except share data)

Balance, January 1, 2003	$903	$ 586,405	($27,468)	($8,894)	($339,982)	$ —	$391,739	$11,565	$614,268

Allocation of 114,452 ESOP shares		1,298	686						1,984
Earned RRP shares		(1)		110					109
Treasury stock purchases (655,100), at cost					(10,373)				(10,373)
Cash dividends paid ($0.13 per share)							(7,250)		(7,250)
Exercise of 138,135 stock options		18			1,566				1,584
Change in unrealized appreciation (depreciation) on securities, net of reclassification adjustment and tax effect						(800)		(800)	(800)
Net income						25,443	25,443		25,443
Comprehensive income						$24,643

Balance, March 31, 2003	$903	$587,720	($26,782)	($8,784)	($348,789)		$409,932	$10,765	$624,965

See accompanying notes to consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002

(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002 (Restated)
	(000’s omitted)
Cash Flows From Operating Activities:
Net Income	$25,443	$10,024
Adjustments to reconcile net income to net cash Provided by operating activities

Depreciation and software amortization	1,860	1,381
(Accretion) and amortization of bond and mortgage premiums and discount	1,225	(250)
Amortization of intangible assets	145	145
Securities impairment charges	819	100
Realized gain on sale of available for sale securities	(1,134)	(267)
Expense charge relating to allocation and earned portions of employee benefit plans	2,111	22,163
Provision for loan losses	850	1,500
Increase in cash surrender value of BOLI	(1,899)	(1,830)
Gain on sale of loans held for sale	(87,838)	(37,130)
Origination of loans held for sale	(3,326,690)	(1,081,505)
Purchase of loans held for sale	(306,196)	(96,917)
Proceeds from sale of loans held for sale	3,746,091	1,317,756
Repayment of loans held for sale	73,246	91,871
Unrealized (gain) loss on derivative transactions	(4,357)	860
Increase in net deferred loan fees and costs	(4,204)	(9,062)
Increase in accrued interest receivable	(252)	(589)
(Increase) decrease in other assets	(22,075)	6,957
(Decrease) increase in accrued interest and other liabilities	116,165	(10,856)
Deferred income taxes	1,054	(5,472)
Net cash provided by operating activities	214,364	208,879

Cash Flows From Investing Activities:
Maturities and amortization of mortgage-backed securities and CMOs	154,673	157,109
Maturities and amortization of all other available for sale securities	3,775	24,675
Sales of all other available for sale securities	25,823	17,960
Purchases of mortgage-backed securities and CMOs	(51,134)	(302,972)
Purchases of all other available for sale securities	(236,702)	(63,420)
Principal collected on loans	403,793	238,406
Loans made to customers	(351,857)	(432,152)
Sales of loans	48,329	6,326
Increase in federal funds sold	(70,000)	(46,000)
Capital expenditures	(2,947)	(2,284)
Net cash used in investing activities	(76,247)	(402,352)

Cash Flows From Financing Activities:
Net increase in deposit accounts	98,593	194,704
Decrease in borrowings	(250,007)	(1,995)
Cash dividends paid	(7,250)	(5,897)
Purchase of treasury stock	(10,373)	(20,274)
Exercise of stock options	1,566	5,511
Net cash provided by financing activities	(167,471)	172,049

Net decrease in cash and cash equivalents	(29,354)	(21,424)

Cash and cash equivalents, beginning of year	137,085	116,846
Cash and cash equivalents, end of period	$107,731	$95,422

Supplemental Disclosures Of Cash Flow Information:
Cash paid for-
Interest	$44,451	$45,973
Income taxes	$9,256	$34,823
Loans transferred to ORE	$368	$908

See accompanying notes to consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Information

ORGANIZATION/FORM OF OWNERSHIP

SI Bank & Trust (the “Bank”), (f/k/a Staten Island Savings Bank)  was originally founded as a New York State chartered savings bank in 1864. In August 1997, the Bank converted to a federally chartered mutual savings bank and is now regulated by the OTS. On April 16, 1997, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of  Staten Island Bancorp, Inc. (the “Company”) a holding company for the Bank (the “Conversion”).  The Company completed its initial public offering and Conversion on December 22, 1997 and issued 45,130,312 shares of common stock, $.01 par value per share.

The Company, on November 19, 2001, paid a stock dividend of one share for each share of stock held (two-for-one stock split) to shareholders of record on November 5, 2001.  At March 31, 2003 the number of shares issued was 90,260,624 and the number of shares outstanding was 59,752,432.  All share amounts and earnings per share amounts have been adjusted for the stock split.

The Bank has the following wholly owned subsidiaries:

SIB Mortgage Corp. (“the Mortgage Company”) was incorporated in the State of New Jersey in 1998. The Mortgage Company currently originates loans in 42 states and, as of March 31, 2003, had assets totaling $1.8 billion of which $1.6 billion were loans held for sale.

Staten Island Funding Corporation  (“SIFC”) is a wholly owned subsidiary of SIB Investment Corporation (“SIBIC”), incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust (“REIT”). The assets of SIFC totaled $705.9 million at March 31, 2003.

SIBIC was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC.  The consolidated assets of SIBIC at March 31, 2003 were $960.9 million.

SIB Financial Services Corporation (“SIBFSC”) was incorporated in the State of New York in January 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI USA Mutual Life Insurance Co. In the second quarter of 2002, this subsidiary began offering certain non-deposit investment products such as mutual funds and annuities along with additional insurance products using a third party vendor.  The assets of SIBFSC were $1.2 million as of March 31, 2003.

BUSINESS

Staten Island Bancorp, Inc. is the holding company for SI Bank & Trust. The Bank is a full service community oriented bank, and operates seventeen full service branches on Staten Island,  three full service branches in Brooklyn, and  fifteen full  service  branches in Ocean  County,  Monmouth County, Union County,  and  Middlesex  County, New Jersey.  The Bank also maintains a lending center and a Trust Department on Staten Island along with a commercial lending office in Bay Ridge, Brooklyn.

The Mortgage Company does retail business as Ivy Mortgage and wholesale business as SIB Mortgage Corp. and is headquartered in Branchburg, New Jersey. The Mortgage Company originates loans in 42 states and sells most of such loans to investors on a service fee released basis with standard mortgage company representations and warranties, thereby generating fee income for the Bank. The Bank, in its efforts to manage interest rate risk and maintain yields, retains for its own portfolio certain loans originated by the Mortgage Company.

The Bank’s deposits are insured by the Bank Insurance Fund (“BIF”) to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Office of Thrift Supervision (“OTS”) which is the Bank’s chartering authority and primary regulator.  The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”), the administrator of the BIF. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System (“FRB”) and is a member of the Federal Home Loan Bank (“FHLB”) of New York, which is one of the 12 regional banks comprising the FHLB system.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and the Bank, a wholly owned subsidiary of the Company, and the Bank’s subsidiaries. The Bank’s wholly owned subsidiaries are the Mortgage Company, SIBIC, SIFC and SIBFSC.  All significant intercompany transactions and balances are eliminated in consolidation.

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

CRITICAL ACCOUNTING POLICIES

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change during the next year relate to the determination of the allowance for loan losses, the valuation of derivative financial instruments and the valuation of securities available for sale. The three accounting policies that we have identified as critical accounting policies are:  allowance for loan and lease losses, derivative financial instruments and investment securities. These policies are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company and subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry.  These policies are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

EARNINGS PER SHARE RECONCILIATION.

Earnings per share are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, adjusted for the aggregate 4.9 million unallocated  portion of shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) and Recognition and Retention Plan (“RRP”) in accordance with the Statement of Position 93-6.  Earnings per share has been computed based on the following for the three months ended March 31, 2003 and 2002.

EARNINGS PER SHARE CALCULATION

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002 (restated)
	(000’s omitted, except per share amounts)

Net Income	$25,433	$10,024
Divided by:
Weighted average common shares outstanding	55,172	56,739
Weighted average potential common shares	1,877	2,446
Total weighted average common shares and potential common shares outstanding	57,049	59,185

Earnings per share:
Basic	$0.46	$0.18
Fully diluted	$0.45	$0.16

The computation of diluted earnings per share includes weighted average common shares outstanding and potential common shares. Potential common shares that are antidilutive are not included in the computation of diluted earnings per share.

ACCOUNTING FOR GOODWILL

The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, (“SFAS 142”) effective January 1, 2002.  In accordance with SFAS No. 142, the Company is no longer required to amortize goodwill resulting from acquisitions.  At the effective date, the Company had goodwill of $55.3 million, which included core deposit intangibles of $2.4 million.  An annual impairment test of the goodwill will be conducted to determine if there is a need to writedown the goodwill.

The carrying amount of goodwill and other intangible assets (in 000’s) at March 31, 2003 and December 31, 2002 is as follows:

	As of March 31, 2003 (unaudited)			As of December 31, 2002
	Original Amount	Accumulated Amortization	Net Carrying Value	Original Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$64,591	$11,564	$53,027	$64,591	$11,540	$53,051
Core deposit intangibles	2,895	1,104	1,791	2,895	983	1,912
Total	$67,486	$12,668	$54,818	$67,486	$12,523	$54,963

Estimated future amortization expense (in 000’s) related to the core deposit intangibles is as follows:

For the year ending:

2003 (9 MOS)	$362
2004	483
2005	483
2006	463

DERIVATIVE FINANCIAL INSTRUMENTS

The Company currently utilizes certain derivative instruments, primarily forward delivery sale commitments, in its efforts to manage interest-rate risk associated with its interest-rate locked mortgage loan commitments and mortgage loans held for sale. On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”  (“SFAS 133”) which defines forward sale commitments as derivative financial instruments.

At March 31, 2003, the Company had mandatory forward delivery commitments outstanding amounting to $2.9 billion. Such commitments were comprised of the following: $218.5 million in allocated single whole loan sales, $964.5  million of allocated bulk whole loan sales and $1.8 billion of unallocated forward securities sales. The unallocated forward securities sales had market depreciation of $7.1 million at March 31, 2003.

Prior to June 30, 2002, the Company accounted for interest-rate locked commitments as off-balance sheet financial instruments. On March 13, 2002, the FASB Derivatives Implementation Group cleared Implementation Issue C13 (“Issue C13”), which offers guidance on the circumstances in which a loan commitment must be included in the scope of SFAS 133 and thus be accounted for as a derivative instrument. Upon the clearance of Issue C13, the Company identified certain commitments that should be accounted for as derivative instruments. At the date the associated loan is closed, the fair value of the loan commitments on that date becomes part of the loan basis.

The effective date of implementation guidance in Issue C13 for the Company was July 1, 2002, when the effects of initially complying with the guidance was reported as a change in accounting principle. During the first quarter of 2003, the Company recognized current pre-tax income of $4.4 million due to the change in fair value of locked loan commitments, net of the change in fair value of forward delivery sale commitments.

The net asset value arising from the fair market value of loan commitments at March 31, 2003 was $37.8 million of which $24.9 million was reported in other assets and $12.9 million reported as a basis adjustment to loans held for sale. The mark to market of the forward delivery sale commitments was recorded as a liability of $7.1 million at March 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial statements.

GUARANTEES AND INDEMNIFICATIONS

On January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect guarantees of Indebtedness of Other” (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. The Bank guarantees the line of credit of the Mortgage Company by agreeing to among other things, to repurchase loans that remain on the line for more that 60 days.  The impact of adopting FIN 45 was not material.

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

Community Banking.  The Company’s Community Banking segment provides traditional banking services to commercial and retail customers generally located in areas in relatively close proximity to the Bank’s branch office locations in Staten Island and Brooklyn, New York and New Jersey.  The services include deposit accounts and related services, residential and commercial real estate lending, consumer lending, commercial lending, loan servicing, trust services, non-deposit investment products and life insurance products. Products and services offered by this business segment are delivered through a multichannel distribution network, including online banking.

Mortgage Banking.  The Company’s Mortgage Banking segment activities, which are conducted through the Mortgage Company, primarily include the origination of residential real estate loans either for sale into the secondary market or, to a lesser extent, for retention in the Bank’s portfolio. The loans are originated throughout the Mortgage Company’s  network in 42 states. Loans are sold by the Mortgage Company to investors, including certain government-sponsored agencies. In addition, the Bank acquires certain loans from the Mortgage Company for the Bank’s portfolio.

The Mortgage Banking segment’s net income for the quarter ended March 31, 2003 was $9.0 million compared to $8.6 million for the quarter ended March 31, 2002. The Mortgage Company’s loan originations were $3.4 billion and its loan sales amounted to $3.7 billion for the quarter ended March 31, 2003, as compared to $1.3 billion in loan originations and $1.5 billion in loans sales for the quarter ended March 31, 2002.

	Quarter Ended March 31, 2003
	(000’s omitted) (unaudited)
Type	Volume	Net Realized Gross Gain	Net Realized Gross Margin
Agency Eligible	$2,360,063	$50,312	2.13%
Government	347,568	11,835	3.41
Jumbo	151,911	2,151	1.42
Alt-A	731,065	17,340	2.37
Sub Prime	137,505	4,202	3.06
Total	$3,728,112	$85,840	2.30

	Quarter Ended March 31, 2002
	(000’s omitted) (unaudited)
Type	Volume	Net Realized Gross Gain	Net Realized Gross Margin
Agency Eligible	$703,515	$16,045	2.28%
Government	349,746	8,605	2.46
Jumbo	130,835	2,045	1.56
Alt-A	293,057	12,262	4.18
Sub Prime	10,567	487	4.61
Total	$1,487,720	$39,444	2.65

The Mortgage Company sells whole mortgage loans and pools of mortgage loans, servicing released on a limited basis.   Mortgage origination fees, net of direct loan costs, are deferred and included in mortgage loans held for sale until the loans are sold.  Gain on sale of mortgage loans is the differential between the sale proceeds, including premium, if any, and the carrying amount of the mortgage loans.

Certain of the Mortgage Company’s expenses are based on the volume of loan applications and originations. A substantial amount of the expense associated with loan originations is commission expense paid to brokers and retail loan officers to originate a loan. The Mortgage Company, in an effort to partially protect itself in the event of declines in volumes resulting from interest rate movements, has developed contingency plans designed to reduce expenses in the event of reductions in loan origination volumes.

With the exception of loans originated for the Bank’s portfolio, all loans originated by the Mortgage Company are originated for sale into the secondary market and the Mortgage Company assumes limited repurchase risk. In connection with the sale of loans to mortgage loan investors, the Mortgage Company and investor make standard secondary market representations and warranties. These representations and warranties relate to, among other things, the Mortgage Company’s compliance with laws, regulations, investor standards and the accuracy of information supplied by borrowers and verified by the Mortgage Company.

The Mortgage Company also represents and warrants that the borrowers will make payments as agreed for a specified period of time after transfer of ownership of the loans to the investors. The time period ranges up to 90 days after the loan transfer. In the event of payment default within the warranty period, the investor may require the Mortgage Company to repurchase the loan or the Mortgage Company and investor may mutually agree to extend the warranty period. In certain cases where repurchase is required, an alternative settlement may be reached whereby the investor reprices the loan to market based on its then impaired status, and accepts a cash payment of the difference between the price originally paid by the investor and the repriced market value as full satisfaction of the Mortgage Company’s warranty for that loan.

During 2002, the Mortgage Company established a Representation and Warranty Reserve (“R&WR”). The R&WR is intended to provide for the potential liabilities associated with residential loans sold, or awaiting sale, in the normal course of business. The R&WR differs from the traditional allowance for loan losses which provides for losses associated with loans held for investment. The R&WR provides for losses on loans sold or held for sale. The R&WR is included on the Company’s balance sheet within Other Liabilities and, in contrast to the allowance for loan losses, does not affect the loan basis. The Mortgage Company made a provision to the R&WR of $3.5 million in the first quarter of 2003, which reduced the reported amount of gain on loan sales. The balance in the R&WR at March 31, 2003 was $3.6 million compared to $3.5 million at December 31, 2002.

The segment operating revenue and operating earnings in the table below incorporate certain intersegment transactions that the Company views as appropriate for purposes of reflecting the contribution of certain segments, which are eliminated in the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles.

	Quarter Ended March 31, 2003
	(unaudited)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items (1)	Total
	(000’s omitted)
Interest income	$30,196	$82,387	$(15,311)	$97,272
Interest expense	17,885	40,891	(15,311)	43,465
Net Interest income	12,311	41,496	—	53,807
Provision for loan losses	—	850	—	850
Other income (loss):
Service and fee income	—	6,605	(2,705)	3,900
Net gains on loan sales	88,300	27	(489)	87,838
Unrealized gain on derivative transactions	2,532	1,825	—	4,357
Loan fees	11,433	27	—	11,460
Other income	—	1,899	—	1,899
Securities transactions	—	315	—	315
Total other income	102,265	10,698	(3,194)	109,769
Other expenses	99,261	22,730	(2,705)	119,286
Income before provision for income taxes	15,315	28,614	(489)	43,440
Provision for income taxes	6,278	11,900	(181)	17,997
Net income	$9,037	$16,714	$(308)	$25,443

Total assets at March 31, 2003	$1,806,668	$6,599,443	$(1,504,496)	$6,901,615

	Quarter Ended March 31, 2002
	(unaudited and restated)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items (1)	Total
	(000’s omitted)
Interest income	$22,315	$86,363	$(14,461)	$94,217
Interest expense	15,102	45,685	(14,461)	46,326
Net Interest income	7,213	40,678	—	47,891
Provision for loan losses	700	800	—	1,500
Other income (loss):
Service and fee income	—	3,222	—	3,222
Net gains on loan sales	41,880	126	(4,876)	37,130
Unrealized loss on derivative transactions	(860)	—	—	(860)
Loan fees	6,015	765	—	6,780
Other income	—	1,830	—	1,830
Securities transactions	—	167	—	167
Total other income	47,035	6,110	(4,876)	48,269
Other expenses	38,909	38,871	—	77,780
Income before provision for income taxes	14,639	7,117	(4,876)	16,880
Provision for income taxes	6,075	2,585	(1,804)	6,856
Net income	$8,564	$4,532	$(3,072)	$10,024

Total assets at March 31, 2002	$1,251,868	$6,042,727	$(1,104,046)	$6,190,549

(1)          The intersegment eliminations consist of interest income on the Community Banking Segment results and interest expense on the Mortgage Banking results due to the Community Banking Segment providing the warehouse line of credit to the Mortgage Company. In 2003 the elimination includes service and fee income on the Community Banking segment and other expense on the Mortgage Banking segment due to the Bank guaranteeing the line of credit the Mortgage Company has with a third party bank.  The intersegment elimination also includes $4.9 million in premiums paid by the Community Banking Segment to the Mortgage Banking Segment for the purchase of loans during the quarter.

Stock-Based Compensation.  For the years 1998 through September 2002, the Company accounted for its amended and restated 1998 Stock Option Plan (the “Stock Option Plan) as a variable award plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25 and recorded compensation expense on all granted options equal to the difference between the option exercise price and the fair market value of the Company’s common stock at the exercise date or at the financial reporting date, whichever is earlier.  Under this method, to the extent that the market value of the underlying stock exceeds the stock option exercise price, increases or decreases in the value of stock options are reflected as additional charges or credits to compensation expense.  Effective September 24, 2002, management rescinded the method of cashless exercise under the Stock Option Plan that had required the recognition of compensation expense, and reestablished the Stock Option Plan as a fixed award plan under APB No. 25.  Therefore, no additional compensation expense has been recognized under the Stock Option Plan since September 24, 2002.

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value rather than the intrinsic value-based method.  The following table compares reported net income and earnings per share on a pro forma basis, assuming that the Company accounted for stock based compensation under SFAS No. 123.  The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

	For the three months ended (unaudited)
	March 31, 2003	March 31, 2002 (restated)
	(000’s omitted, except per share data)

Net income as reported	$25,443	$10,024
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	—	10,725
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	963	10,725
Pro forma net income	$24,480	$10,024

Earnings per share
Basic as reported	$0.46	$0.18
Basic proforma	0.44	0.18

Diluted as reported	0.45	0.16
Diluted proforma	0.43	0.16

SECURITIES - AVAILABLE  FOR SALE

The following table sets forth certain information regarding amortized cost and estimated fair values of the Company’s available for sale securities at March 31, 2003 and December 31, 2002.

	March 31, 2003		December 31, 2002
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(000’s omitted)		(000’s omitted)
Bonds - Available For Sale
Govt. Sponsored Agencies	$253,957	$255,867	$20,914	$22,338
Industrial and Finance	104,968	102,059	118,160	113,092
Foreign	250	250	250	250
Total Debt Securities	359,175	358,176	139,324	135,680

G.N.M.A. - M.B.S.	5,889	6,282	6,961	7,415
F.H.L.M.C. - M.B.S.	185,785	193,784	212,505	221,664
F.N.M.A. - M.B.S.	340,733	352,686	337,213	350,738
Agency C.M.O.’s	59,813	60,422	84,911	85,945
Privately Issued C.M.O.’s	23,322	23,535	78,096	78,610
Total Mortgage-Backed and Mortgage Related Securities	615,542	636,709	719,686	744,372
Total Bonds - Available For Sale	974,717	994,885	859,010	880,052

Equity Securities
Preferred Stock	6,598	6,607	6,598	6,584
Common Stock	100	101	100	101
IIMF Capital Appreciation Fund	24,807	23,115	25,609	24,695
Total Equity Securities	31,505	29,823	32,307	31,380
Total Securities Available for Sale	$1,006,222	$1,024,708	$891,317	$911,432

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Company’s held for investment loans at the dates indicated.

	March 31, 2003 (unaudited)	December 31, 2002
	(000’s omitted)

Mortgage loans: (1)
Single-family residential	$2,541,066	$2,671,041
Multi-family residential	58,334	56,545
Commercial real estate	444,459	418,708
Construction and land	160,978	153,144
Home equity	19,981	19,032
Total mortgage loans	3,224,818	3,318,470

Other loans:
Student loans	328	228
Passbook loans	8,778	8,692
Commercial business loans	57,574	62,777
Other consumer loans	34,631	37,362
Total other loans	101,311	109,059
Total loans receivable	3,326,129	3,427,529
Plus (less):
Premium on loans purchased	3,775	3,941
Allowance for loan losses	(22,856)	(22,773)
Deferred loan costs	13,997	13,795
Loans receivable, net	$3,321,045	$3,422,492

(1)             Mortgage loans held for sale at March 31, 2003 and December 31, 2002, of $1.6 billion and $1.8 billion, respectively, are not included in this table.

DELINQUENT LOANS

The following table sets forth information concerning delinquent loans at the dates indicated.  The amounts presented represent the total outstanding principal balances of the related held in portfolio and held for sale loans, rather than the actual payment amounts which are past due.

	March 31, 2003 (unaudited)	December 31, 2002
	(000’s omitted)
90 Days or More
Mortgage loans:
Single-family residential	$3,801	$4,451
Multi-family residential	—	—
Commercial real estate	—	—
Construction and land	257	940
Home equity	—	—
Total mortgage loans	4,058	5,391
Other loans:
Commercial business loans	144	41
Other loans	353	252
Total other loans	497	293
Total	$4,555	$5,684

	March 31, 2003 (unaudited)	December 31, 2002
	(000’s omitted)
60-89 Days
Mortgage loans:
Single-family residential	$3,327	$6,699
Multi-family residential	—	—
Commercial real estate	307	493
Construction and land	296	465
Home equity	—	8
Total mortgage loans	3,930	7,665
Other loans:
Commercial business loans	447	124
Other loans	489	418
Total other loans	936	542
Total	$4,866	$8,207

	March 31, 2003 (unaudited)	December 31, 2002
	(000’s omitted)
30-59 Days
Mortgage loans:
Single-family residential	$10,364	$16,496
Multi-family residential	252	—
Commercial real estate	6,052	3,646
Construction and land	2,223	2,787
Home equity	300	51
Total mortgage loans	19,191	22,980
Other loans:
Commercial business loans	1,095	3,014
Other loans	1,526	1,523
Total other loans	2,621	4,537
Total	$21,812	$27,517

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING AND NON-ACCRUING ASSETS

The following table sets forth information with respect to non-accruing loans, other real estate owned and repossessed assets and loans past due 90 days or more and still accruing.

	March 31, 2003 (unaudited)	December 31, 2002
	(000’s omitted)

Non-Accruing Loan Assets
Mortgage loans:
Single-family residential	$15,804	$11,942
Multi-family residential	—	—
Commercial real estate	749	2,687
Construction and land	323	1,094
Home equity	—	—
Other loans:
Commercial business loans	948	797
Other consumer loans	866	837

Total non-accrual loans	18,690	17,357
Other real estate owned and repossessed assets, net	8,361	9,681
Total non-accruing loan assets	27,051	27,038

Loans past due 90 days or more and still accruing	4,555	5,684
Non-accruing loan assets and loans past due 90 days or more and still accruing	$31,606	$32,722

Total non-accruing loan assets to total HFI* & HFS** loans	0.55%	0.53%
Total non-accruing loan assets to total assets	0.39%	0.39%
Total non-accruing loans to total HFI* & HFS** loans	0.38%	0.34%
Total non-accruing loans to total assets	0.27%	0.25%

*  Held for Investment

** Held for Sale

ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	Three Months Ended March 31,		Year Ended December 31,
	2003 (unaudited)	2002 (unaudited)	2002
	(000's omitted)

Allowance at beginning of period	$22,773	$20,041	$20,041
Provisions	850	1,500	8,854
Charge-offs:
Mortgage loans:
Construction, land and land development	—	—	—
Single-family residential	244	28	4,898
Multi-family residential	—	—	—
Commercial real estate	13	—	—
Other loans	678	600	2,174
Total charge-offs	935	628	7,072
Recoveries:
Mortgage loans:
Construction, land and land development	—	15	15
Single-family residential	1	—	10
Multi-family residential	—	—	—
Commercial real estate	—	—	—
Other loans	167	240	925
Total recoveries	168	255	950
Allowance at end of period	$22,856	$21,168	$22,773

Allowance for possible loan losses to total non-accruing loans at end of period	122.29%	77.69%	131.20%

Allowance for possible loan losses to total loans at end of period	0.46%	0.53%	0.44%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in portions of this document the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to forward-looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

CHANGES IN FINANCIAL CONDITION

The Company’s assets at March 31, 2003 and December 31, 2002 amounted to $6.9 billion. Accelerated prepayments and loan sales were the primary reasons that the level of assets remained flat in the first quarter of 2003. Loans decreased  $101.4 million and loans held for sale decreased $99.0 million despite $3.7 billion in loan originations in the first quarter of 2003. The Mortgage Company had originations of $3.4 billion and loan sales of $3.7 billion for the three months ended March 31, 2003.  The increase in loan sales was due to the level of originations and the increased efficiencies in packaging and shipping loans resulting in accelerated funding of loan sales. In the same time period, the Bank had loan originations of $316.9 million of which $74.7 million were for commercial real estate secured loans and construction loans. The current interest rate environment continues to be favorable for the Company’s mortgage banking segment and it is anticipated that loan sales will reach $4.0 billion in the second quarter of 2003. It is also anticipated that, in the second quarter of 2003, the Bank will retain more in loans originated by the Mortgage Company than the first quarter amount of $34.9 million. The offset to the decreases in loans was a $113.3 million increase in securities available for sale in the first quarter of 2003, reflecting the Bank’s policy of investing excess cash flows in securities deemed to be of high credit quality.  The activity in the securities available for sale portfolio included purchases of $287.8 million, sales of $11.9 million and amortization and prepayments of $158.4 million. The purchases consisted of $236.2 million of agency bonds yielding 2.72% to call with a step up to a yield in excess of 6.0%, if they are not called in the first year, and $51.4 million of 15 year fixed rate mortgage backed securities with a projected average life of 4 years and a projected average yield of 4.29% to maturity.

Deposits at March 31, 2003 totaled $3.6 billion compared to $3.5 billion at December 31, 2002. The increase of $98.6 million was primarily due to a $51.9 million increase in money market accounts, $43.2 million increase in savings accounts and $10.8 million increase in non-interest bearing DDA accounts. These increases were partially offset by a $15.5 million decrease in certificates of deposit. The increase in core deposits, which consist of savings, NOW, DDA and money market accounts, was $114.1 million resulting in core deposits representing 69.4% of total deposits at March 31, 2003. The increase in core deposits continues to be driven by expansion of the Bank’s branch office network, quality customer service and maintaining our leading market share in Staten Island. The decrease in certificates of deposit is due to depositors not renewing certificates of deposit at the current low interest rate levels and a $5.0 million decrease in brokered CDs.

The Company’s borrowings at March 31, 2003 were $2.5 billion or 36.3% of assets compared to $2.8 billion or 39.8% of assets at December 31, 2002. Management anticipates that it will continue to use borrowings as a source of funds to among other things, originate new loans.  At March 31, 2003, the Company’s borrowings consisted of advances from the Federal Home Loan Bank (“FHLB”) of $1.7 billion, which are secured by one-to-four family residential loans, repurchase agreements with the FHLB and nationally recognized brokerage firms of $469.3 million and the Mortgage Company’s secured line of credit with an international bank of $288.6 million.  The Mortgage Company’s line of credit is guaranteed by the Bank.

Stockholders’ equity amounted to $625.0 million at March 31, 2003 compared to $614.3 million at December 31, 2002. This represented 9.06% and 8.86% of total assets at March 31, 2003 and December 31, 2002, respectively. The increase of $10.7 million in stockholders’ equity in the first quarter of 2003 was due to net income of $25.4 million, an allocation of ESOP and RRP shares resulting in an increase of $2.1 million and the exercise of 138,135 stock options resulting in an increase of $1.6 million. These increases were partially offset by the repurchase of 655,100 shares of the Company’s common stock at an aggregate cost of $10.4 million or $15.88 per share, aggregate cash dividend payments of

$7.3 million and an $800,000 decrease in the unrealized appreciation on securities available for sale net of taxes. The tangible book value per share of the Company’s common stock at March 31, 2003 was $9.50 compared to $9.23 at December 31, 2002.

RESULTS OF OPERATIONS

The Company reported net income of $25.4 million or $0.45 per fully diluted share for the first quarter of 2003 compared to net income of $10.0 million or $0.16 per fully diluted share for the comparable time period last year.  The $15.4 million increase in net income was due to a $61.5 million increase in other income and a $5.9 million increase in net interest income which were partially offset by a $41.5 million increase in total other expenses and an $11.1 million increase for the provision for income taxes.

The Company’s return on average equity and average assets for the first quarter of 2003 was 16.53% and 1.46%, respectively, compared to 7.18% and 0.66%, respectively, for the first three months of 2002. The community-banking segment had earnings of $16.7 million and the mortgage-banking segment had earnings of $9.0 million for the first quarter of 2003.

INTEREST INCOME

The Company’s interest income for the first three months of 2003 was $97.3 million compared to $94.2 million for the first three months of 2002. The increase of  $3.1 million was due to a $14.0 million increase in interest income from loans, which was partially offset by an $11.0 million decrease in interest income from securities. The increase in interest income from loans was due to a $1.3 billion increase in the average balance of loans, which was partially offset by a 69 basis point decrease in the average yield on loans. The increase in the average balance of loans was due to the record level of loan originations over the past twelve months primarily due to the low interest rate environment as well as the expansion of the Mortgage Company. The decrease in the average yield on loans was due to the low interest rate environment resulting in accelerated repayments of higher yielding loans being replaced by originations of lower yielding loans and adjustable rate loans repricing to lower interest rates. The decrease in interest income from securities was due to a decrease of  $572.3 million in the average balance of securities and a 94 basis point decline in the average yield on securities. The decrease in the average balance of securities was again due to the continuing low interest rate environment which has increased the prepayment rates of mortgage backed securities and managements’ determination to utilize the cash flows from such repayments, in large part to fund new loan originations. The decrease in the average yield on securities was due to the lower interest rates resulting in increased amortization on higher yielding amortizing mortgage-backed securities.

INTEREST EXPENSE

The Company’s total interest expense for the first quarter of 2003 was $43.5 million compared to $46.3 million for the first quarter of 2002. The decrease of $2.8 million was due to a  $1.3 million decrease in interest expense on savings accounts and a $2.5 million decrease in interest expense on certificates of deposit. These decreases were partially offset by increases in the interest expense on borrowed funds and money market and NOW accounts primarily due to increases in the average balances.  The decrease in interest expense on savings and escrow accounts was due to an 82 basis point decline in the average cost from 1.98% for the first quarter of 2002 to 1.17% for the first quarter of 2003. The decrease in interest expense on certificates of deposit was due to a 96 basis point decline in the average cost resulting from the rollover of maturing certificates of deposit to lower interest rates.

NET INTEREST INCOME

Net interest income for the first quarter of 2003 was $53.8 million compared to $47.9 million for the first quarter of 2002. The increase of $5.9 million was due to favorable increases in volume resulting in an $8.0 million increase in net interest income partially offset by the changes in rate resulting in a $2.1 million decrease in net interest income. The Company’s average interest earning assets increased by $794.3 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to increases in loans and loans held for sale and average interest bearing liabilities increased by  $769.7 million primarily due to increases on average in money market and NOW accounts and borrowed funds. The yield on interest earning assets for the first quarter of 2003 was 6.09% compared to 6.73% for the first quarter of 2002 and the average cost of interest bearing liabilities for the same time periods were 3.06% and 3.76% respectively. The decline in the yield on interest earning assets and the cost of interest bearing liabilities was due to the lower market interest rates and the impact of asset and liability repricing during the past twelve months.

The Company’s net interest rate spread and margin for the three month period ended March 31, 2003 was 3.03% and 3.37%, respectively, compared to 2.96% and 3.42%, respectively, for the three months ended March 31, 2002. The change in the Company’s net interest rate spread and margin continues to be driven by the level of interest rates and the mix of new assets and liabilities being added to the balance sheet.  In its efforts to maintain at least the current level of interest rate spread and margin, the Company’s management expects to continue to retain a portion of the higher yielding loans originated by the Mortgage Company and to increase the amount of commercial loan originations especially in market areas surrounding newly established branch offices of the Bank.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resulting average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.  Information is based on average daily balances during the indicated periods.

	Three Months Ended March 31,
	(unaudited)
	2003			2002 (Restated)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(000’s omitted)
Interest-earning assets:
Loans receivable(1):
Real estate loans	$5,156,099	$81,865	6.44%	$3,857,163	$67,652	7.11%
Other loans	106,449	1,989	7.58%	106,137	2,231	8.52%
Total loans	5,262,548	83,854	6.46%	3,963,300	69,883	7.15%
Securities(2)	1,011,951	12,865	5.16%	1,584,271	23,825	6.10%
Other interest-earning assets(3)	198,826	553	1.13%	131,419	509	1.57%
Total interest-earning assets	6,473,325	97,272	6.09%	5,678,990	94,217	6.73%
Noninterest-earning assets	602,837			439,586
Total assets	$7,076,162			$6,118,576

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$806,018	4,003	2.01%	$520,441	3,357	2.62%
Savings and escrow accounts	1,088,050	3,131	1.17%	915,964	4,483	1.98%
Certificates of deposit	1,088,885	7,858	2.93%	1,079,803	10,346	3.89%
Total deposits	2,982,953	14,992	2.04%	2,516,208	18,186	2.93%
Total Other Borrowings	2,778,918	28,473	4.16%	2,475,947	28,140	4.61%
Total interest-bearing liabilities	5,761,871	43,465	3.06%	4,992,155	46,326	3.76%
Noninterest-bearing liabilities(4)	690,133			560,400
Total liabilities	6,452,004			5,552,555
Stockholders’ equity	624,158			566,021
Total liabilities and stockholders’ equity	$7,076,162			$6,118,576
Net interest-earning assets	$711,454			$686,835
Net interest income/interest rate spread		$53,807	3.03%		$47,891	2.96%

Net interest margin			3.37%			3.42%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.35%			113.76%

(1) The average balance of loans receivable includes non-accruing loans, interest on which is recognized on a cash basis.

(2) Securities include the Bank’s investment in FHLB of New York stock.

(3) Includes money market accounts, federal funds sold and interest-earning bank deposits.

(4) Consists primarily of demand deposit accounts.

RATE/VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on net interest income of the Company.  Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  The change in interest due to both volume and rate has been allocated proportionately between volume and rate based on the absolute dollar amounts of the change in each.

	Three Months ended March 31, 2003 compared to 2002 (unaudited)
	Increase (decrease) due to
	Rate	Volume	Total
	(000’s omitted)
Interest-earning assets:
Loans Receivable:
Real estate loans	$(6,884)	$21,097	$14,213
Other loans	(249)	7	(242)
Total loans	(7,133)	21,104	13,971
Securities	(3,285)	(7,675)	(10,960)
Other interest-earning assets	(169)	213	44
Total interest-earning assets	(10,587)	13,642	3,055

Interest-bearing liabilities:
Deposits:
NOW and Money Market accounts	(897)	1,543	646
Savings and Escrow accounts	(2,086)	734	(1,352)
Certificates of Deposit	(2,574)	86	(2,488)
Total	(5,557)	2,363	(3,194)
Borrowings	(2,922)	3,255	333
Total interest-bearing liabilities	(8,479)	5,618	(2,861)
Net change in net interest income	$(2,108)	$8,024	$5,916

PROVISION FOR LOAN LOSSES

The provision for loan losses for the first quarter of 2003 was $850,000 compared to $1.5 million in the first quarter of 2002. The allowance for loan losses at March 31, 2003 was $22.9 million or 122.3% of non-accruing loans compared to $22.8 million or 131.2% of non-accruing loans at December 31, 2002. The activity in the allowance for loan losses in the first quarter of 2003 was a provision of $850,000, charge-offs of  $935,000 and recoveries of $168,000.

In determining the appropriate level of the allowance for loan losses, the Company on a quarterly basis will review the mix and volume of the loan portfolio and its inherent risks, the level and type of non-accruing loans and delinquencies, historical loss experience, local and national economic conditions including the direction of real estate values and current trends in regulatory supervision. While no assurance can be given that future chargeoffs or additional provisions over the current level will be necessary, management believes, based on its ongoing review and the current level of non-accruing loans and delinquencies, that the current level of the allowance for loan losses is adequate.

Total non-accruing loans and other real estate owned (“OREO”) at March 31, 2003 was $27.1 million compared to $27.0 million at December 31, 2002. Non-accruing loans totaled  $18.7 million of which $15.8 million were secured by one-to- four family residences. OREO at March 31, 2003 totaled $8.4 million including one property with a carrying value of  $4.2 million, which is expected to be sold in the second quarter of 2003 at no additional loss pursuant to an executed contract for sale.

TOTAL OTHER INCOME

Total other income was  $109.8 million for the first quarter of 2003 compared to  $48.3 million for the first quarter of 2002. The increase of $61.5 million was due to a $50.7 million increase in net gains on loan sales, a  $5.2 million increase resulting from the increase in net gains on derivative transactions and a $4.7 million increase in loan fees. The increase in net gains on loan sales was primarily due to loan sales of  $3.7 billion in the first quarter of 2003 compared to loan sales of $1.5 billion in the first quarter of 2002.   The Company’s gross margins on loans sold for the first quarter of 2003 was 2.30% compared to 2.65% for the first quarter of 2002. The primary reason for the decline in the margin was the increase in the percentage of agency qualified loans sold, which generally have lower sales margins compared to the other loan products sold by the Mortgage Company. The increase in net gains on derivative transactions of $3.4 million at the Mortgage Company and $1.8 million at the Bank, when comparing the first quarter of 2002 to the first quarter of 2001 was due to the increase in the fair value of certain locked loan commitments, net of the change in fair value of the forward sale commitments. Unrealized gain/loss on derivative transactions represents a mark-to-market adjustment as of the last day of a reporting period on certain locked loan commitments under the guidance of Issue C13, which became effective July 1, 2002. The mark to market of certain locked loan commitments is adjusted for the mark to market of forward sale commitments which results in the unrealized gain/loss on derivative transactions. The increase in loan fees was due to the increase in the level of loan originations, which were $3.7 billion in the first quarter of 2003 compared to $1.5 billion the first quarter of 2002. The level of loan originations is currently being driven by the current market interest rates which results in approximately 70% of the Mortgage Company’s originations being refinance transactions. The Mortgage Company continues to look for expansion opportunities and new products to maintain profitable volumes in the event of increases in market interest rates.

TOTAL OTHER EXPENSES

Total other expenses for the first quarter of 2003 were $119.3 million compared to  $77.8 million for the first quarter of 2002. The Mortgage Banking segment and Community Banking segment expenses were $ 99.3 million and $ 22.7 million, respectively, in the first quarter of 2003 compared to $38.9 million and $38.9 million, respectively, in the first quarter of 2002.

The increase of  $60.4 million in the expenses of the Mortgage Banking segment was due to a $41.4 million increase in commissions, a $6.0 million increase in personnel expense and $10.6 million increase in other expenses. The increases in these expense categories was due to the record level of loan originations at the Mortgage Company and the increase in other expenses was also due to write downs of OREO properties amounting to  $1.3 million.

The $18.8 million decrease in total other expenses of the Community Banking segment was due to a $19.4 million decrease in personnel expense partially offset by a $1.7 million increase in professional fees. The decrease in personnel expense was due to the variable plan accounting for the stock option plan in the first quarter of 2002 resulting in an expense of $19.9 million compared to accounting for the stock option plan as a fixed plan resulting in no expense related to the plan in the first quarter of 2003. The increase in professional fees was due to increased audit and consulting fees related to the previously enclosed restatement of the Company’s earnings for prior periods.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 2003 was $18.0 million resulting in an effective tax rate of 41.4% compared to a provision of $6.9 million resulting in an effective tax rate of 40.6% for the first quarter of 2002. The primary reason for the increase in the tax provision was the $26.6 million increase in income before provision for income taxes.

LIQUIDITY AND COMMITMENTS

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, loan sales, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the repayment of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At March 31, 2003, the total approved loan commitments outstanding amounted to $2.0 billion and the forward commitments to sell loans to third party investors amounted to $3.0 billion. At the same date, the undisbursed portion of construction loans totaled $34.9 million and unused credit lines equaled $92.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2003 totaled $716.5 million.  Amortization from investments and loans is projected at $1.5 billion over the next 12 months. Based on historical experience, the Bank’s current pricing strategy and the Bank’s strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Company anticipates that it will continue to have sufficient funds to meet its current commitments. In the event the funds required exceed the funds generated by the Bank and Mortgage Company, additional sources of funds such as repurchase agreements, FHLB advances, overnight lines of credit and brokered certificates of deposit are available to the Company.

CAPITAL

At March 31, 2003, the Bank had regulatory capital which was well in excess of all regulatory requirements set by the OTS. The current requirements and the Bank’s actual levels are detailed below (000’s omitted) (unaudited):

	Required Capital		Actual Capital		Excess Capital
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital	$102,065	1.50%	$504,653	7.42%	$402,588	5.92%
Core capital	$272,245	4.00%	$506,444	7.44%	$234,199	3.44%
Risk-based capital	$310,152	8.00%	$526,841	13.59%	$216,689	5.59%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk continues to be market interest rate volatility due to the potential impact on net interest income, the market value of all interest-earning assets and interest-bearing liabilities at the Mortgage Company and the change in spreads on loan sales in the different rate environments. The Company monitors its interest rate risk on a quarterly basis, and due to the current interest rate environment, the Company’s net interest rate spreads and margins have declined on a linked quarter basis while the level of loan originations at both the Bank and Mortgage Company have increased significantly. The operation of the Company does not subject it to foreign exchange or commodity price risk and the Company does not own any trading assets. For a complete discussion of the Company’s asset and liability management market risk and interest rate sensitivity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2002 Annual Report to Stockholders.

Item 4.  Controls and Procedures

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of the disclosure controls and procedures within 90 days of the filing date of this quarterly report.  As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and as discussed in Note 23 to the Company’s Consolidated Financial Statements at and for the year ended December 31, 2002, the Company announced in October 2002 that it was restating its financial results for the year needed December 31, 2001 and the first three quarters of 2002.  Primarily due to issues arising in the context of such restatement, management determined that the Company’s disclosure controls and procedures and internal controls needed certain improvements, including as discussed below.  In addition, the Company’s management and the Audit Committee were advised by PricewaterhouseCoopers LLP of certain reportable conditions for the year ended December 31, 2002 under standards established by the American Institute of Certified Public Accountants (“AICPA”).  These reportable conditions, which are not material weaknesses, as defined by the AICPA, related to the Company’s controls and procedures for appropriately assessing and applying generally accepted accounting principles in areas such as its stock-based compensation plans, maintaining its income tax provisions and valuing its investment securities.  While management believes that it has satisfactorily addressed all of the reportable conditions identified by PricewaterhouseCoopers LLP, management of the Company has taken, and is continuing to take, certain actions designed to enhance the Company’s disclosure controls and procedures as well as its internal control structure.  In particular, the Company retained a third-party consultant in November 2002 to assist it in its review and preparation of financial reports and in the application of accounting principles.  The Company also is seeking to add qualified personnel in its accounting and financial reporting area.  The Company also has reviewed its policies and procedures regarding the preparation of tax estimates and with respect to its review and valuation of investment securities.  Management is continuing to review its policies and procedures and anticipates that additional improvements will be made as part of its efforts to continue to strengthen the disclosure controls and procedures and internal control structure of the Company.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by management in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by management in the reports that we file under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Part II.

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

                                Not applicable

Item 3                     Defaults Upon Senior Securities

                                Not applicable

Item 4                     Submission of Matters to a Vote of Security Holders

                                Not applicable

Item 5                     Other Information

                                Not applicable

Item 6                     Exhibits and Reports on Form 8-K

                                (a)           Exhibits

No.		Description
99.1		Section 1350 Certification of Chief Executive Officer
99.2		Section 1350 Certification of Chief Financial Officer

	(b)	Reports on Form 8-K

On January 24, 2003, the Company filed a current report on Form 8-K disclosing, under Item 9, that it had issued press releases with respect to its results of operations for the quarter and year ended December 31, 2002 and its quarterly dividend declaration.

On February 28, 2003, the Company filed a current report on Form 8-K disclosing, under Item 5, that it had issued a press release announcing its participation in an investor symposium.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATEN ISLAND BANCORP, INC.

Date: May 14, 2003	By:	/s/ Harry P. Doherty
Harry P. Doherty, Chairman of the Board and Chief Executive Officer

Date: May 14, 2003	By:	/s/ Edward Klingele
Edward Klingele, Sr. Vice President and Chief Financial Officer

CERTIFICATIONS

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Harry P. Doherty
Harry P. Doherty
Chief Executive Officer

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Edward Klingele
Edward Klingele
Chief Financial Officer