Form 10-Q/A
period 2002-03-31
STATEN ISLAND BANCORP INC
filed 2003-05-16
CIK 1042801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Items 1, 2 and 6 of the Quarterly Report on Form 10-Q of Staten Island Bancorp, Inc. (the “Company”) for the three months ended March 31, 2002, which was originally filed on May 15, 2002 (the “Original Filing”).  As discussed below in the Notes to Unaudited Consolidated Financial Condition, the Company’s consolidated financial statements at and for the three months ended March 31, 2002 included herein have been restated.  Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of the date of the Original Filing.  This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.  For additional information, see the Company’s Form 10-K/A for the year ended December 31, 2001 and Form 10-K for the year ended December 31, 2002 (SEC File No. 1-13503).

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31, 2002 (restated)	December 31, 2001
	(000’s omitted, except share data)
ASSETS:
Cash and due from banks	$95,422	$116,846
Federal funds sold	84,000	38,000
Securities available for sale	1,583,440	1,425,739
Federal Home Loan Bank of New York capital stock	97,900	102,900
Loans, net of allowance for loan losses of $21.2 million and $20.0 million at March 31, 2002 and December 31, 2001, respectively	2,992,957	2,806,619
Loans held for sale	998,618	1,185,593
Accrued interest receivable	29,190	28,601
Bank premises and equipment, net	40,095	38,939
Intangible assets, net	58,980	58,871
Other assets	209,947	202,945
Total assets	$6,190,549	$6,005,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits
Savings	$938,108	$868,028
Certificates of deposit	1,089,982	1,083,900
Money market	449,795	350,558
NOW accounts	119,285	115,349
Demand deposits	498,862	483,493
Total deposits	3,096,032	2,901,328
Borrowed funds	2,449,767	2,451,762
Advances from borrowers for taxes and insurance	19,354	17,495
Accrued interest and other liabilities	57,950	70,665
Total liabilities	5,623,103	5,441,250

STOCKHOLDERS’ EQUITY: (1)
Common stock, par value $.01 per share, 100,000,000 shares authorized, 90,260,624 issued and 61,874,940 outstanding at March 31, 2002 and 90,260,624 issued and 62,487,286 outstanding at December 31, 2001	903	903
Additional paid-in-capital	591,687	569,959
Retained earnings	321,287	317,208
Unallocated common stock held by ESOP	(29,529)	(30,215)
Unearned common stock held by RRP	(14,176)	(14,333)
Less-Treasury stock (28,385,684 shares at March 31, 2002 and 27,773,338 at December 31, 2001), at cost	(304,592)	(289,469)
	565,580	554,053
Accumulated other comprehensive income, net of taxes	1,866	9,750
Total stockholders’ equity	567,446	563,803
Total liabilities and stockholders’ equity	$6,190,549	$6,005,053

(1)          Prior period share and related amounts have been adjusted to reflect the 2-for-1 stock split on November 19, 2001.

See accompanying notes to unaudited consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2002 (restated)	2001 (restated)
	(000’s omitted, except per share data)
Interest Income:
Loans	$69,883	$59,449
Securities, available for sale	23,825	30,850
Federal funds sold	509	379
Total interest income	94,217	90,678
Interest Expense:
Savings and escrow	4,483	4,361
Certificates of deposits	10,346	13,930
Money market and NOW	3,357	1,747
Borrowed funds	28,140	34,801
Total interest expense	46,326	54,839
Net interest income	47,891	35,839
Provision for Loan Losses	1,500	600
Net interest income after provision for loan losses	46,391	35,239
Other Income (Loss):
Service and fee income	3,222	3,139
Net gain on loan sales	37,130	9,555
Unrealized loss on derivative transactions	(860)	—
Loan fees	6,780	2,087
Other income	1,830	1,751
Securities transactions	167	(6)
	48,269	16,526
Other Expenses:
Personnel	39,501	18,197
Commissions	20,639	4,898
Occupancy and equipment	3,621	3,188
Amortization of intangible assets	145	1,387
Data processing	1,706	1,539
Marketing	1,110	673
Professional fees	2,660	608
Other	8,398	4,520
Total other expenses	77,780	35,010
Income before provision for income taxes	16,880	16,755
Provision for Income Taxes	6,856	5,702
Net Income	$10,024	$11,053

Earnings Per Share:(1)
Basic	$0.18	$0.18
Fully Diluted	$0.16	$0.18

Dividends Declared	$0.11	$0.08

(1)                                  Prior period amounts have been adjusted to reflect the 2-for-1 stock split on November 19, 2001.

See accompanying notes to unaudited consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (Restated)

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unallocated Common Stock Held By ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
	(000’s omitted, except share data)
Balance January 1, 2002	$903	$569,959	$(30,215)	$(14,333)	$(289,469)	$—	$317,208	$9,750	$563,803
Change in unrealized appreciation (depreciation) on securities, net of reclassification adjustment and tax effect						(7,884)		(7,884)	(7,884)
Allocation of 114,452 ESOP shares		1,455	686						2,141
Earned RRP shares		4		157					161
Cash dividends paid ($0.10 per share)							(5,897)		(5,897)
Exercise of 448,842 stock options		408			5,151		(48)		5,511
Compensation expense from variable award plan		19,861							19,861
Treasury stock purchases (1,103,520 at cost)					(20,274)				(20,274)
Net Income						10,024	10,024		10,024
Comprehensive Income						$2,140
Balance March 31, 2002	$903	$591,687	$(29,529)	$(14,176)	$(304,592)		$321,287	$1,866	$567,446

See accompanying notes to unaudited consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(UNAUDITED)

	For the Three Months Ended March 31,
	2002 (restated)	2001 (restated)
	(000’s omitted)
Cash Flows From Operating Activities:
Net Income	$10,024	$11,053
Adjustments to reconcile net income to net cash Provided by operating activities
Depreciation and software amortization	1,381	1,199
(Accretion) and amortization of bond and mortgage premiums and discount	(250)	8
Amortization of intangible assets	145	1,387
Securities impairment charges	100	—
Realized (gain) loss on sale of available for sale securities	(267)	6
Expense charge relating to allocation and earned portions of employee benefit plans	22,163	7,001
Provision for loan losses	1,500	600
Increase in cash surrender value of BOLI	(1,830)	(1,750)
Gain on sale of loans held for sale	(37,130)	(9,555)
Unrealized loss on derivative transactions	860	—
Origination of loans held for sale	(1,081,505)	(510,191)
Purchase of loans held for sale	(96,917)	(20,121)
Proceeds from sale of loans held for sale	1,317,756	208,024
Repayment of loans held for sale	91,871	72,482
Increase in net deferred loan fees and costs	(9,062)	(2,874)
Decrease (increase) in accrued interest receivable	(589)	2,598
(Increase) decrease in other assets	6,957	(9,104)
(Decrease) increase in accrued interest other liabilities	(10,856)	12,987
Deferred income taxes	(5,472)	(219)
Net cash provided by (used in) operating activities	208,879	(236,469)

Cash Flows From Investing Activities:
Maturities and amortization of mortgage-backed securities and CMO’s	157,109	53,700
Maturities and amortization of all other available for sale securities	24,675	48,981
Sales of mortgage-backed securities and CMO’s	—	59,853
Sales of all other available for sale securities	17,960	53,165
Purchases of mortgage-backed securities and CMO’s	(302,972)	(79,607)
Purchases of all other available for sale securities	(63,420)	(30,415)
Principal collected on loans	238,406	222,530
Loans made to customers	(432,152)	(202,790)
Purchases of loans	—	(119,970)
Sales of loans	6,326	22,052
Capital expenditures	(2,284)	(928)
Net cash (used in) provided by investing activities	(356,352)	26,571

Cash Flows From Financing Activities:
Net increase in deposit accounts	194,704	151,679
Increase (decrease) in borrowings	(1,995)	88,778
Cash dividends paid	(5,897)	(5,174)
Purchase of treasury stock	(20,274)	(28,675)
Exercise of stock options	5,511	—
Net cash provided by financing activities	172,049	206,608

Net increase (decrease) in cash and cash equivalents	24,576	(3,290)

Cash and cash equivalents, beginning of year	154,846	104,103
Cash and cash equivalents, end of period	$179,422	$100,813

Supplemental Disclosures Of Cash Flow Information:
Cash paid for-
Interest	$45,973	$55,435
Income taxes	$34,823	$3,889
Transfer to ORE	$908	$—

See accompanying notes to unaudited consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Information

ORGANIZATION/FORM OF OWNERSHIP

The Bank (as hereinafter defined) was originally founded as a New York State chartered savings bank in 1864. In August 1997, the Bank converted to a federally chartered mutual savings bank and is now regulated by the OTS. On April 16, 1997, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company (the “Conversion”).  The Company completed its initial public offering and Conversion on December 22, 1997 and issued 45,130,312 shares of common stock, $.01 par value per share.

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

The Bank has the following wholly owned subsidiaries:

The Mortgage Company (as hereinafter defined) was incorporated in the State of New Jersey in 1998. The Mortgage Company currently originates loans in 42 states and, as of March 31, 2002, had assets totaling $1.3 billion of which $998.6 million were loans held for sale.

SIFC (as hereinafter defined) is a wholly owned subsidiary of SIBIC, incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust (“REIT”). The assets of SIFC totaled $665.7 million at March 31, 2002.

SIBIC (as hereinafter defined) was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC.  The consolidated assets of SIBIC at March 31, 2002 were $917.9 million.

SIBFSC (as hereinafter defined) was incorporated in the State of New York in January 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI USA Mutual Life Insurance Co. In the second quarter of 2002, it is anticipated that this subsidiary will begin to offer certain non-deposit investment products such as mutual funds and annuities along with additional insurance products using a third party vendor.  The assets of SIBFSC were $527,600 as of March 31, 2002.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Staten Island Bancorp, Inc. (the “Company”) and subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SI Bank & Trust (the “Bank”), and the Bank’s subsidiaries. The Bank’s wholly owned subsidiaries are SIB Mortgage Corp. (the “Mortgage Company”), SIB Investment Corporation (“SIBIC”), Staten Island Funding Corporation (“SIFC”) and SIB Financial Services Corporation (“SIBFSC”).  All significant intercompany transactions and balances are eliminated in consolidation.

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

BUSINESS

Staten Island Bancorp, Inc. is the holding company for SI Bank & Trust. The Bank, which is a full service community oriented bank,  operates seventeen full service  branches on Staten Island,  two full service branches in Brooklyn,  six full  service  branches in Ocean  County,  New  Jersey,  two full service branches in Monmouth County, New Jersey,  three full service branches in Union County,  New Jersey and three full service  branches in Middlesex  County, New Jersey.  The Bank also has a lending center and a Trust Department on Staten Island.  Commercial lending offices are also located in Bay Ridge, Brooklyn and the Howell, New Jersey branch.

The Mortgage Company does retail business as Ivy Mortgage and wholesale business as SIB Mortgage Corp. and is headquartered in Branchburg, New Jersey. The Mortgage Company originates loans in 42 states and sells most of such loans to investors on a service fee released basis with standard mortgage company representations and warranties thereby generating fee income for the Bank. The Bank, in its efforts to manage interest rate risk and maintain yields, retains for its own portfolio certain loans originated by the Mortgage Company.

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

EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and potential common shares, adjusted for the unallocated aggregate 5.3 million shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) and Recognition and Retention Plan (“RRP”) shares in accordance with the Statement of Positions 93-6.  Earnings per share has been computed based on the following for the three months ended March 31, 2002 and 2001.

	For the Three Months Ended March 31,
	2002 (restated)	2001 (restated)
	(000’s omitted, except per share amounts) (unaudited)
Net income	$10,024	$11,053

Divided by:
Weighted average common shares outstanding	56,739	62,583
Weighted average potential common shares	2,446	192
Total weighted average common shares and potential common shares	59,185	62,775
Earnings per share:
Basic	$0.18	$0.18
Fully diluted	$0.16	$0.18

The computation of diluted earnings per share includes weighted average common shares outstanding and potential common shares.  Potential common shares that are antidilutive are not included in the computation of diluted earnings per share.

ACCOUNTING FOR GOODWILL

The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, (“SFAS 142”) effective January 1, 2002.  In accordance with SFAS No. 142, the Company is no longer required to amortize goodwill resulting from acquisitions.  At the effective date, the Company had goodwill of $55.3 million, which included core deposit intangibles of $2.4 million.  An annual impairment test of the goodwill will be conducted to determine if there is a need to writedown the goodwill.  Prior to adoption of SFAS 142, the quarterly goodwill amortization expense totaled approximately $1.3 million.

The proforma results if SFAS 142 had been adopted in the prior periods is as follows:

	Three Months Ended March 31,
	2002 (restated)	2001 (restated)
	(000’s omitted, except per share data) (unaudited)
NET INCOME
Reported net income	$10,024	$11,053
Add back goodwill amortization, net of tax	14	666
Adjusted net income	$10,038	$11,719

BASIC EARNINGS PER SHARE
Reported basic earnings per share	$0.18	$0.18
Goodwill amortization, net of tax	—	0.01
Adjusted basic earnings per share	$0.18	$0.19

DILUTED EARNINGS PER SHARE
Reported diluted earnings per share	$0.16	$0.18
Goodwill amortization, net of tax	—	0.01
Adjusted diluted earnings per share	$0.16	$0.19

The carrying amount of goodwill and other intangible assets (in 000’s) at March 31, 2002 and December 31, 2001 is as follows:

	As of March 31, 2002 (unaudited)			As of December 31, 2001
	Original Amount	Accumulated Amortization	Net Carrying Value	Original Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$64,571	$11,467	$53,104	$64,322	$11,443	$52,879
Core deposit intangibles	2,895	621	2,274	2,895	500	2,395
Total	$67,466	$12,088	$55,378	$67,217	$11,943	$55,274

DERIVATIVE FINANCIAL INSTRUMENTS

The Mortgage Company currently utilizes certain derivative instruments, primarily forward delivery commitments, in its efforts to manage interest rate risk associated with its mortgage loan commitments and mortgage loans held for sale.  Prior to the closing and funds disbursement on a one-to four-family residential mortgage loan, the Mortgage Company generally extends an interest-rate locked commitment to the borrower.  Such commitment obligates the Mortgage Company to close the mortgage at a specified rate of interest provided the conditions to closing are satisfied.  However, a period of 15 to 90 days, or more, generally elapses between the time such commitment is issued and the time that the Mortgage Company sells the closed mortgage loan into the secondary market.  During such time, the Mortgage Company is subject to risk that market rates of interest may change, coupled with the fact that the price that investors will pay for mortgage loans purchased from the Mortgage Company is dependent, in part, on the difference between the interest rate on such loans and then current rate on long-term (generally 10-years) U.S. Treasury bonds plus a margin (with any such difference referred to as the spread).  If market rates of interest rise, the spread between locked loans and the U.S. Treasury rate will widen and investors generally will pay less to purchase such loans resulting in a reduction in the amount of the Mortgage Company’s gain recognized on sale or, possibly, a loss.  In an effort to mitigate such interest rate risk, substantially at the same time the Mortgage Company extends an interest rate locked commitment to its borrower, the Mortgage Company enters into forward delivery sales commitments pursuant to which it agrees to deliver whole mortgage loans to various investors or to issue Fannie Mae and/or Freddie Mac mortgage-backed securities.  These forward sales delivery commitments establish the price the Mortgage Company will receive upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk (the Mortgage Company still will have certain execution risk, that is, risk related to its ability to close and deliver to its investors the mortgage loans it has committed to sell to them pursuant to these forward delivery commitments).  At March 31, 2002, the Company had mandatory forward delivery commitments outstanding amounting to $562.3 million.  Such commitments were comprised of the following: $110.8 million in allocated single whole loan sales, $193.5 million of allocated bulk whole loan sales and $258.0 million of unallocated forward securities sales.  The unallocated forward securities sales had market appreciation of $160,000 at March 31, 2002 compared to $295.0 million of unallocated forward securities sales with a market appreciation of $1.0 million at December 31, 2001.

SECURITIES - AVAILABLE  FOR SALE

The following table sets forth certain information regarding amortized cost and estimated fair values of the Company’s available for sale securities and Federal Home Loan Bank of New York stock at March 31, 2002 and December 31, 2001.

	March 31, 2002		December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(000’s omitted)		(000’s omitted)
	(unaudited)
Bonds-Available for Sale:
U.S. Treasuries	$1,025	$1,057	$1,035	$1,082
Govt. Sponsored Agencies	79,530	79,577	55,476	56,470
Industrial and Finance	194,528	183,305	184,964	178,077
Foreign	250	250	250	250
Total Debt Securities	275,333	264,189	241,725	235,879

G.N.M.A. - M.B.S	9,286	9,521	10,347	10,642
F.H.L.M.C. - M.B.S	375,639	375,777	295,432	299,975
F.N.M.A. - M.B.S	455,440	456,595	326,927	331,991
Agency C.M.O.s	129,519	130,943	128,564	130,116
Privately Issued C.M.O.s	274,443	277,745	337,272	343,201
Total Mortgage-Backed and Mortgage Related Securities	1,244,327	1,250,581	1,098,542	1,115,925
Total Bonds - Available for Sale	1,519,660	1,514,770	1,340,267	1,351,804

Equity securities:
Preferred Stock	10,622	9,874	20,352	19,842
Common Stock	18,443	23,249	16,279	19,744
FHLB Common Stock	97,900	97,900	102,900	102,900
IIMF Capital Appreciation Fund	31,243	35,547	31,229	34,349
Total Equity Securities	158,208	166,570	170,760	176,835
Total securities available for sale and FHLB Common Stock	$1,677,868	$1,681,340	$1,511,027	$1,528,639

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Company’s held for investment loans at the dates indicated.

	March 31, 2002 (unaudited)	December 31, 2001
	(000’s omitted)
Mortgage loans:(1)
Single-family residential	$2,241,378	$2,062,897
Multi-family residential	48,659	48,783
Commercial real estate	372,920	335,260
Construction and land	221,162	245,515
Home equity	15,090	12,815
Total mortgage loans	2,899,209	2,705,270
Other loans:
Student loans	433	288
Passbook loans	8,475	7,477
Commercial business loans	56,841	60,898
Other consumer loans	37,694	42,356
Total other loans	103,443	111,019
Total loans	3,002,652	2,816,289
Less:
Premium on loans purchased	4,820	5,135
Allowance for loan losses	(21,168)	(20,041)
Deferred loan costs	6,653	5,236
Loans, net	$2,992,957	$2,806,619

(1)                                  Mortgage loans held for sale at March 31, 2002 and December 31, 2001, were $998.6 million and $1.2 billion, respectively, and are not included in this table.

DELINQUENT LOANS

The following table sets forth information concerning delinquent loans at the dates indicated.  The amounts presented represent the total outstanding principal balances of the related held in portfolio and held for sale loans, rather than the actual payment amounts which are past due.

90 Days or More and Still Accruing	March 31, 2002 (unaudited)	December 31, 2001
	(000’s omitted)
Mortgage loans:
Single-family residential	$4,456	$5,432
Multi-family residential	—	—
Commercial real estate	—	—
Construction and land	—	509
Home equity	27	30
Total mortgage loans	4,483	5,971
Other loans:
Commercial business loans	27	774
Other loans	467	468
Total other loans	494	1,242
Total	$4,977	$7,213

60-89 Days	March 31, 2002 (unaudited)	December 31, 2001
	(000’s omitted)
Mortgage loans:
Single-family residential	$4,229	$5,945
Multi-family residential	—	162
Commercial real estate	1,119	1,510
Construction and land	404	5,339
Home equity	68	258
Total mortgage loans	5,820	13,214
Other loans:
Commercial business loans	1,842	42
Other loans	794	586
Total other loans	2,636	628
Total	$8,456	$13,842

30-59 Days	March 31, 2002 (unaudited)	December 31, 2001
	(000’s omitted)
Mortgage loans:
Single-family residential	$21,487	$15,634
Multi-family residential	486	567
Commercial real estate	3,770	3,848
Construction and land	5,498	9,113
Home equity	229	62
Total mortgage loans	31,470	29,224
Other loans:
Commercial business loans	1,043	1,257
Other loans	2,342	2,645
Total other loans	3,385	3,902
Total	$34,855	$33,126

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING AND NON-ACCRUING  ASSETS

The following  table sets forth  information with respect to non-accruing  loans, other real estate owned and repossessed  assets,  loans past due 90 days or more and still accruing, and non-accruing securities.

	March 31, 2002 (unaudited)	December 31, 2001
	(000’s omitted)
Non-Accruing Loans
Mortgage loans:
Single-family residential	$10,037	$7,663
Multi-family residential	158	—
Commercial real estate	3,775	4,086
Construction and land	12,146	2,117
Home equity	38	38
Other loans:
Commercial business loans	561	558
Other consumer loans	533	631
Total non-accrual loans	27,248	15,093
Other real estate owned and repossessed assets, net	1,717	1,227
Total non-accruing loans and real estate owned and repossessed assets	28,965	16,320
Loans past due 90 days or more and still accruing	4,977	7,213
Non-accruing loans and real estate owned and repossessed assets and loans past due 90 days or more and still accruing	$33,942	$23,533

Total non-accruing loans and real estate owned and repossessed assets to total *HFI & **HFS loans	0.73%	0.41%
Total non-accruing loans and real estate owned and repossessed assets to total assets	0.47%	0.27%
Total non-accrual loans to total *HFI & **HFS loans	0.68%	0.38%
Total non-accrual loans to total assets	0.44%	0.25%
Non-Accruing Security Assets
Non-accruing available for sale securities	$1,500	$—
Non-accruing securities to total securities	0.09%	0.00%
Total non-accrual loans and securities assets to total assets	0.46%	0.25%

*            Held for Investment

**     Held for Sale

ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	Three Months Ended March 31, (unaudited)		Year Ended December 31,
	2002	2001	2001
	(000’s omitted)
Allowance at beginning of period	$20,041	$14,638	$14,638
Provisions	1,500	600	8,757
Charge-offs:
Mortgage loans:
Construction, land and land development	—	—	—
Single-family residential	28	50	1,854
Multi-family residential	—	—	—
Commercial real estate	—	—	—
Other loans	600	743	2,411
Total charge-offs	628	793	4,265
Recoveries:
Mortgage loans:
Construction, land and land development	15	—	—
Single-family residential	—	13	131
Multi-family residential	—	—	—
Commercial real estate	—	—	—
Other loans	240	243	780
Total recoveries	255	256	911
Allowance at end of period	$21,168	$14,701	$20,041
Allowance for possible loan losses to total non-accruing loans at end of period	77.69%	134.82%	132.78%
Allowance for possible loan losses to total loans at end of period	0.53%	0.45%	0.50%

RESTATEMENT

The Company previously announced that it would restate its financial results for the three months ended March 31, 2002 due to certain adjustments which are summarized below.  Data for the three months ended March 31, 2001, also have been adjusted, where appropriate, to reflect the restated information based on the items described below.

During the third quarter of 2002, management determined that certain stock options issued under the Company’s Amended and Restated 1998 Stock Option Plan (the “Stock Option Plan”) were exercised under a net cash settlement method, whereby the Company, in effect, repurchased the option shares under the Company’s on-going stock repurchase programs and remitted the excess of the fair market value of the shares over the exercise price to the employee. Under existing accounting standards, the existence of these transactions conducted in this manner required that compensation expense be recorded from the inception date of the Stock Option Plan, on all exercised or vested and unexercised, options equal to the difference between the option exercise price and the fair value of the stock at the exercise date (or at the financial reporting date, whichever is earlier). Increases or decreases in the value of the stock options are subsequently reflected as additional charges or credits to compensation expense in the respective financial reporting period during the time in which this exercise method was allowed. Primarily as a result of variable plan accounting on the Stock Option Plan, total other expenses for the three months ended March 31, 2002 increased by $19.9 million (pre-tax) from the previously reported amount.  Effective September 24, 2002, the Company discontinued the practice which led to this accounting treatment; therefore, for quarterly reporting periods subsequent to September 30, 2002, no additional charges or credits to compensation expense will occur as a result of this Stock Option Plan activity.

Management also determined that certain securities, primarily collateralized bond obligations (“CBOs”), with a total carrying value of $24.5 million were other than temporarily impaired at December 31, 2001, and, accordingly, impairment charges of $14.5 million (pre-tax) were reflected in the Company’s restated financial statements at and for the year ended December 31, 2001. This adjustment does not affect total stockholders’ equity at December 31, 2001, as this charge was previously reflected as unrealized depreciation at December 31, 2001, which is shown as a component of stockholders’ equity. The Company previously took impairment charges of $500,000 (pre-tax) for the three months ended March 31, 2002 against these securities. This charge has been reversed in the three month period ending March 31, 2002.

The Company had not previously reflected dividends paid on unallocated shares in its ESOP as compensation expense. As a result, the Company has restated its financial statements to reflect additional compensation expense of $332,000 (pre-tax) for the three months ended March 31, 2002.  The Company now records dividends on unallocated shares as compensation expense.

The Company previously recognized revenues and expenses on loans when loans were sold by its subsidiary, SIB Mortgage Corp. (the “Mortgage Company” or “SIBMC”), subject to take out commitments. From the time a loan is shipped to the time payment is received by the Mortgage Company, a period of five to 30 days typically elapses. The Company has now determined that gains on loans sold should be recognized at the time payment is received rather than at the time loans are shipped. Due to this timing difference, the Company’s restated financial results reflect an increase in gain on loan sales of $844,000 (pre-tax) for the three months ended March 31, 2002 compared to the previously reported amount.

Additionally, the Company has revised certain estimates related to certain deferred loan origination costs and fees and its restated financial statements reflect an increase in net deferred costs of $1.4 million (pre-tax) compared to the previously reported amount for the three months ended March 31, 2002. Changes in net deferred costs are reflected in the unaudited consolidated income statement as increases or decreases to gain on sale of mortgage loans.

The Company’s restated financial statements also reflect previously unrecorded market depreciation in unallocated forward sales commitments by the Mortgage Company of $860,000 (pre-tax) for the three months ended March 31, 2002 which is reflected in the unaudited consolidated income statement as unrealized loss on derivative transactions.

In the fourth quarter of 2002 management determined that the effective tax rate of the consolidated company for 2002 was 41.1% instead of the 37.5% previously used in the first quarter of 2002. The increase in the effective tax rate was due to the level of income as compared to the permanent tax differences and the various state tax rates that the Company operates in. Management determined that it was appropriate to increase the previously recorded tax expense by $2.0 million in the first quarter of 2002.

The following is a summary of the effect of restatement on the Company’s unaudited consolidated financial statements at or for the periods reflected.

	Selected Balance Sheet Data At March 31, 2002
	As Previously Reported	As Restated
	(000’s omitted) (unaudited)
Loans held for sale	$998,123	$998,618
Other assets	190,443	209,947
Total Assets	6,170,550	6,190,549

Accrued interest and other liabilities	55,950	57,950

Additional paid-in-capital	544,990	591,687
Retained earnings	357,548	321,287
Accumulated other comprehensive income, net of taxes	(5,697)	1,866
Total stockholders’ equity	549,447	567,446

	Summary Income Statement Data For the Three Months Ended March 31, 2002
	As Previously Reported	As Restated
	(000’s omitted, except per share data) (unaudited)

Net gains on loan sales	$34,855	$37,130
Unrealized loss on derivative transaction	—	(860)
Securities transactions	(333)	167
Personnel	19,308	39,501
Income before provision for income taxes	35,158	16,880
Provision for Income Taxes	13,175	6,856
Net Income	21,983	10,024

Earnings per share:
Basic	$0.39	$0.18
Fully diluted	0.38	0.16

	Selected Cash Flow Data For the Three Months Ended March 31, 2002
	As Previously Reported		As Restated
	(000’s omitted) (unaudited)

Net Income	$21,983		$10,024

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Securities impairment charges	—		100
Realized gain (loss) on sale of available for sale securities	333		(267)
Unrealized loss on derivative transactions	—		860
Expense charge relating to allocation and earned
portions of employee benefit plans	2,966		22,163
(Increase) decrease in other assets	5,242		6,957
(Increase) decrease in deferred income taxes	(129)		(5,472)
Net cash provided by operating activities	13,124	(1)	208,879

Cash flows from investing activities
Net cash used in investing activities	(162,172	)(1)	(356,352)

Cash flows form financing activities
Cash dividends paid	(6,229)		(5,897)
Net cash provided by financing activities	173,624	(1)	172,049
Net increase in cash and cash equivalents	24,576	(2)	24,576

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in portions of this document the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to forward-looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

CHANGES IN FINANCIAL CONDITION

The Company recorded total assets of $6.2 billion at March 31, 2002 compared to total assets of $6.0 billion at December 31, 2001.  The growth of $185.5 million or 3.1% was due to an increase of $186.3 million in loans and an increase of $157.7 million in securities available for sale.  These increases were partially offset by a $187.0 million decrease in loans held for sale. The increase in loans was due to the originations of $224.5 million of primarily residential loans by the Bank during the first quarter of 2002.  The level of originations reflects the Bank’s continued business development efforts to originate both residential and commercial loans in its primary market area. The increase in loans was also due to the retention of $189.5 million of higher yielding, primarily adjustable rate residential mortgage loans originated by the Mortgage Company.  The increase in securities, available for sale was due to management’s plan to invest excess cash flows in the securities portfolio.  Securities purchases for the quarter totaled $366.4 million of which $39.8 million were US Government agencies and $303.0 million were agency backed CMOs and mortgage-backed securities.  Loans held for sale decreased due to loan sales of $1.5 billion by the Mortgage Company compared to originations of $1.3 billion by the Mortgage Company for the first quarter of 2002.  It is anticipated that in the current rate environment, originations by the Mortgage Company will remain at approximately $1.3 billion for the second quarter of 2002.

Deposits increased $194.7 million or 6.7% during the first three months of 2002 and totaled $3.1 billion at March 31, 2002. This increase was primarily due to a $99.2 million increase in money market accounts and a $70.1 million increase in savings accounts. The increase in money market accounts is primarily due to the  introduction  of a new deposit  account known as the “Edge” account, which is a higher  yielding money market account which also requires the opening of a  non-interest  bearing DDA account and is promoted  primarily in the Bank’s New Jersey markets.  The growth in savings accounts, which was primarily in the Bank’s Staten Island market, was due to the current rate environment making this product attractive to depositors and the level of service provided by the Bank. Core deposits, which consist of savings, money market, NOW and DDA accounts, represented 64.8% of deposits at March 31, 2002.  The Company believes that it can maintain this level of core deposits primarily due to the quality customer service offered by the Bank and the current rate environment.

The Company’s borrowings at both March 31, 2002 and December 31, 2001 were $2.5 billion.  Borrowings as a percentage of assets at March 31, 2002 and December 31, 2001 were 39.6% and 40.8%, respectively.  The Company intends to reduce borrowings as a percentage of assets in 2002 and continue to emphasize more traditional funding sources such as deposit growth in all markets.

Stockholders’ equity amounted to $567.4 million at March 31, 2002 and $563.8 million at December 31, 2001 or 9.2% and 9.4% of total assets at such dates, respectively.  The increase of $3.6 million was due to net income of $10.0 million, an allocation of Employee Stock Ownership Plan (“ESOP”) and Recognition and Retention Plan (“RRP”) shares resulting in an increase of $2.3 million, the exercise of 448,842 stock options resulting in an increase of $5.5 million, and an increase of $19.9 million due to variable plan accounting for the Company’s stock option plan.  These increases were partially offset by the purchase of 1.1 million shares of the Company’s common stock at a cost of $20.3 million, aggregate cash dividend payments of $5.9 million and a $7.9 million increase in the unrealized depreciation on securities available for sale, net of taxes.  The tangible book value per share of the Company’s common stock was $8.22 at March 31, 2002 compared to $8.08 at December 31, 2001.

RESULTS OF OPERATIONS

The Company reported net income of $10.0 million or $0.16 per fully diluted share for the three months ended March 31, 2002 compared to net income of $11.1 million or $0.18 per fully diluted share for the comparable time period last year.  The decrease in net income for the quarter ended March 31, 2002 compared to the same quarter one year ago was due to a $42.8 million increase in total other expenses, a $1.2 million increase in the provision for income taxes and a $900,000 increase in the provision for loan losses, which were offset by an increase of $31.7 million in other income and a $12.1 million increase in net interest income.

The Company’s return on average equity and average assets for the three months ended March 31, 2002 was 7.18% and 0.66%, respectively, compared to 7.70% and 0.84%, respectively, for the comparable time period last year.

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

	Three Months Ended March 31,
	2002			2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(000’s omitted) (unaudited)
Interest-earning assets:
Loans receivable (1):
Real estate loans	$3,857,163	$67,652	7.11%	$2,982,436	$56,619	7.70%
Other loans	106,137	2,231	8.52	118,923	2,830	9.65
Total loans	3,963,300	69,883	7.15	3,101,359	59,449	7.77
Securities(2)	1,584,271	23,825	6.10	1,878,220	30,850	6.66
Other interest-earning assets (3)	131,419	509	1.57	33,990	379	4.53
Total interest-earning assets	5,678,990	94,217	6.73	5,013,569	90,678	7.34
Noninterest-earning assets	439,586			334,896
Total assets	$6,118,576			$5,348,465
Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$520,441	3,357	2.62%	$242,022	1,747	2.93%
Savings and escrow accounts	915,964	4,483	1.98	784,874	4,361	2.25
Certificates of deposit	1,079,803	10,346	3.89	979,737	13,930	5.77
Total	2,516,208	18,186	2.93	2,006,633	20,038	4.05
Total other borrowings	2,475,947	28,140	4.61	2,296,831	34,801	6.14
Total interest-bearing liabilities	4,992,155	46,326	3.76	4,303,464	54,839	5.17
Noninterest-bearing liabilities (4)	560,400			462,513
Total liabilities	5,552,555			4,765,977
Stockholders’ equity	566,021			582,488
Total liabilities and stockholders’ equity	$6,118,576			$5,348,465
Net interest-earning assets	$686,835	$47,891		$710,105	$35,839
Net interest income/interest rate spread			2.96%			2.17%
Net interest margin			3.42%			2.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.76%			116.50%

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

	Three Months Ended March 31, 2002 compared to 2001
	Increase (decrease) due to
	Rate	Volume	Total
	(000’s omitted) (unaudited)
Interest-earning assets:
Loans receivable:
Real estate loans	$(4,570)	$15,603	$11,033
Other loans	(312)	(287)	(599)
Total loans receivable	(4,882)	15,316	10,434
Securities	(2,460)	(4,564)	(7,024)
Other interest-earning assets	(380)	509	129
Total interest-earning assets	(7,722)	11,261	3,539
Interest-bearing liabilities:
Deposits:
NOW and money market deposits	(204)	1,814	1,610
Savings and escrow accounts	(556)	678	122
Certificates of deposit	(4,896)	1,312	(3,584)
Total	(5,656)	3,804	(1,852)
Borrowings	(9,214)	2,553	(6,661)
Total interest-bearing liabilities	(14,870)	6,357	(8,513)

Net change in net interest income	$7,148	$4,904	$12,052

INTEREST INCOME

The Company’s total interest income was $94.2 million for the first quarter of 2002 compared to $90.7 million for the first quarter of 2001. The increase of $3.5 million was due to a $10.4 million increase in the interest income from loans partially offset by a $7.0  million  decrease  in  interest  income from securities.  The  increase  in  interest  income  from loans was due to a $861.9 million  increase in the average balance of the loan portfolio  partially offset by a decline  in the  average  yield on loans to 7.15% for the first  quarter of 2002  compared  to 7.77% for the first  quarter  of 2001.  The increase in the average balance of the loan portfolio was due to the increase in loans held for sale at the Mortgage Company, the retention of higher yielding loans originated by the Mortgage Company for the Bank’s portfolio and increased loan originations by the Bank.  The decrease in the average yield on the loan portfolio was due to the generally lower interest rate environment over the past twelve months.  The decrease in interest  income on securities was due to a $293.9 million  decrease in the average balance of the securities  portfolio and, to a lesser extent, the 56 basis  point  decrease in the average  yield on  securities  to 6.10% for the first  quarter of 2002.  The decrease in the average balance of the securities portfolio was due to the use of cash flows generated by the securities portfolio to fund higher yielding loan originations during the year 2001. The decline in the average yield on the securities portfolio is primarily due to the lower rate environment and the accelerated paydown of higher yielding mortgage-backed securities in this interest rate environment.

INTEREST EXPENSE

The Company’s total interest expense for the first quarter of 2002 was $46.3 million compared to $54.8 million for the first quarter of 2001.  The decrease of $8.5 million or 15.5% is primarily due to a $3.6 million decrease in interest  expense on  certificates of deposit  and a $6.7 million decrease in interest  expense on borrowed funds partially  offset by a $1.6 million increase in interest expense on NOW and money market  accounts.  The decrease in interest expense on certificates of deposit was due to a 188 basis point decline in the average cost to 3.89% for the first quarter of 2002 partially offset by a $100.1 million increase in the average balance of certificates of deposit.  The decline in the average cost of certificates of deposit was due to the rollover of maturing certificates of deposit to lower rates reflective of the current rate environment.  The increase in the average balance of certificates of deposit was due to managements’ plan to increase retail deposits and the opening of two new branches in the first quarter of 2002.  The Bank also expects to open two branches in the second quarter of 2002 as it continues its expansion in the State of New Jersey.  The decrease in interest expense on borrowed funds was due to a 153 basis point decline in the average cost of borrowed funds to 4.61% for the three months ended March 31, 2002 partially offset by a $179.1 million increase in the average balance of borrowings.  The decrease in the average cost of borrowed funds was due to the current interest rate environment.  In this current lower interest rate environment, the Company continues to extend the maturities on certain borrowings in an effort to protect itself in a rising rate environment.  The increase in the average balance of borrowings was due to the use of borrowed funds to fund originations of higher yielding loans during 2001. The increase in interest  expense for NOW and money market accounts was due to a $278.4 million  increase in the average balance of NOW and money market accounts partially  offset by a 31 basis point  decrease in the average cost to 2.62% for the first quarter of 2002. The increase in the average  balance of NOW and money market accounts was due to the current promotion of money market accounts in the Bank’s New Jersey markets in our continued efforts to increase the number of our banking relationships.

NET INTEREST INCOME

Net interest income for the three months ending March 31, 2002 was $47.9 million compared to $35.8 million for the three months ending March 31, 2001. The increase of $12.1 million was due to a $3.5 million increase in interest income and an $8.5 million decrease in interest expense.  The increase in interest income was due to a $665.4 million increase in the average balance of interest earning assets partially offset by a 61 basis point decrease in the average yield on interest earning assets to 6.73% for the first quarter of 2002. The decrease in interest  expense was due to a 141 basis  points  decline in the average cost of interest  bearing  liabilities  to 3.76%  partially  offset by a $688.7 million increase in the average balance of interest bearing  liabilities. The  Company’s  net  interest  rate  spread  and  margin  were  2.96% and 3.42%, respectively,  for the  first  quarter  of 2002  compared  to 2.17%  and  2.90%, respectively,  for the first quarter of 2001 and 2.81% and 3.31%,  respectively, for the fourth  quarter of 2001.  The improvement in the Company’s net interest rate spread and margin was primarily due to lower funding costs and growth of the Company’s earning asset base.  During 2002, the Company intends to continue to retain certain higher yielding loan originations by the Mortgage Company for the Company’s portfolio as a primary part of its efforts to maintain the yield on interest earning assets.  In the current rate environment, the Company will continue to closely monitor its repricing of interest bearing liabilities and, when the opportunity exists, extend the maturities of certificates of deposit and borrowings.

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

Total non-accruing loans and real estate owned increased by an aggregate of $12.6 million during the first quarter of 2002  resulting in total  non-accruing loans and real  estate  owned of $29.0  million at March 31,  2002,  compared to $16.3 million at December 31, 2001.  The primary reason for the increase was the placement of three loan relationships on non-accrual status during the first quarter of 2002.  These  relationships  consist  of two land  development  and construction projects for single-family homes in the State of California, with a total principal balance of $8.9 million, a single-family residential loan in the State  of  California  originated  for sale  with a  principal  balance  of $1.8 million, and a land development and construction project for single family homes in the State of Florida with a principal balance of $2.6 million.  Management is aggressively pursuing the recovery of these loans and foreclosure sales have been scheduled during the second quarter of this year for the properties located in California.  While no assurances can be given, based on management’s overall evaluation of these three credit relationships including current appraisals of the collateral by independent third parties, management believes it is unlikely that the Company will incur any material loss related to these credits.  In addition, the Company’s non-performing real estate assets included $1.7 million of other real estate owned at March 31, 2002 compared to $1.2 million at December 31, 2001.

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

TOTAL OTHER INCOME

Other income was $48.3 million for the first quarter of 2002 compared to $16.5 million for the same time period last year.  The increase of $31.7 million was due to a $27.6 million increase in net gains on loan sales and a $4.7 million increase in loan fees. These increases were due to the increased volumes at the Mortgage Company.

Net securities gains for the quarter ending March 31, 2002 were $167,000 compared to losses of $6,000 for the quarter ending March 31, 2001.  Gains of $267,000 were partially offset by a $100,000 impairment charge to current earnings on a $5.0 million bond that was placed in a non-accrual status during the first quarter of 2002.

In the corporate bond portfolio, at March 31, 2002, the Company held four bonds whose carrying value was written down by an aggregate of $14.5 million in the fourth quarter of 2001 based on management’s decision that these bonds were other than temporarily impaired.  An additional $100,000 was written down in the first quarter of 2002.  Three of these issues were collateralized bond obligations which accounted for $9.7 million of the write-down in the fourth quarter of 2001 and the $100,000 write-down in the first quarter of 2002.  One of the collateralized bond issues was placed on non-accrual status during the first quarter of 2002, due to non-payment of current interest.  The fourth bond, which was corporate debt, was written down by $4.8 million in the fourth quarter of 2001.  At March 31, 2002, the carrying value of these four bonds was $9.9 million compared to an original carrying value of $24.5 million for the four bonds.  The Company will continue to monitor the status of individual securities issues in its securities available for sale portfolio and, in accordance with generally accepted accounting principles, determine if any securities are permanently impaired and record impairment charges if necessary.

TOTAL OTHER EXPENSES

Total other expenses for the first quarter of 2002 were $77.8 million compared to $35.0 million for the first quarter of 2001.  The increase of $42.8 million was primarily due to a $21.3 million  increase in personnel  expenses,  a $15.7  million  increase  in  commission  expense,  a $2.1  million  increase in professional fees and a $3.9 million increase in other expenses. The increase in personnel expense was primarily attributable to the $19.9 million non-cash compensation expense relating to the Stock Option Plan, as well as increased staff levels and normal merit pay increases.  Management determined that certain stock options were exercised under a net cash settlement method, whereby the Company, in effect, repurchased the option shares under the Company’s on-going stock repurchase programs and remitted the excess of the fair market value of the shares over the exercise price to the employee.  Under existing accounting standards, the existence of these transactions conducted in this manner required that compensation expense be recorded from the inception of the plan, on all exercised or vested and granted options equal to the difference between the option exercise price and the fair market value of the stock at the exercise date or financial reporting date, whichever is earlier.  The increase in staff levels was primarily due to the expansion of the Mortgage Company resulting in increases of $4.8 million in staff expense for loan originations and loan servicing.  The increase in commissions and other expenses primarily reflect the growth of the Mortgage Company.  The increase in professional fees is primarily due to the hiring of contract workers at the Mortgage Company as a response to the increased origination volumes.

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

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 2002 was $6.9 million compared to $5.7 million for the first quarter of 2001. This resulted in an effective tax rate of 40.6% for the first quarter of 2002 compared to 34.0% for the first quarter of 2001. The increase in the effective tax rate was primarily due to a change in the Company’s mix of business including the volumes of loan originations in states with higher corporate tax rates and the level of income as compared to the permanent tax differences.

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

Mortgage Banking.  The Company’s Mortgage Banking segment activities, which are conducted through the Mortgage Company primarily include the origination of residential real estate loans either for sale into the secondary market or, to a lesser extent, for retention in the Bank’s portfolio. The loans are originated throughout a network in 42 states.  Loans not retained for the Bank’s portfolio are sold to investors, including certain government sponsored agencies. Loans originated during the first quarter of 2002 were $1.3 billion, consisting primarily of fixed-rate and adjustable-rate residential loans, and loans sold were $1.5 billion, of which $189.5 million were sold to the Bank.

The Mortgage Company sells whole mortgage loans and pools of mortgage loans, servicing released.  Mortgage origination fees, net of direct loan costs, are deferred and included in mortgage loans held for sale until the loans are sold.  Gain on sale of mortgage loans is the differential between the sale proceeds, including premium, if any, and carrying amount of the mortgage loans.

Certain of the Mortgage Company’s expenses are variable based on the volume of loan applications and originations.  The primary expense associated with loan originations is commission expense paid to brokers and retail loan officers to originate a loan.  Declines in volume resulting in reduced fee income will be partially offset by a decline in commission expense and reduction in back-office staff, primarily shipping, and the number of contract employees.  The Mortgage Company, in an effort to partially protect itself in the event of declines in volumes resulting from interest rate movements, has developed contingency plans designed to reduce expenses to coincide with reductions in loan origination volumes.

With the exception of loans originated for the Bank’s portfolio, all loans originated by the Mortgage Company are originated for sale into the secondary market and the Mortgage Company assumes limited repurchase risk.  In connection with the sale of loans to mortgage loan investors, the Mortgage Company makes standard secondary market representations and warranties in the normal course of business to facilitate loan sales.  These representations and warranties relate to, among other things, the Mortgage Company’s compliance with laws, regulations, investor standards and the accuracy of information supplied by borrowers and verified by the Mortgage Company.

The Mortgage Company also represents and warrants that the borrowers will make payments as agreed for a specified period of time after transfer of ownership of the loans to the investors.  The time period ranges up to 90 days after the loan transfer.  In the event of payment default within the warranty period, the investor may require the Mortgage Company to repurchase the loan or the Mortgage Company may mutually agree to extend the warranty period.  In certain cases where repurchase is required, an alternative settlement may be reached whereby the investor reprices the loan to market based on its then impaired status and accepts a cash payment of the difference between the price originally paid by the investor and the repriced market value as full satisfaction of the Mortgage Company’s warranty for that loan.

The segment operating revenue and operating earnings in the table below incorporate certain intersegment transactions that the Company views as appropriate for purposes of reflecting the contribution of certain segments, which are eliminated in preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principals.

Segment Reporting Table

For Three Months Ended March 31, 2002 and 2001

(unaudited)

	Quarter Ended March 31, 2002 (restated)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items	Total
	(000’s omitted)
Interest income	$22,315	$86,363	$(14,461)	$94,217
Interest expenses	15,102	45,685	(14,461)	46,326
Net interest income	7,213	40,678	—	47,891
Provision for loan losses	700	800	—	1,500
Other income (loss):
Service and fee income	—	3,222	—	3,222
Net gains (losses) on loan sales	41,880	126	(4,876)	37,130
Unrealized losses on derivative transactions	(860)	—	—	(860)
Loan fees	6,015	765	—	6,780
Securities transactions	—	167	—	167
Other income	—	1,830	—	1,830
Total other income	47,035	6,110	(4,876)	48,269
Other expenses	38,909	38,871	—	77,780
Income before provision for income taxes	14,639	7,117	(4,876)	16,880
Provision for income taxes	6,075	2,585	(1,804)	6,856
Net income	$8,564	$4,532	$(3,072)	$10,024
Balance sheet data
Total assets at March 31, 2002	$1,251,868	$6,042,727	$(1,104,046)	$6,190,549

	Quarter Ended March 31, 2001 (restated)
	Mortgage Banking	Community Banking	(1) Eliminating of Intersegment Items	Total
	(000’s omitted)
Interest income	$8,405	$86,960	$(4,687)	$90,678
Interest expenses	5,870	53,656	(4,687)	54,839
Net interest income	2,535	33,304	—	35,839
Provision for loan losses	250	350	—	600
Other income (loss):
Service and fee income	—	3,139	—	3,139
Net gains (losses) on loan sales	9,954	(323)	(76)	9,555
Loan fees	1,959	128	—	2,087
Securities transactions	—	(6)	—	(6)
Other income	—	1,751	—	1,751
Total other income	11,913	4,689	(76)	16,526
Other expenses	11,746	23,264	—	35,010
Income before provision for income taxes	2,452	14,379	(76)	16,755
Provision for income taxes	858	4,872	(28)	5,702
Net income	$1,594	$9,507	$(48)	$11,053
Balance sheet data
Total assets at March 31, 2001	$657,878	$5,479,532	$(655,535)	$5,481,875

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

LIQUIDITY AND COMMITMENTS

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.  The Company’s primary sources of funds are deposits, loan sales, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While  scheduled  payments from the  amortization  of loans and  mortgage-backed securities and maturing  investment  securities and short-term  investments  are relatively  predictable sources of funds, deposit flows and loan prepayments are greatly   influenced  by  general  interest  rates,   economic   conditions  and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as federal funds.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities.  At March 31, 2002, the total approved loan origination commitments outstanding amounted to $776.1 million and the Mortgage Company had commitments of $562.3 million to sell loans to third party investors.  At the same date, the unadvanced portion of construction loans totaled $45.3 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2002 totaled $818.3 million.  Investment securities scheduled to mature in one year or less at March 31, 2002 totaled $1.0 million and amortization from investments and loans is projected at $1.2 billion over the next 12 months.  Based on historical experience, the current pricing strategy and the Bank’s strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds to meet its current commitments. In the event the funds required exceed the funds generated by the Bank, additional sources of funds such as reverse repurchase agreements, FHLB advances, overnight lines of credit and brokered CD’s are available to the Bank.

CAPITAL

At March 31, 2002, the Bank had regulatory capital which was well in excess of all regulatory requirements set by the OTS. The current requirements and the Bank’s actual levels are detailed below (000’s omitted) (unaudited):

	Required Capital		Actual Capital		Excess Capital
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital	$91,217	1.50%	$423,966	6.97%	$332,749	5.47%
Core capital	$243,336	4.00%	$426,240	7.01%	$182,904	3.01%
Risk-based capital	$262,767	8.00%	$444,512	13.52%	$181,745	5.53%

Part II             Other Information

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

No.	Description
99.1	Section 1350 Certification of Chief Executive Officer
99.2	Section 1350 Certification of Chief Financial Officer

(b)                                 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

STATEN ISLAND BANCORP, INC.

Date: May 15, 2003	By:	/s/ Harry P. Doherty
Harry P. Doherty, Chairman of the Board and Chief Executive Officer

Date: May 15, 2003	By:	/s/ Edward J. Klingele
Edward J. Klingele, Sr. Vice President and Chief Financial Officer

CERTIFICATIONS

I, Harry P. Doherty, Chief Executive Officer of Staten Island Bancorp, Inc., certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of Staten Island Bancorp, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: May 15, 2003	/s/ Harry P. Doherty
Harry P. Doherty
Chief Executive Officer

I, Edward J. Klingele, Chief Financial Officer of Staten Island Bancorp, Inc., certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of Staten Island Bancorp, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: May 15, 2003	/s/ Edward J. Klingele
Edward J. Klingele
Chief Financial Officer