Form 10-Q/A
period 2002-06-30
STATEN ISLAND BANCORP INC
filed 2003-05-16
CIK 1042801

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The Registrant had 60,377,107 shares of Common Stock outstanding as of August 6, 2002.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Items 1, 2 and 6 of the Quarterly Report on Form 10-Q of Staten Island Bancorp, Inc. (the “Company”) for the three months ended June 30, 2002, which was originally filed on August 15, 2002 (the “Original Filing”).  As discussed below, the Company’s consolidated financial statements at and for the three and six months ended June 30, 2002 included herein have been restated.  Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of the date of the Original Filing.  This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.  For additional information, see the Company’s Form 10-K/A for the year ended December 31, 2001 and Form 10-K for the year ended December 31, 2002 (SEC File No. 1-13503).

STATEN ISLAND BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2002 (restated) (unaudited)	December 31, 2001
	(000’s omitted, except share data)

ASSETS:
Cash and due from banks	$102,190	$116,846
Federal funds sold	64,000	38,000
Securities available for sale	1,464,012	1,425,739
Federal Home Loan Bank of New York capital stock	109,600	102,900
Loans, net of allowance for loan losses of $22.9 million and $20.0 million at June 30, 2002 and December 31, 2001, respectively	3,299,227	2,806,619
Loans held for sale	1,079,662	1,185,593
Accrued interest receivable	30,454	28,601
Bank premises and equipment, net	43,348	38,939
Intangible assets, net	58,080	58,871
Other assets	213,092	202,945
Total assets	$6,463,665	$6,005,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits
Savings	$1,001,060	$868,028
Certificates of deposit	1,111,285	1,083,900
Money market	520,752	350,558
NOW accounts	133,018	115,349
Demand deposits	507,891	483,493
Total deposits	3,274,006	2,901,328
Borrowed funds	2,551,604	2,451,762
Advances from borrowers for taxes and insurance	21,378	17,495
Accrued interest and other liabilities	42,986	70,665
Total liabilities	5,889,974	5,441,250

STOCKHOLDERS’ EQUITY: (1)
Common stock, par value $.01 per share, 100,000,000 shares authorized, 90,260,624 issued and 60,908,166 outstanding at June 30, 2002 and 90,260,624 issued and 62,487,286 outstanding at December 31, 2001	903	903
Additional paid-in-capital	593,493	569,959
Retained earnings	335,471	317,208
Unallocated common stock held by ESOP	(28,842)	(30,215)
Unearned common stock held by RRP	(14,176)	(14,333)
Treasury stock (29,352,458 shares at June 30, 2002 and 27,773,338 at December 31, 2001), at cost	(326,891)	(289,469)
	559,958	554,053
Accumulated other comprehensive income net of taxes	13,733	9,750
Total stockholders’ equity	573,691	563,803
Total liabilities and stockholders’ equity	$6,463,665	$6,005,053

(1)           Prior period share and related amounts have been adjusted to reflect the 2-for-1 stock split on November 19, 2001.

See accompanying notes to unaudited consolidated financial statements.

STATEN ISLAND BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended June 30, (restated)		For the Six Months Ended June 30, (restated)
	2002	2001	2002	2001
	(000’s omitted, except per share data)
Interest Income:
Loans	$75,755	$64,382	$145,638	$123,831
Securities, available for sale	24,016	28,068	47,841	58,918
Federal funds sold	189	254	698	633
Total interest income	99,960	92,704	194,177	183,382
Interest Expense:
Savings and escrow	4,918	4,516	9,401	8,877
Certificates of deposits	9,811	14,206	20,157	28,136
Money market and NOW	3,985	2,381	7,342	4,128
Borrowed funds	28,379	33,021	56,519	67,822
Total interest expense	47,093	54,124	93,419	108,963
Net interest income	52,867	38,580	100,758	74,419
Provision for Loan Losses	4,990	600	6,490	1,200
Net interest income after provision for loan losses	47,877	37,980	94,268	73,219
Other Income (Loss):
Service and fee income	3,649	2,905	6,871	6,044
Net gain on loan sales	35,054	16,846	72,184	26,401
Unrealized loss on derivative transactions	(160)	—	(1,020)	—
Loan fees	5,063	4,107	11,843	6,194
Other income	4,879	1,796	6,709	3,547
Securities transactions	432	9	599	3
	48,917	25,663	97,186	42,189
Other Expenses:
Personnel	21,728	23,565	61,229	41,762
Commissions	21,105	9,835	41,744	14,733
Occupancy and equipment	3,814	3,068	7,435	6,256
Amortization of intangible assets	153	1,431	298	2,818
Data processing	1,667	1,451	3,373	2,990
Marketing	1,382	788	2,492	1,461
Professional fees	3,059	838	5,719	1,446
Other	9,374	5,618	17,772	10,138
Total other expenses	62,282	46,594	140,062	81,604
Income before provision for income taxes	34,512	17,049	51,392	33,804

Provision for Income Taxes	13,927	6,124	20,783	11,826
Net Income	$20,585	$10,925	$30,609	$21,978
Earnings Per Share:(1)
Basic	$0.36	$0.18	$0.54	$0.36
Fully Diluted	$0.35	$0.17	$0.52	$0.35

Dividends Declared	$0.12	$0.08	$0.23	$0.16

(1)  Prior period amounts have been adjusted to reflect the 2-for-1 stock split on November 19, 2001.

See accompanying notes to unaudited consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (Restated)

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unallocated Common Stock Held By ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income Net of Tax	Total
	(000’s omitted, except share data)
Balance January 1, 2002	$903	$569,959	$(30,215)	$(14,333)	$(289,469)	$—	$317,208	$9,750	$563,803
Change in unrealized appreciation (depreciation) on securities, net of reclassification adjustment and tax effect						3,983		3,983	3,983
Allocation of 228,904 ESOP shares		3,093	1,373						4,466
Earned RRP shares		4		157					161
Cash Dividends paid							(12,317)		(12,317)
Exercise of 752,548 stock options		559			7,970		(29)		8,500
Compensation expense recognized from variable award plan		19,878							19,878
Treasury stock purchases (2,331,668 at cost)					(45,392)				(45,392)
Net Income						30,609	30,609		30,609
Comprehensive Income						$34,592
Balance June 30, 2002	$903	$593,493	$(28,842)	$(14,176)	$(326,891)		$335,471	$13,733	$573,691

See accompanying notes to unaudited consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(UNAUDITED)

	For the Six Months Ended June 30,
	2002 (restated)	2001 (restated)
	(000’s omitted)
Cash Flows From Operating Activities:
Net Income	$30,609	$21,978
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and software amortization	2,880	2,408
(Accretion) and amortization of bond and mortgage premiums and discount	(214)	279
Amortization of intangible assets	298	2,818
Securities impairment charges	100	—
Realized (gain) loss on sale of available for sale securities	(699)	(3)
Expense charge relating to allocation and earned portions of employee benefit plan	25,064	16,388
Provision for loan losses	6,490	1,200
Increase in cash surrender value of BOLI	(3,709)	(3,546)
Gain on sale of loans held for sale	(72,184)	(26,401)
Unrealized loss on derivative transactions	1,020	—
Origination of loans held for sale	(2,412,141)	(1,463,863)
Purchase of loans held for sale	(234,242)	(247,136)
Proceeds from sale of loans held for sale	2,617,029	858,515
Repayment of loans held for sale	207,946	249,885
Increase in net deferred loan fees and costs	(5,167)	(2,509)
Increase in accrued interest receivable	(1,853)	(1,330)
(Increase) decrease in other assets	2,981	(15,511)
(Decrease) increase in accrued interest other liabilities	(23,796)	4,864
Deferred income taxes	(4,032)	(3,025)
Net cash provided by (used in) operating activities	136,380	(604,989)

Cash Flows From Investing Activities:
Maturities and amortization of mortgage-backed securities and CMO’s	297,452	139,326
Maturities and amortization of all other available for sale securities	54,761	72,122
Sales of mortgage-backed securities and CMO’s	—	59,853
Sales of all other available for sale securities	43,322	88,268
Purchases of mortgage-backed securities and CMO’s	(338,730)	(111,980)
Purchases of all other available for sale securities	(94,294)	(51,307)
Principal collected on loans	484,228	515,472
Loans made to customers	(994,073)	(421,458)
Sales of loans	6,326	—
Capital expenditures	(6,780)	(1,872)
Net cash (used in) provided by investing activities	(547,788)	288,424

Cash Flows From Financing Activities:
Net increase in deposit accounts	372,678	224,910
Increase in borrowings	99,842	176,278
Cash dividends paid	(12,317)	(10,190)
Purchase of treasury stock	(45,392)	(42,501)
Exercise of stock options	7,941	1,059
Net cash provided by financing activities	422,752	349,556

Net increase in cash and cash equivalents	11,344	32,991

Cash and cash equivalents, beginning of year	154,846	104,103
Cash and cash equivalents, end of period	$166,190	$137,094

Supplemental Disclosures Of Cash Flow Information:
Cash paid for-
Interest	$92,492	$113,419
Income taxes	$36,248	$13,964
Transferred to ORE	$8,523	$818

See accompanying notes to unaudited consolidated financial statements.

STATEN ISLAND BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Information

ORGANIZATION/FORM OF OWNERSHIP

SI Bank & Trust (the “Bank”), was originally founded as a New York State chartered savings bank in 1864. In August 1997, the Bank converted to a federally chartered mutual savings bank and is now regulated by the OTS. On April 16, 1997, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company (the “Conversion”).  Staten Island Bancorp, Inc. (the “Company”) completed its initial public offering and Conversion on December 22, 1997 and issued 45,130,312 shares of common stock, $.01 par value per share.

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

The Bank has the following wholly owned subsidiaries:

SIB Mortgage Corp. (the “Mortgage Company”),was incorporated in the State of New Jersey in 1998. The Mortgage Company currently originates loans in 42 states and, as of June 30, 2002, had assets totaling $1.3 billion of which $1.1 billion were loans held for sale.

Staten Island Funding Corporation (“SIFC”) is a wholly owned subsidiary of SIBIC, incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust (“REIT”). The assets of SIFC totaled $674.4 million at June 30, 2002.

SIB Investment Corporation (“SIBIC”),was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC.  The consolidated assets of SIBIC at June 30, 2002 were $935.6 million.

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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, and the Bank’s subsidiaries. The Bank’s wholly owned subsidiaries are the Mortgage Company, SIBIC, SIFC and SIBFSC.  All significant intercompany transactions and balances are eliminated in consolidation.

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

The Mortgage Company does retail business as Ivy Mortgage and wholesale business as SIB Mortgage Corp. and is headquartered in Branchburg, New Jersey. The Mortgage Company originates loans in 42 states and sells most of such loans to investors on a servicing released basis with standard mortgage company representations and warranties thereby generating fee income for the Bank. The Bank, in its efforts to manage interest rate risk and maintain yields, retains for its own portfolio certain loans originated by the Mortgage Company.

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

EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and potential common shares, adjusted for the unallocated aggregate 5.6 million shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) and Recognition and Retention Plan (“RRP”) shares in accordance with the Statement of Positions 93-6.  Earnings per share has been computed based on the following for the three months and six months ended June 30, 2002 and 2001.

	For the Three Months Ended June 30, (unaudited)
	2002 (restated)	2001 (restated)
	(000’s omitted, except per share amounts)

Net income	$20,585	$10,925

Divided by:
Weighted average common shares outstanding	56,192	60,884
Weighted average potential common shares	2,666	942
Total weighted average common shares and potential common shares	58,858	61,826
Earnings per share:
Basic	$0.36	$0.18
Fully diluted	$0.35	$0.17

	For the Six Months Ended June 30, (unaudited)
	2002 (restated)	2001 (restated)
	(000’s omitted, except per share amounts)

Net income	$30,609	$21,978

Divided by:
Weighted average common shares outstanding	56,464	61,729
Weighted average potential common shares	2,556	567
Total weighted average common shares and potential common shares	59,020	62,296
Earnings per share:
Basic	$0.54	$0.36
Fully diluted	$0.52	$0.35

The computation of diluted earnings per share includes weighted average common shares outstanding and potential common shares.  Potential common shares that are antidilutive are not included in the computation of diluted earnings per share.

ACCOUNTING FOR GOODWILL

The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, (“SFAS 142”) effective January 1, 2002.  In accordance with SFAS No. 142, the Company is no longer required to amortize goodwill resulting from acquisitions.  At the effective date, the Company had goodwill of $55.3 million, which included core deposit intangibles of $2.4 million.  An annual impairment test of the goodwill will be conducted to determine if there is a need to writedown the goodwill.  Prior to adoption of SFAS 142, the quarterly goodwill amortization expense totaled approximately $1.5 million.

The proforma results if SFAS 142 had been adopted in the prior periods is as follows:

	Three Moths Ended June 30,		Six Months Ended June 30,
	2002 (restated)	2001 (restated)	2002 (restated)	2001 (restated)
	(000’s omitted) (Unaudited)
NET INCOME
Reported net income	$20,585	$10,925	$30,609	$21,978
Add back goodwill amortization, net of tax	—	628	—	1,268
Adjusted net income	$20,585	$11,553	$30,609	$23,246

BASIC EARNINGS PER SHARE
Reported basic earnings per share	$0.36	$0.18	$0.54	$0.36
Goodwill amortization, net of tax	—	0.01	—	0.02
Adjusted basic earnings per share	$0.36	$0.19	$0.54	$0.38

DILUTED EARNINGS PER SHARE
Reported diluted earnings per share	$0.35	$0.17	$0.52	$0.35
Goodwill amortization, net of tax	—	0.01	—	0.02
Adjusted diluted earnings per share	$0.35	$0.18	$0.52	$0.37

The carrying amount of goodwill and other intangible assets (in 000’s) at June 30, 2002 and December 31, 2001 is as follows:

	As of June 30, 2002 (unaudited)			As of December 31, 2001
	Original Amount	Accumulated Amortization	Net Carrying Value	Original Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$64,591	$11,499	$53,092	$64,322	$11,443	$52,879
Core deposit intangibles	2,895	741	2,154	2,895	500	2,395
Total	$67,486	$12,240	$55,246	$67,217	$11,943	$55,274

Estimated future amortization expense (in 000’s) related to the core deposit intangibles, is as follows:

For the year ending

2002	$483
2003	483
2004	483
2005	483
2006	463

DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate derivatives, such as interest rate swaps and Eurodollar futures, are not currently employed by the Company for managing its interest rate risk. The Company, however, does currently utilize derivative instruments, such as forward delivery commitments, to manage exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held for sale. Prior to the closing of a loan, the Company generally extends an interest rate lock commitment to the borrower.  As a result,  the  Company  is  exposed  to subsequent  changes in the level of market interest  rates,  and the spread over Treasuries  required by  investors.  An increase in market interest rates or a widening of spreads will reduce the prices paid by investors and the resultant gain on sale.  To  mitigate  this  risk,  at the time the  Company  extends  the interest rate lock commitment to the borrower, the Company enters into mandatory or best effort commitments to deliver mortgage whole loans to various investors, or  to  issue  Fannie  Mae  and/or  Freddie  Mac  securities  (forward  delivery commitments.) These commitments effectively establish the price the Company will receive for the related mortgage loan thereby minimizing the risk of subsequent changes in interest rates.  At June 30, 2002, the Company had mandatory forward delivery commitments outstanding amounting to $1.2 billion. Such commitments are comprised of the following: $102.0 million in allocated single whole loan sales, $80.0 million of allocated Fannie Mae/Freddie Mac securities, $701.0 million of allocated bulk whole loan sales, and $295.0 million of unallocated forward security sales. The unallocated forward security sales had market depreciation of $1.3 million at June 30, 2002 resulting in a mark to market loss of $160,000 in the second quarter of 2002.

Since its release in 1998, the guidance in SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” has raised questions about whether loan commitments should be accounted for as derivatives. It had been the position of the Company that they should not. On March 13, 2002, the Financial Accounting Standards Board (FASB) cleared Statement 133 Implementation Issue C13 (“Statement 133”), which offers guidance on the question, “In what circumstances must a loan commitment be included in the scope of Statement No. 133 and accounted for as a derivative  instrument?” After clearance of Statement 133 by FASB, the Company identified certain commitments that should be accounted for as derivative instruments in accordance with Statement 133.

The effective date of the implementation guidance in Issue C13 is the first day of the fiscal quarter beginning after April 10, 2002, and accounting for the effects of initially complying with the implementation guidance in Issue C13 is to be reported as a change of accounting principle.  Accordingly, the effective date for the Company is July 1, 2002.  The effect of the initial implementation of Statement 133 is that the Company shall record a pre-tax gain of approximately $6.5 million resulting from the mark to market of certain loan commitments as of July 1, 2002.

SECURITIES - AVAILABLE FOR SALE

The following table sets forth certain information regarding amortized cost and estimated fair values of the Company’s available for sale securities and Federal Home Loan Bank of New York stock at June 30, 2002 and December 31, 2001.

	June 30, 2002 (unaudited)		December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(000’s omitted)		(000’s omitted)
Bonds-Available for Sale:
U.S. Treasuries	$1,015	$1,037	$1,035	$1,082
Govt. Sponsored Agencies	49,708	51,745	55,476	56,470
Industrial and Finance	188,016	180,621	184,964	178,077
Foreign	250	250	250	250
Total Debt Securities	238,989	233,653	241,725	235,879

G.N.M.A. - M.B.S	8,607	8,994	10,347	10,642
F.H.L.M.C. - M.B.S	375,091	383,988	295,432	299,975
F.N.M.A. - M.B.S	438,920	449,917	326,927	331,991
Agency C.M.O.s	109,801	112,225	128,564	130,116
Privately Issued C.M.O.s	206,906	210,180	337,272	343,201
Total Mortgage-Backed and Mortgage Related Securities	1,139,325	1,165,304	1,098,542	1,115,925
Total Bonds - Available for Sale	1,378,314	1,398,957	1,340,267	1,351,804

Equity securities:
Preferred Stock	8,382	8,031	20,352	19,842
Common Stock	21,355	25,376	16,279	19,744
FHLB Common Stock	109,600	109,600	102,900	102,900
IIMF Capital Appreciation Fund	31,246	31,648	31,229	34,349
Total Equity Securities	170,583	174,655	170,760	176,835
Total securities available for sale, and FHLB Common Stock	$1,548,897	$1,573,612	$1,511,027	$1,528,639

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Company’s held for investment loans at the dates indicated.

	June 30, 2002 (unaudited)	December 31, 2001
	(000’s omitted)
Mortgage loans:(1)
Single-family residential	$2,532,942	$2,062,897
Multi-family residential	54,259	48,783
Commercial real estate	391,438	335,260
Construction and land	205,310	245,515
Home equity	17,413	12,815
Total mortgage loans	3,201,362	2,705,270
Other loans:
Student loans	115	288
Passbook loans	8,662	7,477
Commercial business loans	44,666	60,898
Other consumer loans	53,525	42,356
Total other loans	106,968	111,019
Total loans	3,308,330	2,816,289
Plus (less):
Premium on loans purchased	4,533	5,135
Allowance for loan losses	(22,925)	(20,041)
Deferred loan costs	9,289	5,236
Loans, net	$3,299,227	$2,806,619

(1)                                Mortgage loans held for sale at June 30, 2002 and December 31, 2001, were $1.1 billion and $1.2 billion, respectively, and are not included in this table.

DELINQUENT LOANS

The following table sets forth information concerning delinquent loans at the dates indicated.  The amounts presented represent the total outstanding principal balances of the related held in portfolio and held for sale loans, rather than the actual payment amounts which are past due.

90 Days or More	June 30, 2002 (unaudited)	December 31, 2001
	(000’s omitted)

Mortgage loans:
Single-family residential	$5,942	$5,432
Multi-family residential	—	—
Commercial real estate	—	—
Construction and land	282	509
Home equity	29	30
Total mortgage loans	6,253	5,971
Other loans:
Commercial business loans	27	774
Other loans	922	468
Total other loans	949	1,242
Total	$7,202	$7,213

60-89 Days	June 30, 2002 (unaudited)	December 31, 2001
	(000’s omitted)
Mortgage loans:
Single-family residential	$5,873	$5,945
Multi-family residential	—	162
Commercial real estate	402	1,510
Construction and land	68	5,339
Home equity	90	258
Total mortgage loans	6,433	13,214
Other loans:
Commercial business loans	338	42
Other loans	523	586
Total other loans	861	628
Total	$7,294	$13,842

30-59 Days	June 30, 2002 (unaudited)	December 31, 2001
	(000’s omitted)
Mortgage loans:
Single-family residential	$15,371	$15,634
Multi-family residential	196	567
Commercial real estate	3,318	3,848
Construction and land	1,215	9,113
Home equity	236	62
Total mortgage loans	20,336	29,224
Other loans:
Commercial business loans	1,298	1,257
Other loans	1,802	2,645
Total other loans	3,100	3,902
Total	$23,436	$33,126

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING AND NON-ACCRUING ASSETS

The following table sets forth information with respect to non-accruing loans, other real estate owned,  repossessed assets, loans past due 90 days or more and still accruing, and non-accruing securities.

	June 30, 2002 (unaudited)	December 31, 2001
	(000’s omitted)
Non-Accruing Loan Assets
Mortgage loans:
Single-family residential	$7,909	$7,663
Multi-family residential	256	—
Commercial real estate	3,431	4,086
Construction and land	4,792	2,117
Home equity	—	38
Other loans:
Commercial business loans	64	558
Other consumer loans	192	631
Total non-accrual loans	16,644	15,093
Other real estate owned and repossessed assets, net	8,592	1,227
Total non-accruing loan assets	25,236	16,320
Loans past due 90 days or more and still accruing	7,202	7,213
Non-accruing loan assets and loans past due 90 days or more and still accruing	$32,438	$23,533

Total non-accruing loans and real estate owned and repossessed assets to total *HFI & **HFS loans	0.58%	0.41%
Total non-accruing loans and real estate owned and repossessed assets to total assets	0.39%	0.27%
Total non-accrual loans to total *HFI & **HFS loans	0.38%	0.38%
Total non-accrual loans to total assets	0.26%	0.25%

Non-Accruing Security Assets
Non-accruing available for sale securities	$2,150	$—

Non-accruing securities to total securities	0.14%	0.00%
Non-accruing loans and securities assets to total assets	0.29%	0.25%

*   Held for Investment

** Held for Sale

ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	Six Months Ended June 30, (unaudited)		Year Ended December 31,
	2002	2001	2001
	(000’s omitted)
Allowance at beginning of period	$20,041	$14,638	$14,638
Provisions	6,490	1,200	8,757
Charge-offs:
Mortgage loans:
Construction, land and land development	—	—	—
Single-family residential	2,968	67	1,854
Multi-family residential	—	—	—
Commercial real estate	—	—	—
Other loans	1,131	1,456	2,411
Total charge-offs	4,099	1,523	4,265
Recoveries:
Mortgage loans:
Construction, land and land development	15	—	—
Single-family residential	1	129	131
Multi-family residential	—	—	—
Commercial real estate	—	—	—
Other loans	477	351	780
Total recoveries	493	480	911
Allowance at end of period	$22,925	$14,795	$20,041

Allowance for possible loan losses to total non-accruing loans at end of period	137.74%	134.64%	132.78%

Allowance for possible loan losses to total loans at end of period	0.52%	0.42%	0.50%

RESTATEMENT

The Company previously announced that it would restate its financial results for the three and six months ended June 30, 2002 due to certain adjustments which are summarized below.  Data for the three and six months ended June 30, 2001, also have been adjusted, where appropriate, to reflect the restated information based on the items described below.

During the third quarter of 2002, management determined that certain stock options issued under the Company’s Amended and Restated 1998 Stock Option Plan (the “Stock Option Plan”) were exercised under a net cash settlement method, whereby the Company, in effect, repurchased the option shares under the Company’s on-going stock repurchase programs and remitted the excess of the fair market value of the shares over the exercise price to the employee. Under existing accounting standards, the existence of these transactions conducted in this manner required that compensation expense be recorded from the inception date of the plan, on all exercised or vested and unexercised, options equal to the difference between the option exercise price and the fair value of the stock at the exercise date (or at the financial reporting date, whichever is earlier). Increases or decreases in the value of the stock options are subsequently reflected as additional charges or credits to compensation expense in the respective financial reporting period during the time in which this exercise method was allowed. Primarily as a result of variable plan accounting on the Stock Option Plan, total other expenses for the three and six months ended June 30, 2002, increased by $17,000 (pre-tax) and $19.9 million (pre-tax) from the previously reported amounts, respectively.  Effective September 24, 2002, the Company discontinued the practice which led to this accounting treatment; therefore, for quarterly reporting periods subsequent to September 30, 2002, no additional charges or credits to compensation expense will occur as a result of this plan activity.

Management also determined that certain securities, primarily collateralized bond obligations (“CBOs”), with a total carrying value of $24.5 million were other than temporarily impaired at December 31, 2001, and, accordingly, impairment charges of $14.5 million (pre-tax) were reflected in the Company’s restated financial statements at and for the year ended December 31, 2001. This adjustment does not affect total stockholders’ equity at December 31, 2001, as this charge was previously reflected as unrealized depreciation at December 31, 2001, which is shown as a component of stockholders’ equity. The Company previously took impairment charges of $7.3 million (pre-tax) for the three months ended June 30, 2002 and $7.8 million (pre-tax) for the six months ended June 30, 2002 against these securities. These charges have been reversed in the three and six month period ending June 30, 2002.

The Company had not previously reflected dividends paid on unallocated shares in its Employee Stock Ownership Plan (“ESOP”) as compensation expense. As a result, the Company has restated its financial statements to reflect additional compensation expense of $376,000 (pre-tax) and $708,000 (pre-tax) for the three and six months ended June 30, 2002, respectively.  The Company now records dividends on unallocated shares as compensation expense.

The Company previously recognized revenues and expenses on loans when loans were sold by its subsidiary, SIB Mortgage Corp. (the “Mortgage Company” or “SIBMC”), subject to take out commitments. From the time a loan is shipped to the time payment is received by the Mortgage Company, a period of five to 30 days typically elapses. The Company has now determined that gains on loans sold should be recognized at the time payment is received rather than at the time loans are shipped. Due to this timing difference, the Company’s restated financial results reflect a decrease in net gain on loan sales of $345,000 (pre-tax) for the three months ended June 30, 2002 and an increase in net gain on loan sales of $499,000 (pre-tax) for the six months ended June 30, 2002.

Additionally, the Company has revised certain estimates related to certain deferred loan origination costs and fees and its restated financial statements reflect an increase in net deferred costs of $394,000 (pre-tax) for the three months ended June 30, 2002 and an increase of $1.0 million (pre-tax) for the six months ended June 30, 2002 compared to the previously reported amount for the three and six months ended June 30, 2002.  Changes in net deferred costs are reflected in the income statement as increases or decreases in net gain on sale of mortgage loans.

The Company’s restated financial statements also reflect previously unrecorded market depreciation in unallocated forward sales commitments by the Mortgage Company of $160,000 (pre-tax) and $1.0 million (pre-tax)

for the three and six months ended June 30, 2002, respectively. This is reflected through the consolidated income statement as unrealized loss on derivative transactions.

In the fourth quarter of 2002 management determined that the effective tax rate of the consolidated company was 41.1% instead of the 37.5% and 38.4% used in the first and second quarters of 2002, respectively. The increase in the effective tax rate was due to the level of income as compared to the permanent tax differences and the various state tax rates that the Company operates in.  As a result for the first six months of 2002 management determined to increase the tax expense by $2.0 million rather than recording the entire amount due to the change in the tax rate in the fourth quarter of 2002.

The following is a summary of the effect of restatement on the Company’s consolidated financial statements at or for the periods reflected.

	Selected Balance Sheet Data At June 30, 2002 (unaudited)
	As Previously Reported	As Restated
	(000’s omitted)
Loans held for sale, net	$1,079,906	$1,079,662
Other assets	194,493	213,092
Total Assets	6,445,310	6,463,665

Accrued interest and other liabilities	40,986	42,986

Additional paid-in-capital	546,779	593,493
Retained earnings	369,478	335,471
Accumulated other comprehensive income, net of taxes	10,085	13,733
Total stockholders’ equity	557,336	573,691

	Summary Income Statement Data
	For the Quarter Ended June 30, 2002 (unaudited)		For the Six Months Ended June 30, 2002 (unaudited)
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(000’s omitted, except per share data)
Net gains on loan sales	$35,793	$35,054	$70,648	$72,184
Unrealized loss on derivative transactions	—	(160)	—	(1,020)
Securities transactions	(6,818)	432	(7,151)	599
Personnel	21,336	21,728	40,644	61,229
Income before provision for income taxes	28,553	34,512	63,711	51,392
Provision for Income Taxes	10,973	13,927	24,148	20,783
Net Income	17,580	20,585	39,563	30,609

Earnings per share
Basic	$0.31	$0.36	$0.70	$0.54
Fully diluted	0.31	0.35	0.69	0.52

	Selected Cash Flow Data For the Six Months Ended June 30, 2002 (unaudited)
	As Previously Reported	As Restated
	(000’s omitted)

Net Income	$39,563	$30,609

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Securities impairment charges	7,850	100
Expense charge relating to allocation and earned portions of employee benefit plans	6,019	25,064
Unrealized loss on derivative transactions	—	1,020
Increase in deferred loan fees and costs	(5,411)	(5,167)
Increase in other assets	(23,682)	2,981
Deferred income taxes	1,094	(4,032)
Net cash provided by (used in) operating activities (1)	(77,724)	136,380

Cash flows from investing activities (1)
Net cash used in investing activities	(337,448)	(547,788)

Cash flows from financing activities (1)
Cash dividends paid	(13,024)	(12,317)
Net cash provided by financing activities	426,516	422,752
Net increase in cash and cash equivalents(2)	11,344	11,344

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in portions of this document and the Company’s Annual Report to Stockholders, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

CHANGES IN FINANCIAL CONDITION

The Company recorded total assets of $6.5 billion at June 30, 2002 compared to total assets of $6.0 billion at December 31, 2001.  The growth in assets of $458.6 million or 7.6% was primarily due to an increase of $492.6 million in loans and an increase of $38.3 million in securities available for sale.  These increases were partially offset by a $105.9 million decline in loans held for sale. The increase in loans was due to loan originations of $610.9 million by the Bank in the first six months of 2002 and the retention of $383.1 million in loans originated by the Mortgage Company for the Bank’s portfolio.  The originations by the Bank are primarily residential loans and, to a lesser extent, loans secured by commercial real estate.  This level of originations continues to reflect the Bank’s business development efforts to originate both residential and commercial loans in its primary market area and the continued growth of its broker business.  The Mortgage Company originations retained for the Bank’s portfolio are primarily higher yielding adjustable rate loans.  The increase in securities available for sale was due to management’s plan to invest excess cash flows in the securities portfolio.  Loans held for sale  decreased  due to loan  sales  of $2.9  billion  by the  Mortgage  Company compared to originations  of $2.8 billion by the Mortgage  Company for the first six months of 2002.  The level of loans sold reflects the Mortgage Company’s increased efficiencies in the area of shipping loans.  In the current rate environment, the mortgage banking refinance index and purchase index are at all time highs and it is anticipated that originations by the Mortgage Company will reach $1.8 billion in the third quarter of 2002.

Deposits increased $372.7 million or 12.8% during the first six months of 2002 and totaled $3.3 billion at June 30, 2002.  This increase was primarily due to a $170.2 million increase in money market accounts and a $133.0 million increase in savings accounts.  This  increase  in money  market  accounts  is primarily due to the “Bank Edge” account which is a higher yielding money market account  which also requires the opening of a  non-interest  bearing DDA account and is promoted  primarily in the Bank’s  Brooklyn and New Jersey  markets.  The growth in savings accounts was due to the current interest rate environment and the current uncertainty of the stock market making this product attractive to depositors.  Core deposits, which consist of savings, money market, NOW and DDA accounts, represented 66.1% of total deposits at June 30, 2002.  The Company believes that it can maintain this level of core deposits primarily due to the quality customer service offered by the Bank and the current rate environment.

During the first six months of 2002 the Bank opened four branches in the State of New Jersey increasing its branch network to 34 locations.  The four new branches had total deposits of $34.9 million at June 30, 2002.  The Bank plans to continue this strategy of opening de-novo branches to increase deposits and expand its market area when acceptable locations can be found.

The Company’s borrowings at June 30, 2002 were $2.6 billion compared to $2.5 billion at December 31, 2001.  Borrowings as a percentage of assets at June 30, 2002 were 39.5% compared to 40.8% at December 31, 2001.  Borrowings at June 30,  2002  consisted  of  Federal  Home  Loan  Bank  advances  of $1.9  billion, repurchase  agreements of $567.5  million  and a line of credit between the Mortgage  Company and two individual  financial  institutions  of $129.1 million.  The Mortgage Company’s obligations under these repurchase agreements are fully guaranteed by the Bank. The growth in borrowings is primarily due to the level of originations at the Mortgage Company.

Stockholders’ equity amounted to $573.7 million at June 30, 2002 and $563.8 million at December 31, 2001 or 8.8% and 9.4% of total assets at such dates, respectively.  The increase of $9.9 million was due to net income of $30.6 million, an allocation of Employee Stock Ownership Plan (“ESOP”) shares and Recognition and Retention Plan (“RRP”) shares resulting in an increase of $4.6 million, the exercise of 752,548 stock options resulting in an increase of $8.5 million and an $4.0 million increase in the unrealized appreciation on securities available for sale, net of taxes.  These increases were partially offset by the purchase of 2.3 million shares of the Company’s common stock at a cost of $45.4 million and aggregate cash dividend payments of $12.3 million. The tangible book value per share of the Company’s common stock was $8.47 at June 30, 2002 compared to $8.08 at December 31, 2001.

RESULTS OF OPERATIONS

The Company reported net income of $20.6 million or $0.35 per fully diluted share for the three months ended June 30, 2002 compared to net income of $10.9 million or $0.17 per fully diluted share for the comparable time period last year.  The return on average equity and average assets for the three months ended June 30, 2002 were 14.79% and 1.30%, respectively, compared to 7.73% and 0.79%, respectively, for the comparable time period in the prior year.

The increase in net income for the quarter ended June 30, 2002 compared to the same quarter one year ago was due to an increase of $23.3 million in other income and a $14.3 million increase in net interest income.  These increases were offset by a $15.7 million increase in total other expenses, a $4.4 million  increase in the provision for loan losses and a $7.8 million increase in the provision for income taxes.

For the six-month  period ended June 30, 2002, the Company reported net income of $30.6 million or $0.52 per fully diluted share compared to $22.0 million or $0.35 per fully diluted share for the comparable time period in the prior year. The return on average equity and average assets for the six-month period ended June 30, 2002 was 11.09% and 0.99%, respectively, compared to 7.72% and 0.81%, respectively, for the six-month period ended June 30, 2001.

The increase in net income for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001 was due to an increase of $55.0 million in other income and a $26.3 million increase in net interest income.  These  increases were offset by a $58.5 million increase in total other expenses, a $9.0 million increase in the provision for income taxes and a $5.3 million increase in the provision for loan losses.

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

	Three Months Ended June 30, (unaudited)
	2002			2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(000’s omitted)
Interest-earning assets:
Loans receivable (1):
Real estate loans	$4,100,486	$73,529	7.19%	$3,262,392	$61,625	7.58%
Other loans	105,857	2,226	8.43%	118,119	2,757	9.36%
Total loans	4,206,343	75,755	7.22%	3,380,511	64,382	7.64%
Securities (2)	1,647,438	24,016	5.85%	1,759,556	28,068	6.40%
Other interest-earning assets (3)	52,307	189	1.45%	32,666	254	3.11%
Total interest-earning assets	5,906,088	99,960	6.79%	5,172,733	92,704	7.19%
Noninterest-earning assets	449,594			402,759
Total assets	$6,355,682			$5,575,492

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$621,252	3,985	2.57%	$291,161	2,381	3.28%
Savings and escrow accounts	996,026	4,918	1.98%	808,755	4,516	2.24%
Certificates of deposit	1,101,234	9,811	3.57%	1,020,103	14,206	5.59%
Total	2,718,512	18,714	2.76%	2,120,019	21,103	3.99%
Total Other Borrowings	2,526,681	28,379	4.51%	2,392,163	33,021	5.54%
Total interest-bearing liabilities	5,245,193	47,093	3.60%	4,512,182	54,124	4.81%
Noninterest-bearing liabilities (4)	552,338			496,514
Total liabilities	5,797,531			5,008,696
Stockholders’ equity	558,151			566,796
Total liabilities and stockholders’ equity	$6,355,682			$5,575,492
Net interest-earning assets	$660,895			$660,551
Net interest income/interest rate spread		$52,867	3.19%		$38,580	2.38%
Net interest margin			3.59%			2.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.60%			114.64%

(1)   The average balance of loans receivable includes non-accruing loans, interest on which is recognized on a cash basis.

(2)   Securities include the Bank’s investment in FHLB of New York stock.

(3)   Includes money market accounts, federal funds sold and interest-earning bank deposits.

(4)   Consists primarily of demand deposit accounts.

	Six Months Ended June 30, (unaudited)
	2002			2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(000’s omitted)
Interest-earning assets:
Loans receivable (1):
Real estate loans	$3,979,497	$141,182	7.15%	$3,123,188	$118,244	7.63%
Other loans	105,996	4,456	8.48%	118,519	5,587	9.51%
Total loans	4,085,493	145,638	7.19%	3,241,707	123,831	7.70%
Securities (2)	1,616,029	47,841	5.97%	1,818,560	58,918	6.53%
Other interest-earning assets (3)	91,644	698	1.54%	33,324	633	3.83%
Total interest-earning assets	5,793,166	194,177	6.76%	5,093,591	183,382	7.26%
Noninterest-earning assets	439,232			368,392
Total assets	$6,232,398			$5,461,983
Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$571,125	7,342	2.59%	$266,727	4,128	3.12%
Savings and escrow accounts	956,216	9,401	1.98%	796,880	8,877	2.25%
Certificates of deposit	1,090,578	20,157	3.73%	1,000,032	28,136	5.67%
Total	2,617,919	36,900	2.84%	2,063,639	41,141	4.02%
Total Other Borrowings	2,501,454	56,519	4.56%	2,344,761	67,822	5.83%
Total Interest-bearing liabilities	5,119,373	93,419	3.68%	4,408,400	108,963	4.98%
Noninterest-bearing liabilities (4)	556,346			479,607
Total liabilities	5,675,719			4,888,007
Stockholders’ equity	556,679			573,976
Total liabilities and stockholders’ equity	$6,232,398			$5,461,983
Net interest-earning assets	$673,793			$685,191
Net interest income/interest rate spread		$100,758	3.08%		$74,419	2.28%
Net interest margin			3.51%			2.95%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.16%			115.54%

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

	Three Months Ended June 30, 2002 compared to 2001 (unaudited)
	Increase (decrease) due to
	Rate	Volume	Total
	(000’s omitted)
Interest-earning assets:
Loans receivable:
Real estate loans	$(3,256)	$15,160	$11,904
Other loans	(260)	(271)	(531)
Total loans receivable	(3,516)	14,889	11,373
Securities	(2,329)	(1,723)	(4,052)
Other interest-earning assets	(174)	109	(65)
Total interest-earning assets	(6,019)	13,275	7,256

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	(606)	2,210	1,604
Savings and escrow accounts	(563)	965	402
Certificates of deposit	(5,451)	1,056	(4,395)
Total	(6,620)	4,231	(2,389)
Borrowings	(6,418)	1,776	(4,642)
Total interest-bearing liabilities	(13,038)	6,007	(7,031)

Net change in net interest income	$7,019	$7,268	$14,287

	Six Months Ended June 30, 2002 compared to 2001 (unaudited)
	Increase (decrease) due to
	Rate	Volume	Total
	(000’s omitted)
Interest-earning assets:
Loans receivable:
Real estate loans	$(7,823)	$30,761	$22,938
Other loans	(573)	(558)	(1,131)
Total loans receivable	(8,396)	30,203	21,807
Securities	(4,834)	(6,243)	(11,077)
Other interest-earning assets	(548)	613	65
Total interest-earning assets	(13,778)	24,573	10,795

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	(802)	4,016	3,214
Savings and escrow accounts	(1,137)	1,661	524
Certificates of deposit	(10,344)	2,365	(7,979)
Total	(12,283)	8,042	(4,241)
Borrowings	(15,603)	4,300	(11,303)
Total interest-bearing liabilities	(27,886)	12,342	(15,544)
Net change in net interest income	$14,108	$12,231	$26,339

INTEREST INCOME

The Company’s interest income for the three months ended June 30, 2002 was $100.0 million compared to $92.7 million for the three months ended June 30, 2001. The $7.3 million increase was due to an $11.4 million increase in interest income, from loans, partially offset by a $4.1 million decrease in interest income from securities. The increase in interest income from loans was due to an $825.8 million increase in the average balance of the loan portfolio partially offset by a decline in the average yield on the loan portfolio from 7.64% for the second quarter of 2001 to 7.22% for the second quarter of 2002. The increase in the  average  balance  of the  loan  portfolio  was  due  to  increased  loan originations by the Bank, the retention of higher  yielding loans  originated by the Mortgage Company for the Bank’s portfolio and the increase in loans held for sale by the  Mortgage  Company.  The  decrease in the average  yield on the loan portfolio was due to the generally lower interest rate environment over the past twelve months resulting in increased prepayments and satisfactions, the downward repricing  of  adjustable  rate  loans  and the  origination  of  loans at lower interest  rates.  The decrease in interest income from securities was due to a $112.1 million decline in the average balance of the securities portfolio and a 55 basis point decline in the average yield on the securities portfolio to 5.85% for the second quarter of 2002 compared to 6.40% for the second quarter of 2001. The decrease in the average balance of the securities portfolio was due to the use of cash flows generated by the securities portfolio to fund higher yielding loan originations at both the Bank and the Mortgage Company.  The decline in the average yield on the securities portfolio was primarily due to the lower rate environment and the accelerated paydown of higher yielding mortgage-backed securities in this interest rate environment.

Total interest income for the six-month period ended June 30, 2002 was $194.2 million compared to $183.4 million for the first six months of 2001. The increase of $10.8 million was due to a $21.8 million increase in interest income from loans partially offset by an $11.1 million decrease in interest income from securities.  The increase in interest income from loans was due to an $843.8 million increase in the average balance of loans partially offset by a 51 basis point decline in the average yield on loans to 7.19% for the six months ended June 30, 2002. The increase in the average balance of loans was primarily due to the growth of originations at the Mortgage  Company  resulting in an increase in loans held for sale and an  increase  in the amount of loans  originated  by the Mortgage  Company  and  retained  for the Bank’s  portfolio.  The decline in the average yield on loans is due to substantially the same reasons as previously stated for the quarter.

INTEREST EXPENSE

The Company’s total interest expense was $47.1 million for the second quarter of 2002 compared to $54.1 million for the second quarter of 2001.  The decrease of $7.0 million was due to a $4.4 million decrease in interest expense on certificates of deposit and a $4.6 million decrease in interest expense on borrowed funds. These decreases were partially offset by a $1.6 million increase in interest expense on money market and NOW accounts.  The decrease in interest expense on certificates of deposit was due to a 201 basis point decrease in the average cost of certificates of deposit to 3.57% for the second quarter of 2002 primarily due to the lower interest rates over the past twelve months.  The decline in  interest  expense  on  borrowed  funds was due to a 103 basis  point decline in the average  cost of  borrowings  to 4.51% for the second  quarter of 2002.  The decline in the average cost of  borrowings  was due to the lower rate environment  resulting  in  new  borrowings  at  lower  rates  compared  to  the borrowings coming due. The decline in interest expense on borrowings, due to the decline in the average cost, was partially offset by a $134.5 million increase in the average balance of borrowings.  The increase in the average balance of borrowings was due to the Bank’s funding requirements, particularly with respect to higher yielding loan originations. The increase in interest expense for money market and NOW accounts was due to a $330.1 million increase in the average balance of money market and NOW accounts in the second quarter of 2002 compared to the first quarter of 2001.  This increase was partially offset by a 71 basis point decline in the average cost to 2.57% for the second quarter of 2002. The increase in the average balance of money market and NOW accounts was due to the promotion of a premium money market account which required the opening of a DDA account to develop banking relationships and, to a lesser extent, the opening of four new branches in the first half of 2002.

For the first six months of 2002 the Company’s interest expense was $93.4 million compared to $109.0 million for the same time period in the prior year.  The  decrease  of $15.5  million was due to an $8.0  million  decrease in interest  expense on  certificates  of deposit and an $11.3 million  decrease in interest  expense on borrowed funds.  These decreases were partially offset by a $3.2 million increase in interest expense on money market and NOW accounts.  The decrease in interest expense on certificates of deposit was due to the average cost for the first six months of 2002 declining to 3.73% from 5.67% for the first six months of 2001.  The decline in the average cost was due to the lower interest rate environment over the past twelve months.  The decline in interest expense on borrowed  funds was due to a 127 basis point decline in the average cost from 5.83% for the first six months of 2001 to 4.56% for the first six months of 2002. In this period of lower interest rates, the Company has extended the maturities of certain borrowings to limit its interest rate risk exposure in a rising rate environment.

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

The Company’s net interest rate spread and net interest rate margin for the  three-month  period ended June 30, 2002 was 3.19% and 3.59%,  respectively, compared to 2.38% and 2.99%, respectively, for the three-month period ended June 30, 2001.

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

The improvement in the Company’s net interest rate spread and margin continues to be driven by the favorable interest rate environment which results in lower funding costs. The growth of the Company’s earning assets has also led to improvements in the interest rate spread and margin.  The  Company  will continue to retain higher yielding loans  originated by the Mortgage  Company to maintain  asset yields and closely  monitor its  repricing  of  interest-bearing liabilities  and,  when  the  opportunity  exists,   extend  the  maturities  of certificates of deposit and borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the second quarter of 2002 was $5.0 million compared to $600,000 for the second quarter of 2001. The increase in the loan loss provision was due to the increase in net chargeoffs, current economic conditions and increased origination volumes at both the Bank and Mortgage Company.  Net chargeoffs for the second quarter of 2002 were $3.2 million compared to $506,000 for the second quarter of 2001.  The increase in net chargeoffs was primarily due to $1.4 million in chargeoffs on loans transferred to Other Real Estate Owned (“OREO”) at net realizable value and a $1.6 million chargeoff relating to the sale of $5.3 million of loans by the Mortgage Company that did not meet secondary market standards.

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

TOTAL OTHER INCOME

Total other income was $48.9 million for the second quarter of 2002 compared to $25.7 million for the second quarter of 2001.  The increase of $23.2 million was primarily due to an $18.2 million increase in net gains on loan sales and a $3.1 million increase in other income.  The increase in net gains on loan sales was due to increased volume and an increase in the average gross margins. The increase in the volumes of shipped loans to $1.6 billion for the second quarter of June 2002 was due to the record level of originations and increased efficiencies in packaging and shipping loans.  The increase in the average gross margin from 2.27% for the second quarter of 2001 to 2.54% for the second quarter of 2002 was primarily due to the increase in the higher margin Alt-A product.  In the second quarter of 2002 Alt-A production represented 34.8% of total sales compared to 17.5% of total sales in the second quarter of 2001.  The increase in other income was due to the receipt of a one time liquidating dividend from the Company’s former data processing provider.

Total other income was $97.2 million for the first six months of 2002 compared to $42.2 million for the six months of 2001.  The increase of $55.0 million was due to a $45.8 million increase in net gains on loan sales, a $5.6 million increase in loan fees and a $3.2 million increase in other income.  These increases were partially offset by a $1.0 million net loss on derivative transactions. The increase in net gains on loan sales was due to increased volumes of loan originations and the average gross margin remaining stable at 2.60% for the first six months of 2002 and 2.56% for the first six months of 2001.  The increased volumes were due to the current interest rate environment and the continued expansion of the Mortgage Company.  The margin remained stable due to the growth in the wholesale and correspondent business channel originations which resulted in lower margins being offset by the growth in Alt-A production which resulted in higher margins.  The increase in loan fees was due to increased volumes at both the Bank and Mortgage Company.  The increase in other income was due substantially to the same reasons as previously discussed for the quarter.  The net loss on derivative transactions was due to the mark to market loss on unallocated forward security sales resulting from the movement of interest rates.

The Company recorded a net security gain of $432,000 for the second quarter of 2002 compared to a net gain of $9,000 for the second quarter of 2001. For the six months ended June 30, 2002 net security gains were $599,000 compared to a net security gain of $3,000 for the first six months of 2001.  The Company recorded an additional $100,000 impairment charge in the first quarter of 2002 on a bond which was determined to be other than temporarily impaired in the fourth quarter of 2001 and written down at that time.

The Mortgage Company sells various types of loans in the secondary market.  The following table summarizes loans sold and gross margins realized by type of loan.

	Quarter ended June 30, 2002 (unaudited)			Year to Date June 30, 2002 (unaudited)
Type	Volume	Gain	Gross Margin	Volume	Gain	Gross Margin
Agency	$655,014	$12,873	1.97%	$1,358,529	$29,027	2.14%
Government	284,851	7,119	2.50%	634,597	15,724	2.48%
Jumbo	82,821	1,312	1.58%	213,656	3,357	1.57%
ALT-A	553,160	18,426	3.33%	846,217	30,730	3.63%
Sub Prime	17,140	673	3.93%	27,706	1,170	4.22%
Total	$1,592,986	$40,403	2.54%	$3,080,705	$80,008	2.60%

	Quarter ended June 30, 2001 (unaudited)			Year to Date June 30, 2001 (unaudited)
Type	Volume	Gain	Gross Margin	Volume	Gain	Gross Margin
Agency	$454,129	$8,360	1.84%	$608,167	$12,803	2.11%
Government	101,624	2,428	2.39%	160,069	4,639	2.90%
Jumbo	72,328	823	1.14%	100,764	1,339	1.33%
ALT-A	135,758	5,673	4.18%	193,670	8,340	4.31%
Sub Prime	10,280	287	2.79%	13,609	406	2.98%
Total	$774,119	$17,571	2.27%	$1,076,279	$27,527	2.56%

The Mortgage Company originates loans through various channels.  The following table summarizes application volumes by channel.

	Quarter Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
Channel	2002 Volume	2001 Volume	2002 Volume	2001 Volume
Consumer Direct	$365,278	$102,905	$599,840	$149,545
Retail	807,173	673,065	1,589,190	1,349,971
Wholesale	1,637,634	606,279	2,865,037	1,071,194
Bulk Purchase	26,726	—	26,726	—
Total	$2,836,811	$1,382,249	$5,080,793	$2,570,710

TOTAL OTHER EXPENSES

Total other expenses for the second quarter of 2002 were $62.3 million compared to $46.6 million for the second quarter of 2001. The increase of $15.7 million was primarily due to an increase of $11.3 million in commission expense, a $2.2 million increase in professional fees and a $3.8 million increase in other expenses.  The increase in commission expense reflects the growth of the Mortgage Company.  The increase in professional fees is primarily due to the hiring of contract workers at the mortgage-banking subsidiary in response to the increased origination volumes. The increase in other expenses primarily reflects the growth and expansion of the Mortgage Company over the past year to properly handle the increased volumes and expansion.  These increases were partially offset by a $1.8 million decrease in personnel expense.  The personnel expense decrease reflects a $6.5 million reduction in the non-cash expense primarily related to the stock option plan, which was partially offset by a $4.2 million increase at the Mortgage Company resulting from expansion and growth, as well as an $800,000 increase in personnel expense relating to branch expansion, incentives and normal merit pay increases at the Bank.

Total other expenses for the first half of 2002 were $140.1 million compared to $81.6 million for the comparable time period last year. The increase of $58.5 million was due to a $19.5 million increase in personnel expenses,  a $27.0 million  increase in commissions,  a $4.3 million increase in professional fees and a $7.6  million  increase  in other  expenses.  These increases were partially offset by a $2.5 million decrease in the amortization expense related to goodwill due to the change in generally accepted accounting principles.  The increase in personnel expense was primarily due to an $8.9 million increase due to growth at the Mortgage Company, an $8.7 million increase in the non-cash expense  related  to the  stock option plan and a $1.9 million  increase at the Bank due to expansion, incentives, normal merit pay increase and medical insurance costs at the Bank. The increase in commission expense was due to the increased level of originations at the Mortgage Company compared to the same time period in the prior year.  The increase in professional fees was due to the use of contract workers at the Mortgage Company in response to the increased volumes for the first half of the year. The increase in other expenses was due to the growth and expansion at the Mortgage Company.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter of 2002 was $13.9 million compared to $6.1 million for the same period in 2001.  This resulted in an effective tax rate of 40.4% for the second quarter of 2002 and 35.9% for the second quarter of 2001.  The provision for income taxes for the first half of 2002 was $20.8 million compared to $11.8 million for the same time period in the prior year.  This resulted in an effective tax rate of 40.4% for the 2002 period and 35.0% for the 2001 period.  The primary reason for the increase in the provision for income taxes for both the three and six month periods ended June 30, 2002 compared to the same time frames in the prior years was the increase in the effective tax rate and the increase in net income before the provision for income taxes.  The increase in the effective tax rate was primarily due to a change in the Company’s mix of business including the volumes of loan originations in states with higher corporate tax rates and the level of income as compared to the permanent tax differences.

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

Mortgage Banking.  The Company’s Mortgage Banking segment activities, which are conducted through the Mortgage Company primarily include the origination of residential real estate loans either for sale into the secondary market or, to a lesser extent, for retention in the Bank’s portfolio. The loans are originated throughout a network in 42 states.  Loans not retained for the Bank’s portfolio are sold to investors, including certain government sponsored agencies. Loans originated during the first six months of 2002 were $2.8 billion, consisting primarily of fixed-rate and adjustable-rate residential loans, and loans sold were $2.9 billion, of which $383.1 million were sold to the Bank.

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

Segment Reporting Table

For Three and Six Months Ended June 30, 2002 and 2001

	Quarter Ended June 30, 2002 (unaudited and restated)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items(1)	Total
	(000’s omitted)
Interest income	$22,959	$90,398	$(13,397)	$99,960
Interest expense	14,269	46,221	(13,397)	47,093
Net interest income	8,690	44,177	—	52,867
Provision for loan losses	3,890	1,100	—	4,990
Other income (loss):
Service and fee income	—	3,649	—	3,649
Net gains (losses) on loan sales	38,414	(571)	(2,789)	35,054
Unrealized gain on derivative transactions	(160)	—	—	(160)
Loan fees (costs)	5,298	(235)	—	5,063
Other income	—	4,879	—	4,879
Securities transactions	—	432	—	432
Total other income	43,552	8,154	(2,789)	48,917
Other expenses	42,114	20,168	—	62,282
Income before provision for income taxes	6,238	31,063	(2,789)	34,512
Provision for income taxes	2,589	12,370	(1,032)	13,927
Net income	$3,649	$18,693	$(1,757)	$20,585
Total assets at June 30, 2002	$1,291,623	$6,325,204	$(1,153,162)	$6,463,665

	Quarter Ended June 30, 2001 (unaudited and restated)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items(1)	Total
	(000’s omitted)
Interest income	$15,229	$86,389	$(8,914)	$92,704
Interest expense	8,914	54,124	(8,914)	54,124
Net interest income	6,315	32,265	—	38,580
Provision for loan losses	85	515	—	600
Other income (loss):
Service and fee income	—	2,905	—	2,905
Net gains (losses) on loan sales	17,572	(611)	(115)	16,846
Loan fees	3,863	244	—	4,107
Other income	—	1,796	—	1,796
Securities transactions	—	9	—	9
Total other income (loss)	21,435	4,343	(115)	25,663
Other expenses	20,711	25,883	—	46,594
Income before provision for income taxes	6,954	10,210	(115)	17,049
Provision for income taxes	3,050	3,116	(42)	6,124
Net income	$3,904	$7,094	$(73)	$10,925
Total assets at June 30, 2001	$1,063,994	$5,634,443	$(1,061,173)	$5,637,264

	Year to Date June 30, 2002 (unaudited and restated)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items(1)	Total
	(000’s omitted)
Interest income	$45,274	$176,761	$(27,858)	$194,177
Interest expense	29,371	91,906	(27,858)	93,419
Net interest income	15,903	84,855	—	100,758
Provision for loan losses	4,590	1,900	—	6,490
Other income (loss):
Service and fee income	—	6,871	—	6,871
Net gains (losses) on loan sales	80,294	(445)	(7,665)	72,184
Unrealized gain on derivative transactions	(1,020)	—	—	(1,020)
Loan fees	11,313	530	—	11,843
Other Income	—	6,709	—	6,709
Securities transactions	—	599	—	599
Total other income (loss)	90,587	14,264	(7,665)	97,186
Other expenses	81,023	59,039	—	140,062
Income before provision for income taxes	20,877	38,180	(7,665)	51,392
Provision for income taxes	8,664	14,955	(2,836)	20,783
Net income	$12,213	$23,225	$(4,829)	$30,609

	Year to Date June 30, 2001 (unaudited and restated)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items(1)	Total
	(000’s omitted)
Interest income	$23,634	$173,349	$(13,601)	$183,382
Interest expense	14,784	107,780	(13,601)	108,963
Net interest income	8,850	65,569	—	74,419
Provision for loan losses	335	865	—	1,200
Other income (loss):
Service and fee income	—	6,044	—	6,044
Net gains (losses) on loan sales	27,526	(934)	(191)	26,401
Loan fees	5,822	372	—	6,194
Other income	—	3,547	—	3,547
Securities transactions	—	3	—	3
Total other income (loss)	33,348	9,032	(191)	42,189
Other expenses	32,457	49,147	—	81,604
Income before provision for income taxes	9,406	24,589	(191)	33,804
Provision for income taxes	3,908	7,988	(70)	11,826
Net income	$5,498	$16,601	$(121)	$21,978

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

CAPITAL

At June 30, 2002, the Bank had regulatory capital that was well in excess of all regulatory requirements set by the OTS.  The current requirements and the Bank’s actual levels are detailed below (000’s omitted) (unaudited):

	Required Capital		Actual Capital		Excess Capital
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital	$95,281	1.50%	$426,850	6.72%	$331,569	5.22%
Core capital	$254,169	4.00%	$429,004	6.75%	$174,835	2.75%
Risk-based capital	$276,170	8.00%	$447,034	12.95%	$170,864	4.95%

Part II	Other Information

Item 6	Exhibits and Reports on Form 8-K

	a.	Exhibits

		99.1	Section 1350 Certification of the Chief Executive Officer
		99.2	Section 1350 Certification of the Chief Financial Officer

	b.	Reports on Form 8-K

On July 15, 2002, Staten Island Bancorp filed a current report on form 8-K that included the press release regarding the $7.4 million writedown of two asset backed securities due to permanent impairment of these securities.

On July 22, 2002, Staten Island Bancorp filed current report on Form 8-K that included the press release announcing the intention of the Company to repurchase up to 3,040,000 shares of the Company’s Common stock.

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

Date: May 15, 2003	/s/ Edward. J. Klingele
Edward J. Klingele
Chief Financial Officer