Form 10-Q/A
period 2002-09-30
STATEN ISLAND BANCORP INC
filed 2003-05-16
CIK 1042801

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

TABLE OF CONTENTS

		PAGE

EXPLANATORY NOTE		1

Part I	FINANCIAL INFORMATION

	Item 1 Financial Statements

	Unaudited Consolidated Statements of Financial Condition (As of September 30, 2002 and December 31, 2001)	2

	Unaudited Consolidated Statements of Income (For the three and nine months ended September 30, 2002 and for the three and nine months ended September 30, 2001)	3

	Unaudited Consolidated Statement of Changes in Stockholders’ Equity (For the nine months ended September 30, 2002)	4

	Unaudited Consolidated Statements of Cash Flows (For the nine months ended September 30, 2002 and 2001)	5

	Notes to Unaudited Consolidated Financial Statements	6

	Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Part II	OTHER INFORMATION

	Item 6 Exhibits and Reports on Form 8-K	32

	SIGNATURES	33

	CERTIFICATIONS	34

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Items 1, 2 and 6 of the Quarterly Report on Form 10-Q of Staten Island Bancorp, Inc. (the “Company”) for the three months ended September 30, 2002, which was originally filed on November 14, 2002 (the “Original Filing”).  As discussed below, the Company’s consolidated financial statements at and for the three and nine months ended September 30, 2002 included herein have been restated.  Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of the date of the Original Filing.  This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.  For additional information, see the Company’s Form 10-K/A for the year ended December 31, 2001 and Form 10-K for the year ended December 31, 2002 (SEC File No. 1-13503).

STATEN ISLAND BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2002 (Restated) (Unaudited)	December 31, 2001
	(000’s omitted, except share data)
ASSETS:
Cash and due from banks	$113,753	$116,846
Federal funds sold	395,000	38,000
Securities available for sale	1,088,032	1,425,739
Federal Home Loan Bank of New York capital stock	114,150	102,900
Loans, net of allowance for loan losses of $23.9 million and $20.0 million at September 30, 2002 and December 31, 2001, respectively	3,287,367	2,806,619
Loans held for sale	1,528,037	1,185,593
Accrued interest receivable	32,803	28,601
Bank premises and equipment, net	45,540	38,939
Intangible assets, net	58,094	58,871
Other assets	219,092	202,945
Total assets	$6,881,868	$6,005,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Savings	$1,012,470	$868,028
Certificates of deposit	1,153,951	1,083,900
Money market	579,961	350,558
NOW accounts	132,892	115,349
Demand deposits	574,654	483,493
Total deposits	3,453,928	2,901,328
Borrowed funds	2,746,151	2,451,762
Advances from borrowers for taxes and insurance	26,602	17,495
Accrued interest and other liabilities	64,680	70,665
Total liabilities	6,291,361	5,441,250

STOCKHOLDERS’ EQUITY: (1)
Common stock, par value $.01 per share, 100,000,000 shares authorized, 90,260,624 issued and 60,227,107 outstanding at September 30, 2002 and 90,260,624 issued and 62,487,286 outstanding at December 31, 2001	903	903
Additional paid-in-capital	581,907	569,959
Retained earnings	374,171	317,208
Unallocated common stock held by ESOP	(28,155)	(30,215)
Unearned common stock held by RRP	(9,052)	(14,333)
Treasury stock (30,033,517 shares at September 30, 2002 and 27,773,338 at December 31, 2001), at cost	(340,461)	(289,469)
	579,313	554,053
Accumulated other comprehensive income, net of taxes	11,194	9,750
Total stockholders’ equity	590,507	563,803
Total liabilities and stockholders’ equity	$6,881,868	$6,005,053

(1)                                  Prior period share and related amounts have been adjusted to reflect the 2-for-1 stock split on November 19, 2001.

See accompanying notes to unaudited consolidated financial statements.

STATEN ISLAND BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)
	(000’s omitted, except per share data)
Interest Income:
Loans	$79,552	$66,721	$225,190	$190,552
Securities, available for sale	20,761	27,034	68,602	85,952
Federal funds sold	322	222	1,020	855
Total interest income	100,635	93,977	294,812	277,359
Interest Expense:
Savings and escrow	4,285	4,644	13,686	13,521
Certificates of deposit	9,837	13,101	29,994	41,237
Money market and NOW	4,423	3,052	11,765	7,180
Borrowed funds	29,821	31,276	86,340	99,098
Total interest expense	48,366	52,073	141,785	161,036
Net interest income	52,269	41,904	153,027	116,323
Provision for Loan Losses	3,349	2,600	9,839	3,800
Net interest income after provision for loan losses	48,920	39,304	143,188	112,523
Other Income (Loss):
Service and fee income	3,948	2,962	10,819	9,006
Net gain on loan sales	55,293	25,851	127,477	52,252
Unrealized gain on derivative transactions	14,033	—	13,013	—
Loan fees	7,252	4,311	19,095	10,505
Other income	1,917	1,831	8,626	5,378
Securities transactions	1,512	61	2,111	64
	83,955	35,016	181,141	77,205
Other Expenses:
Personnel	9,905	8,833	71,134	50,595
Commissions	33,735	12,802	75,479	27,535
Occupancy and equipment	4,085	3,248	11,520	9,504
Amortization of intangible assets	138	1,373	436	4,191
Data processing	1,643	1,528	5,016	4,518
Marketing	1,322	600	3,814	2,061
Professional fees	2,978	1,225	8,697	2,671
Other	10,363	6,539	28,135	16,677
Total other expenses	64,169	36,148	204,231	117,752
Income before provision for income taxes	68,706	38,172	120,098	71,976

Provision for Income Taxes	28,230	15,557	49,013	27,383
Income before cumulative effect of accounting change	40,476	22,615	71,085	44,593
Cumulative effect of change in accounting principle	4,731	—	4,731	—
Net Income	$45,207	$22,615	$75,816	$44,593
Earnings per Share Before Cumulative Effect of Accounting Change: (1)
Basic	$0.73	$0.37	$1.27	$0.73
Fully Diluted	$0.70	$0.37	$1.21	$0.72
Earnings per Share After Cumulative Effect of Accounting Change:(1)
Basic	$0.81	$0.37	$1.35	$0.73
Fully Diluted	$0.78	$0.37	$1.30	$0.72

Dividends Declared	$0.12	$0.08	$0.33	$0.23

(1)  Prior period amounts have been adjusted to reflect the 2-for-1 stock split on November 19, 2001.

See accompanying notes to unaudited consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (Restated)

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Unallocated Common Stock Held By ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
	(000’s omitted, except share data)
Balance January 1, 2002	$903	$569,959	$(30,215)	$(14,333)	$(289,469)	$—	$317,208	$9,750	$563,803
Change in unrealized appreciation (depreciation) on securities, net of reclassification adjustment and tax effect						1,444		1,444	1,444
Allocation of 343,356 ESOP shares		4,549	2,060						6,609
Vesting of 578,330 RRP Shares		561		5,281					5,842
Exercise of 860,148 stock options		589			9,171				9,760
Compensation expense recognized from variable award plan		6,249							6,249
Dividends Paid ($0.33 per share)							(18,853)		(18,853)
Treasury stock purchases (3,120,327) at cost					(60,163)				(60,163)
Net Income						75,816	75,816		75,816

Balance September 30, 2002	$903	$581,907	$(28,155)	$(9,052)	$(340,461)	$77,260	$374,171	$11,194	$590,507

See accompanying notes to unaudited consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(UNAUDITED)

	For the Nine Months Ended September 30,
	2002 (Restated)	2001 (Restated)
	(000’s omitted)
Cash Flows From Operating Activities:
Net Income	$75,816	$44,593
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and software amortization	4,486	3,001
(Accretion) and amortization of bond and mortgage premiums and discount	(238)	27
Amortization of intangible assets	436	4,191
Securities impairment charges	100	—
Realized (gain) loss on sale of available for sale securities	(2,211)	(64)
Expense charge relating to allocation and earned portions of employee benefit plan	19,289	18,458
Provision for loan losses	9,839	3,800
Increase in cash surrender value of BOLI	(5,626)	(5,378)
Gain on sale of loans held for sale	(127,477)	(52,252)
Unrealized loss on derivative transactions	(13,013)	—
Origination of loans held for sale	(4,507,766)	(2,544,518)
Purchase of loans held for sale	(440,089)	(348,765)
Proceeds from sale of loans held for sale	4,426,861	1,720,795
Repayment of loans held for sale	324,833	545,776
Increase in net deferred loan fees and costs	(9,879)	(4,311)
Increase in accrued interest receivable	(4,202)	(1,272)
Increase in other assets	(10,746)	(33,166)
Increase in accrued interest and other liabilities	3,122	19,452
Deferred income taxes	10,399	2,670
Net cash used in operating activities	(246,066)	(626,963)

Cash Flows From Investing Activities:
Maturities and amortization of mortgage-backed securities and CMO’s	440,066	237,963
Maturities and amortization of all other available for sale securities	54,799	113,181
Sales of mortgage-backed securities and CMO’s	169,655	76,410
Sales of all other available for sale securities	187,296	132,426
Purchases of mortgage-backed securities and CMO’s	(405,869)	(176,830)
Purchases of all other available for sale securities	(116,534)	(82,665)
Principal collected on loans	744,126	767,886
Loans made to customers	(1,369,425)	(772,550)
Sales of loans	129,027	—
Capital expenditures	(10,312)	(3,229)
Net cash (used in) provided by investing activities	(177,171)	292,592

Cash Flows From Financing Activities:
Net increase in deposit accounts	552,600	335,278
Increase in borrowings	294,389	127,054
Cash dividends paid	(18,853)	(15,487)
Purchase of treasury stock	(60,163)	(84,741)
Exercise of stock options	9,171	2,507
Net cash provided by financing activities	777,144	364,611

Net increase in cash and cash equivalents	353,907	30,240

Cash and cash equivalents, beginning of year	154,846	104,103
Cash and cash equivalents, end of period	$508,753	$134,343

Supplemental Disclosures Of Cash Flow Information:
Cash paid for-
Interest	$142,010	$164,466
Income taxes	$48,261	$19,666
Transferred to ORE	$10,912	$632

See accompanying notes to unaudited consolidated financial statements.

STATEN ISLAND BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Information

ORGANIZATION AND FORM OF OWNERSHIP

SI Bank & Trust (the “Bank”) was originally founded as a New York State chartered savings bank in 1864. In August 1997, the Bank converted to a federally chartered mutual savings bank and is now regulated by the OTS. On April 16, 1997, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company (the “Conversion”).  Staten Island Bancorp, Inc. (the “Company”) completed its initial public offering and Conversion on December 22, 1997 and issued 45,130,312 shares of common stock, $.01 par value per share.

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

The Bank has the following wholly owned subsidiaries:

SIB Mortgage Corp. (the “Mortgage Company”) was incorporated in the State of New Jersey in 1998. The Mortgage Company currently originates loans in 42 states and, as of September 30, 2002, had assets totaling $1.7 billion of which $1.5 billion were loans held for sale.

Staten Island Funding Corporation (“SIFC”) is a wholly owned subsidiary of SIBIC, incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust (“REIT”). The assets of SIFC totaled $705.8 million at September 30, 2002.

SIB Investment Corporation (“SIBIC”) was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at September 30, 2002 were $947.2 million.

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

The Mortgage Company does retail business as Ivy Mortgage and wholesale business as SIB Mortgage Corp. and is headquartered in Branchburg, New Jersey. The Mortgage Company originates loans in 42 states and sells most of such loans to investors on servicing released basis with standard mortgage company representations and warranties thereby generating fee income for the Bank. The Bank, in its efforts to manage interest rate risk and maintain yields, retains for its own portfolio certain loans originated by the Mortgage Company.

The Bank’s deposits are insured by the Bank Insurance Fund (“BIF”) to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Office of Thrift Supervision (“OTS”), which is the Bank’s chartering authority and primary regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”), the administrator of the BIF. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System (“FRB”) and is a member of the Federal Home Loan Bank (“FHLB”) of New York, which is one of the 12 regional banks comprising the FHLB system.

EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and potential common shares, adjusted for the unallocated aggregate 5.1 million shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) and Recognition and Retention Plan (“RRP”) shares in accordance with the Statement of Positions 93-6.  Earnings per share has been computed based on the following for the three months and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30, (unaudited)		Nine Months Ended September, 30, (unaudited)
	2002	2001	2002	2001
	(restated)	(restated)	(restated)	(restated)
	(000’s omitted, except per share amounts)

Income before cumulative effect of accounting change	$40,476	$22,615	$71,085	$44,593
Cumulative effect of change in accounting principle	4,731	—	4,731	—
Net income	$45,207	$22,615	$75,816	$44,593

Divided by:
Weighted average common shares outstanding	55,297	59,790	56,071	61,075
Weighted average potential common shares	2,278	1,266	2,463	800
Total weighted average common shares and potential common shares outstanding	57,575	61,056	58,534	61,875

Earnings per Share Before Cumulative Effect of Accounting Change:
Basic	$0.73	$0.37	$1.27	$0.73
Fully diluted	$0.70	$0.37	$1.21	$0.72
Earnings per Share After Cumulative Effect of Accounting Change:
Basic	$0.81	$0.37	$1.35	$0.73
Fully diluted	$0.78	$0.37	$1.30	$0.72

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

The proforma results if SFAS 142 had been adopted in the prior periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(restated)	(restated)	(restated)	(restated)
	(000’s omitted) (Unaudited)
NET INCOME
Reported net income	$45,207	$22,615	$75,816	$44,593
Add back goodwill amortization, net of tax	17	713	73	2,120
Adjusted net income	$45,224	$23,328	$75,889	$46,713

BASIC EARNINGS PER SHARE
Reported basic earnings per share	$0.81	$0.37	$1.35	$0.73
Goodwill amortization, net of tax	—	0.01	0.07	0.03
Adjusted basic earnings per share	$0.81	$0.38	$1.42	$0.76

DILUTED EARNINGS PER SHARE
Reported diluted earnings per share	$0.78	$0.37	$1.30	$0.72
Goodwill amortization, net of tax	—	0.01	—	0.03
Adjusted diluted earnings per share	$0.78	$0.38	$1.30	$0.75

The carrying amount of goodwill and other intangible assets (in 000’s) at September 30, 2002 and December 31, 2001 is as follows:

	As of September 30, 2002 (unaudited)			As of December 31, 2001
	Original Amount	Accumulated Amortization	Net Carrying Value	Original Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$64,591	$11,516	$53,075	$64,322	$11,443	$52,879
Core deposit intangibles	2,895	862	2,033	2,895	500	2,395
Total	$67,486	$12,378	$55,108	$67,217	$11,943	$55,274

Estimated future amortization expense (in 000’s) related to the core deposit intangibles, is as follows:

For the year ending:

2002	$483
2003	483
2004	483
2005	483
2006	463

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

Prior to the quarter ended September 30, 2002, the Company had not accounted for loan commitments as derivatives. However, the Financial Accounting Standards Board (“FASB”) issued Statement 133 Implementation Issue C13 (“Issue C13”) in March 2002, which provides additional guidance requiring certain loan commitments to be accounted for as derivatives under FASB Statement No. 133 (“Statement 133”). Pursuant to Issue C13, the Mortgage Company identified certain interest rate locked loan commitments that should be accounted for as derivative instruments as of July 1, 2002, the effective implementation date. The interest rate locked loan commitments are recorded at fair value upon implementation, with changes in fair value recorded in current period earnings and classified as a loan basis adjustment.

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

SECURITIES - AVAILABLE  FOR SALE

The following table sets forth certain information regarding amortized cost and estimated fair values of the Company’s available for sale securities and Federal Home Loan Bank of New York stock at September 30, 2002 and December 31, 2001.

	September 30, 2002 (unaudited)		December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(000’s omitted)		(000’s omitted)
Bonds-Available for Sale:
U.S. Treasuries	$1,005	$1,012	$1,035	$1,082
Govt. Sponsored Agencies	19,904	21,253	55,476	56,470
Industrial and Finance	118,378	114,473	184,964	178,077
Foreign	250	250	250	250
Total Debt Securities	139,537	136,988	241,725	235,879

G.N.M.A. - M.B.S	8,173	8,609	10,347	10,642
F.H.L.M.C. - M.B.S	250,454	260,015	295,432	299,975
F.N.M.A. - M.B.S	368,678	382,123	326,927	331,991
Agency C.M.O.s	104,061	105,332	128,564	130,116
Privately Issued C.M.O.s	162,125	163,231	337,272	343,201
Total Mortgage-Backed and Mortgage Related Securities	893,491	919,310	1,098,542	1,115,925
Total Bonds - Available for Sale	1,033,028	1,056,298	1,340,267	1,351,804

Equity securities:
Preferred Stock	6,598	6,528	20,352	19,842
Common Stock	1,416	1,498	16,279	19,744
FHLB Common Stock	114,150	114,150	102,900	102,900
IIMF Capital Appreciation Fund	27,531	23,708	31,229	34,349
Total Equity Securities	149,695	145,884	170,760	176,835
Total securities available for sale and FHLB common stock	$1,182,723	$1,202,182	$1,511,027	$1,528,639

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Company’s held for investment loans at the dates indicated.

	September 30, 2002
	(unaudited)	December 31, 2001
	(000’s omitted)
Mortgage loans:(1)
Single-family residential	$2,528,621	$2,062,897
Multi-family residential	54,184	48,783
Commercial real estate	413,891	335,260
Construction and land	175,487	245,515
Home equity	18,015	12,815
Total mortgage loans	3,190,198	2,705,270
Other loans:
Student loans	162	288
Passbook loans	8,794	7,477
Commercial business loans	43,128	60,898
Other consumer loans	54,536	42,356
Total other loans	106,620	111,019
Total loans	3,296,818	2,816,289
Plus (less):
Premium on loans purchased	4,107	5,135
Allowance for loan losses	(23,908)	(20,041)
Deferred loan costs	10,350	5,236
Loans, net	$3,287,367	$2,806,619

(1)                        Mortgage loans held for sale at September 30, 2002 and December 31, 2001, were $1.5 billion and $1.2 billion, respectively, and are not included in this table.

DELINQUENT LOANS

The following table sets forth information concerning delinquent loans at the dates indicated.  The amounts presented represent the total outstanding principal balances of the related held in portfolio and held for sale loans, rather than the actual payment amounts which are past due.

	September 30, 2002
90 Days or More	(unaudited)	December 31, 2001
	(000’s omitted)
Mortgage loans:
Single-family residential	$942	$5,432
Multi-family residential	—	—
Commercial real estate	—	—
Construction and land	102	509
Home equity	30	30
Total mortgage loans	1,074	5,971
Other loans:
Commercial business loans	—	774
Other loans	301	468
Total other loans	301	1,242
Total	$1,375	$7,213

	September 30, 2002
60-89 Days	(unaudited)	December 31, 2001
	(000’s omitted)
Mortgage loans:
Single-family residential	$5,631	$5,945
Multi-family residential	—	162
Commercial real estate	69	1,510
Construction and land	191	5,339
Home equity	297	258
Total mortgage loans	6,188	13,214
Other loans:
Commercial business loans	1,015	42
Other loans	524	586
Total other loans	1,539	628
Total	$7,727	$13,842

	September 30, 2002
30-59 Days	(unaudited)	December 31, 2001
	(000’s omitted)
Mortgage loans:
Single-family residential	$13,961	$15,634
Multi-family residential	—	567
Commercial real estate	3,043	3,848
Construction and land	3,013	9,113
Home equity	120	62
Total mortgage loans	20,137	29,224
Other loans:
Commercial business loans	3,422	1,257
Other loans	1,388	2,645
Total other loans	4,810	3,902
Total	$24,947	$33,126

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING AND NON-ACCRUING ASSETS

The following table sets forth information with respect to non-accruing loans, other real estate owned,  repossessed assets, loans past due 90 days or more and still accruing, and non-accruing securities.

	September 30, 2002
	(unaudited)	December 31, 2001
	(000’s omitted)
Non-Accruing Loan Assets
Mortgage loans:
Single-family residential	$12,346	$7,663
Multi-family residential	247	—
Commercial real estate	1,667	4,086
Construction and land	840	2,117
Home equity	76	38
Other loans:
Commercial business loans	180	558
Other consumer loans	639	631
Total non-accrual loans	15,995	15,093
Other real estate owned and repossessed assets, net	7,841	1,227
Total non-accruing loan assets	23,836	16,320
Loans past due 90 days or more and still accruing	1,375	7,213
Non-accruing loan assets and loans past due 90 days or more and still accruing	$25,211	$23,533

Total non-accruing loans and real estate owned and repossessed assets to total HFI* & HFS** loans	0.50%	0.41%
Total non-accruing loans and real estate owned and repossessed assets to total assets	0.35%	0.27%
Total non-accrual loans to total HFI* & HFS** loans	0.33%	0.38%
Total non-accrual loans to total assets	0.23%	0.25%

*   Held for Investment

** Held for Sale

ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	Nine Months Ended September 30, (unaudited)		Year Ended December 31,
	2002	2001	2001
	(000’s omitted)
Allowance at beginning of period	$20,041	$14,638	$14,638
Provisions	9,839	3,800	8,757
Charge-offs:
Mortgage loans:
Construction, land and land development	—	—	—
Single-family residential	4,887	67	1,854
Multi-family residential	—	—	—
Commercial real estate	—	—	—
Other loans	1,787	1,961	2,411
Total charge-offs	6,674	2,028	4,265
Recoveries:
Mortgage loans:
Construction, land and land development	15	—	—
Single-family residential	7	129	131
Multi-family residential	—	—	—
Commercial real estate	—	—	—
Other loans	680	504	780
Total recoveries	702	633	911
Allowance at end of period	$23,908	$17,043	$20,041

Allowance for possible loan losses to total non-accruing loans at end of period	149.47%	117.29%	132.78%

Allowance for possible loan losses to total loans at end of period	0.50%	0.47%	0.50%

RESTATEMENT

The Company previously announced that it would restate its financial results for the three and nine months ended September 30, 2002 due to certain adjustments which are summarized below.

In the fourth quarter of 2002 management determined that the effective tax rate of the consolidated company was 41.1% instead of the 37.5% used in the first quarter of 2002, 38.4% used in the second quarter of 2002 and 38.5% used in the third quarter of 2002. The increase in the effective tax rate was due to the level of income as compared to the permanent tax differences and the various state tax rates in the states that the Company operates in.  As a result for the first nine months of 2002 management determined to increase the tax expense by $3.8 million rather than recording the entire amount due to the change in the tax rate in the fourth quarter of 2002.  The impact on the three months ended September 30, 2002 was an additional $1.8 million in tax expense from the originally reported amount.

For further information regarding the Company’s restatement at and for the periods ending December 31, 2002 and December 31, 2001 refer to the Company’s Annual Report for 2002 as filed on Form 10-K and the Company’s Annual Report for 2001 as filed on Form 10-K/A.

The following is a summary of the effect of restatement on the Company’s consolidated financial statements at or for the periods reflected.

	Selected Balance Sheet Data At September 30, 2002 (unaudited)
	As Previously Reported	As Restated
	(000’s omitted)

Accrued interest and other liabilities	$60,880	$64,680

Retained earnings	377,972	374,171
Total stockholders’ equity	594,307	590,507

	Summary Income Statement Data For the Three Months Ended September 30, 2002 (unaudited)		Summary Income Statement Data For the Nine Months Ended September 30, 2002 (unaudited)
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(000’s omitted, except per share data)

Provision for Income Taxes	$26,430	$28,230	$45,213	$49,013
Net Income	47,007	45,207	79,616	75,816

Earnings per share Before Cumulative Effect of Accounting Change
Basic	$0.76	$0.73	$1.34	$1.27
Fully diluted	0.73	0.70	1.30	1.21
Earnings per share After Cumulative Effect of Accounting Change
Basic	$0.84	$0.81	$1.42	$1.35
Fully diluted	0.81	0.78	1.38	1.29

	Selected Cash Flow Data For the Nine Months Ended September 30, 2002 (unaudited)
	As Previously Reported	As Restated
	(000’s omitted)

Net Income (1)	$79,616	$75,816

(1)                        The change in net income of $3.8 million reflects the increase in the provision for income taxes — see discussion noted above.  As a result of this change there was a corresponding increase in the liability for income taxes.  All other changes in the cash flow reflect the cumulative impact of restatements and reclassifications made in prior 2002 and 2001 reported amounts.

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

CHANGES IN FINANCIAL CONDITION

The Company’s total assets amounted to $6.9 billion at September 30, 2002 compared to total assets of $6.0 billion at December 31, 2001. The increase of $876.8 million or 14.6% was due primarily to an increase of $357.0 million in federal funds sold, an increase of $480.7 million in loans, net and a $342.4 million increase in loans held for sale. These increases were partially offset by a $337.7 million decrease in the securities available for sale portfolio. The increase in federal funds sold was due to the cash flow requirements of the Mortgage Company. The increase in loans, net was primarily due to loan originations of $897.4 million by the Bank and the retention of $472.0 million in loans originated by the Mortgage Company for the Bank’s portfolio, partially offset by repayments of $1.1 billion. The loan originations by the Bank during the nine months ended September 30, 2002 were primarily residential loans and, to a lesser extent, loans secured by commercial real estate. This level of originations reflects the current market demand in the current low rate environment along with the Bank’s continued business development efforts to originate both commercial and residential real estate loans in its primary market area. The Mortgage Company’s originations retained for the Bank’s portfolio are primarily relatively higher yielding adjustable rate single-family residential mortgage loans. The increase in loans held for sale was due to the record level of loan originations at the Mortgage Company which is being driven by market demand as well as expansion of the Mortgage Company’s branch network. For the first nine months of 2002, the Mortgage Company had loan originations of $5.0 billion and loan sales of $4.8 billion. The Mortgage Company’s originations continue to be driven by market demand in this low rate environment with over 70% of the current application volumes being refinance transactions. The Mortgage Company continues to look for market expansion opportunities and to review its current operations and product mix to maintain a profitable level of originations in all interest rate environments. The decrease in securities available for sale was due to increased paydowns on amortizing securities due to the current rate environment and securities sales to restructure the Company’s portfolio to reduce exposure to prepayment risk, to generate funding for loan originations and to improve the overall credit quality of the Company’s investment portfolio.

Deposits at September 30, 2002 totaled $3.5 billion compared to $2.9 billion at December 31, 2001. The increase of $552.6 million or 19.0% was primarily due to a $229.4 million increase in money market accounts, a $144.4 million increase in savings accounts and a $91.2 million increase in demand deposits. The increase in money market accounts was primarily due to the “Bank Edge” account which is a higher yielding money market account which also requires the opening of a non-interest bearing DDA account and is promoted primarily in the Bank’s Brooklyn and New Jersey markets. The growth in savings accounts was due to the current interest rate environment and the current uncertainty of the stock market. The increase in demand deposits was due to the Bank’s continued business development efforts to obtain primarily commercial demand deposits. Core deposits, which consist of savings, money market, NOW and DDA accounts, represented 66.6% of deposits at September 30, 2002 compared to 62.6% at December 31, 2001.

The Bank primarily relies on competitive pricing of its deposit products, quality customer service and long-standing relationships with customers to attract and retain deposits. In 2002, the Bank’s branch network grew to 34 locations with the opening of four new branches in the State of New Jersey. The Bank plans to continue this strategy of opening de-novo branches to increase deposits and expand its market area when acceptable locations can be found.

The Company’s borrowings at September 30, 2002 were $2.7 billion or 39.9% of assets compared to $2.5 billion or 40.8% of assets at December 31, 2001. The increase of $294.4 million was primarily used to fund loan originations at the Mortgage Company. Borrowings at September 30, 2002 consisted of Federal Home Loan Bank advances of $1.9 billion and repurchase agreements of $803.6 million, including $298.8 million of repurchase agreements between the Mortgage Company and two individual financial institutions. The Mortgage Company’s obligations under these repurchase agreements are fully guaranteed by the Bank.

Stockholders’ equity amounted to $590.5 million at September 30, 2002 and $563.8 million at December 31, 2001 or 8.6% and 9.4% of total assets at such dates, respectively. The increase of $26.7 million was due to net income of $75.8 million, an allocation of Employee Stock Ownership Plan (“ESOP”) and Recognition and Retention Plan (“RRP”) shares resulting in an increase of $12.5 million, the exercise of 860,148 stock options resulting in an increase of $9.8 million, an increase of $6.2 million from accounting for the stock option plan and a $1.4 million increase in the unrealized appreciation on securities available for sale, net of taxes. These increases were partially offset by the purchase of 3.1 million shares of the Company’s common stock at a cost of $60.2 million and aggregate cash dividend payments of $18.9 million. The tangible book value per share of the Company’s common stock was $8.90 at September 30, 2002 compared to $8.08 at December 31, 2001.

RESULTS OF OPERATIONS

The Company reported net income of $45.2 million or $0.78 per fully diluted share for the third quarter of 2002 compared to net income of $22.6 million or $0.37 per fully diluted share for the third quarter of 2001.  Included in the earnings for the third quarter of 2002 is an after tax increase of $4.7 million or, $0.08 per fully diluted share, reflecting the cumulative effect (at June 30, 2002) of a change in accounting principle for certain loan commitments as derivative instruments.  Net income before the cumulative change in accounting for loan commitments was $0.70 per fully diluted share for the third quarter of 2002.   The results for the three months ended September 30, 2002 also include an after tax credit of $8.3 million or $0.14 per diluted share reflecting the increase in fair value during the current period of certain loan commitments and an after tax increase of $7.4 million or $0.13 per fully diluted share related to the accounting for the Company’s stock option plan as a variable plan.  The Company’s net income per diluted share for the third quarter of 2002, excluding the previously mentioned three items was $0.43.

For the nine month period ended September 30, 2002, the Company reported net income of $75.8 million or $1.30 per diluted share compared to net income of $44.6 million or $0.72 per diluted share for the comparable time period last year.  Net income per diluted share before the cumulative change in accounting for loan commitments and the increase in fair value of loan commitments in the current period was $1.08 compared to $0.72 per diluted share for the first nine months of 2001. For the nine month period ended September 30, 2002 the after tax expense related to the Company’ stock option plan being accounted for as a variable plan was $3.4 million or $0.06 per fully diluted share.

The return on average equity and average assets for the three months ended September 30, 2002 was 29.93% and 2.64%, respectively, compared to 15.71% and 1.57%, respectively, for the comparable period in the prior year.

The return on average equity and average assets for the nine-month period ended September 30, 2002 was 17.53% and 1.58%, respectively, compared to 10.34% and 1.08%, respectively, for the nine-month period ended September 30, 2001.

The increase in net income for the quarter ended September 30, 2002, before considering the change in accounting principle, compared to the same quarter one year ago was due to an increase of $48.9 million in other income and a $10.4 million increase in net interest income. These increases were partially offset by a $28.0 million increase in total other expenses, a $12.7 million increase in the provision for income taxes and a $748,947 increase in the provision for loan losses.

The increase in net income for the nine-month period ended September 30, 2002 before considering the change in accounting principle, compared to the same nine-month period one year ago was due to an increase of $103.9 million in total other income and a $36.7 million increase in net interest income. These increases were partially offset by a $86.5 million increase in total other expenses, a $6.0 million increase in the provision for loan losses and a $21.6 million increase in the provision for income taxes.

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

	Three Months Ended September 30, (unaudited)
	2002			2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(000’s omitted)
Interest-earning assets:
Loans receivable (1):
Real estate loans	$4,576,827	$77,382	6.71%	$3,445,149	$64,162	7.39%
Other loans	106,516	2,170	8.09%	113,393	2,559	8.95%
Total loans	4,683,343	79,552	6.74%	3,558,542	66,721	7.44%
Securities (2)	1,496,641	20,761	5.50%	1,680,739	27,034	6.38%
Other interest-earning assets (3)	81,017	322	1.57%	39,428	222	2.24%
Total interest-earning assets	6,261,001	100,635	6.38%	5,278,709	93,977	7.06%
Noninterest-earning assets	537,595			420,060
Total assets	$6,798,596			$5,698,769
Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$685,731	4,423	2.56%	$358,101	3,052	3.38%
Savings and escrow accounts	1,032,947	4,285	1.65%	820,782	4,644	2.24%
Certificates of deposit	1,136,876	9,837	3.43%	1,013,335	13,101	5.13%
Total	2,855,554	18,545	2.58%	2,192,218	20,797	3.76%
Total Other Borrowings	2,748,914	29,821	4.30%	2,410,145	31,276	5.15%
Total interest-bearing liabilities	5,604,468	48,366	3.42%	4,602,363	52,073	4.49%
Noninterest-bearing liabilities (4)	594,869			525,278
Total liabilities	6,199,337			5,127,641
Stockholders’ equity	599,259			571,128
Total liabilities and stockholders’ equity	$6,798,596			$5,698,769
Net interest-earning assets	$656,533			$676,346
Net interest income/interest rate spread		$52,269	2.95%		$41,904	2.57%
Net interest margin			3.31%			3.15%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.71%			114.70%

(1)   The average balance of loans receivable includes non-accruing loans, interest on which is recognized on a cash basis.

(2)   Securities include the Bank’s investment in FHLB of New York stock.

(3)   Includes money market accounts, federal funds sold and interest-earning bank deposits.

(4)   Consists primarily of demand deposit accounts.

	Nine Months Ended September 30, (unaudited)
	2002			2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(000’s omitted)
Interest-earning assets:
Loans receivable (1):
Real estate loans	$4,180,795	$218,563	6.99%	$3,231,687	$182,406	7.55%
Other loans	106,172	6,627	8.35%	116,791	8,146	9.33%
Total loans	4,286,967	225,190	7.02%	3,348,478	190,552	7.61%
Securities (2)	1,575,795	68,602	5.82%	1,772,115	85,952	6.48%
Other interest-earning assets (3)	88,063	1,020	1.55%	35,381	855	3.23%
Total interest-earning assets	5,950,825	294,812	6.62%	5,155,974	277,359	7.19%
Noninterest-earning assets	479,564			387,833
Total assets	6,430,389			5,543,807
Interest-bearing liabilities:
Deposits:
NOW and money market deposits	609,746	11,765	2.58%	297,520	7,180	3.23%
Savings and escrow accounts	982,074	13,686	1.86%	804,935	13,521	2.25%
Certificates of deposit	1,106,180	29,994	3.63%	1,004,515	41,237	5.49%
Total	2,698,000	55,445	2.75%	2,106,970	61,938	3.93%
Total Other Borrowings	2,584,847	86,340	4.47%	2,366,795	99,098	5.60%
Total interest-bearing liabilities	5,282,847	141,785	3.59%	4,473,765	161,036	4.81%
Noninterest-bearing liabilities (4)	569,328			494,998
Total liabilities	5,852,175			4,968,763
Stockholders’ equity	578,214			575,044
Total liabilities and stockholders’ equity	$6,430,389			$5,543,807
Net interest-earning assets	$667,978			$682,209
Net interest income/interest rate spread		$153,027	3.04%		$116,323	2.38%
Net interest margin			3.44%			3.02%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.64%			115.25%

___________________

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

	Three Months Ended September 30, 2002 compared to 2001 (unaudited)
	Increase (decrease) due to
	Rate	Volume	Total
	(000’s omitted)
Interest-earning assets:
Loans receivable:
Real estate loans	$(6,339)	$19,559	$13,220
Other loans	(239)	(150)	(389)
Total loans receivable	(6,578)	19,409	12,831
Securities	(3,492)	(2,781)	(6,273)
Other interest-earning assets	(81)	181	100
Total interest-earning assets	(10,151)	16,809	6,658

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	(885)	2,256	1,371
Savings and escrow accounts	(1,402)	1,043	(359)
Certificates of deposit	(4,719)	1,455	(3,264)
Total	(7,006)	4,754	(2,252)
Borrowings	(5,519)	4,064	(1,455)
Total interest-bearing liabilities	(12,525)	8,818	(3,707)

Net change in net interest income	$2,374	$7,991	$10,365

	Nine Months Ended September 30, 2002 compared to 2001 (unaudited)
	Increase (decrease) due to
	Rate	Volume	Total
	(000’s omitted)
Interest-earning assets:
Loans receivable:
Real estate loans	$(14,255)	$50,412	$36,157
Other loans	(814)	(705)	(1,519)
Total loans receivable	(15,064)	49,707	34,638
Securities	(8,335)	(9,015)	(17,350)
Other interest-earning assets	(617)	782	165
Total interest-earning assets	(24,021)	41,474	17,453

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	(1,681)	6,266	4,585
Savings and escrow accounts	(2,525)	2,690	165
Certificates of deposit	(15,092)	3,849	(11,243)
Total	(19,298)	12,805	(6,493)
Borrowings	(21,310)	8,552	(12,758)
Total interest-bearing liabilities	(40,608)	21,357	(19,251)
Net change in net interest income	$16,587	$20,117	$36,704

INTEREST INCOME

The Company’s interest income for the three months ended September 30, 2002 was $100.6 million compared to $94.0 million for the three months ended September 30, 2001. The increase of $6.6 million was due to a $12.8 million increase in interest income from loans which was partially offset by a $6.3 million decrease in interest income from securities. The increase in interest income from loans was due to a $1.1 billion increase in the average balance of loans which was partially offset by a 70 basis point decrease in the average yield on loans to 6.74% for the third quarter of 2002 from 7.44% for the third quarter of 2001. The increase in the average balance of the loan portfolio was due to increased originations at the Bank, the retention of an increased amount of relatively higher yielding loans originated by the Mortgage Company for the Bank’s portfolio and the record loan origination volumes at the Mortgage Company resulting in increased balances in loans held for sale. The decrease in the average yield on loans was due to the low interest rate environment resulting in the increased amortization and satisfaction of loans being replaced by lower yielding originations and the downward repricing of adjustable rate loans. The decrease in interest income from securities was due to a $184.1 million decline in the average balance of the securities portfolio and an 88 basis point decline in the average yield on the securities portfolio to 5.50% for the third quarter of 2002. The decrease in the average balance of the securities portfolio was due to accelerated paydowns of amortizing securities primarily due to the current interest rate environment and the use of the cash flows generated from such paydowns to fund higher yielding loan originations at both the Bank and the Mortgage Company. During the quarter, the Company also sold $306.4 million in securities to restructure the securities available for sale portfolio to reduce exposure to prepayment risk, generate additional funding for loan commitments and to improve the overall credit quality of the portfolio.

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

INTEREST EXPENSE

The Company’s total interest expense for the three months ended September 30, 2002 was $48.4 million compared to $52.1 million for the comparable time period last year. The decrease in interest expense was primarily due to a $3.3 million decrease in interest expense on certificates of deposit as a result of the average cost of certificates of deposit declining to 3.43% for the third quarter of 2002 compared to 5.13% for the third quarter of 2001, which was partially offset by a $123.5 million increase in the average balance of certificates of deposit. The decline in the average cost of certificates of deposit was due to the lower interest rates over the past twelve months resulting in the reinvestment of funds from certificate maturities at lower interest rates than the maturing certificates. The increase in the average balance was due to deposit growth resulting primarily from branch expansion.

For the first nine months of 2002 the Company’s interest expense was $141.8 million compared to $161.0 million for the first nine months of 2001. The decrease of $19.2 million was due to an $11.2 million decrease in interest expense on certificates of deposit and a $12.8 million decrease in interest expense on borrowed funds. These two decreases were partially offset by a $4.6 million increase in interest expense on money market and NOW accounts. The decrease in interest expense on certificates of deposit was due to a decline in the average cost to 3.63% for the first nine months of 2002 from 5.49% for the first nine months of 2001 which was partially offset by a $101.7 million increase in the average balance of certificates of deposit. The decrease in the interest expense on borrowed funds was due to a 113 basis point decline in the average cost to 4.47% for the first nine months of 2002 compared to 5.60% for the comparable time period last year which was partially offset by a $218.1 million increase in the average balance of borrowings. The decline in the average cost of borrowings was due to the repricing of borrowings at lower rates than those which matured and were repaid during the period. The increase in the average balance of borrowings was primarily due to the increased funding needs of the Mortgage Company. The increase in interest expense for money market and NOW accounts was due to a $312.2 million increase in the average balance of money market and NOW accounts partially offset by a decrease in the average cost to 2.58% from 3.23% for the first nine months of 2002 and 2001, respectively. The increase in the average balance of money market and NOW accounts was due to the promotion of a premium money market account which required the opening of a DDA account to develop banking relationships in new markets and, to a lesser extent, branch expansion. The decline in the average cost was due to the lower interest rate environment over the past twelve months.

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

The Company’s net interest rate spread and net interest margin for the three-month period ended September 30, 2002 was 2.95% and 3.31%, respectively, compared to 2.57% and 3.15%, respectively for the three months ended September 30, 2001.

For the nine month period ended September 30, 2002, net interest income was $153.0 million compared to $116.3 million for the nine months ended September 30, 2001. The increase of $36.7 million or 31.6% resulted from a $794.9 million increase in average interest earning assets and a 42 basis point increase in net interest margin. The increase in earning assets was primarily due to increases in loans, net and loans held for sale. The increase in the net interest rate margin was due primarily to a significant decrease in the cost of interest bearing liabilities which was partially offset by a decrease in the yield on interest earning assets.

The Company’s net interest rate spread and net interest margin for the nine-month period ended September 30, 2002 was 3.04% and 3.44%, respectively, compared to 2.38% and 3.02%, respectively, for the comparable period last year.

The improvement in the Company’s net interest rate spread and net interest rate margin in comparison to last year continues to be driven primarily by growth in earning assets and lower funding costs as a result of the lower interest rate environment, however, the net interest rate spread and net interest margin decreased in the quarter ended September 30, 2002 compared to the quarter ended June 30, 2002. Based on the current interest rate environment and the slope of the yield curve, this decreasing trend may continue. To partially offset this trend, the Company will continue to retain some of the relatively higher yielding loans originated by the Mortgage Company and closely monitor its repricing of interest bearing liabilities. In this low interest rate environment, decreases in net interest income could be offset, in whole or part, by increased gains on loan sales generated by the Mortgage Company.

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

The increase in net chargeoffs to $6.0 million for the nine month period in 2002 compared to $2.0 million for the comparable period in 2001 was due to $1.7 million in chargeoffs on loans transferred to other real estate owned (“OREO”), and $3.2 million in chargeoffs related to mortgage banking activities. These activities primarily represent the impairment charge on loans in non-accrual status prior to their sale at below market prices.

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

TOTAL OTHER INCOME

Total other income was $84.0 million for the three months ended September 30, 2002 compared to $35.0 million for the three months ended September 30, 2001.  The increase of $47.4 million was due to a $29.4 million increase in net gains on loan sales, a $14.0 million increase in unrealized gains on derivative transactions, a $2.9 million increase in loan fees and a $1.4 million increase in net securities gains.  The increase in net gains on loan sales was primarily due to the $1.8 billion in loan sales in the third quarter of 2002 compared to loan sales of $853.2 million in comparable time period last year.  The increase in unrealized gains on derivative transactions was due to the change in market value of certain locked loan commitments from the time the commitment is locked in until the loan closes or the end of the period, net of corresponding hedging activity.  See the “Segment Reporting” and “Derivative Financial Instruments” notes in the financial statements for additional  information.  The increase in loan fees was primarily due to the increase in loan origination volumes at the Mortgage Company.   The increase in net gains on securities transactions was due to the Company’s restructuring of the securities available for sale portfolio, to realize gains on certain higher yielding mortgage backed securities before accelerated pay-downs, to generate funds for loan originations at the Mortgage Company and to improve the overall credit quality of the portfolio.  This program resulted in sales of $306.4 million of securities of which $8.3 million were collateral bond obligations, $169.7 million were mortgage backed securities, $69.5 million consisted of other debt securities, and $29.1 million consisted of equity securities.

Total other income for the nine months ended September 30, 2002 was $181.1 million compared to $77.2 million for the nine months ended September 30, 2001.  The increase of $103.9 million was due a $75.2 million increase in net gains on loan sales, a $13.0 million increase in unrealized gains on derivative transactions, an $8.6 million increase in loan fees, a $3.2 million increase in other income and a $2.1 million increase in net gains on security transactions. The increase in net gains on loan sales was primarily due to the increased volume of loan sales at the Mortgage Company.  The reasons for the increase in unrealized gains on derivative transactions and loan fees are the same as previously discussed for the quarter ended September 30, 2002.  The increase in other income is due to the receipt of a one time liquidating dividend from the Company’s former provider of data processing services in the second quarter of 2002.  The increase in loan fees was due to the increase in loan originations at both the Bank and Mortgage Company.  The reasons for the increase in net security gains are generally the same as for the quarter ended September 30, 2002.

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

Total other expenses for the first nine months of 2002 were $204.2 million compared to $117.8 million for the first nine months of 2001. Exclusive of the $6.2 million expense in 2002 and the $6.0 million expense in 2001 related to stock options, and reflected in compensation expense, total other expenses were $198.0 million in 2002 and $111.8 million in 2001. The increase of $86.2 million was due to a $20.7 million increase in personnel expense, a $47.9 million increase in commission expense, a $2.0 million increase in occupancy expense, a $1.8 million increase in advertising expense, a $6.0 million increase in professional fees and an $11.5 million increase in other expense. These increases were partially offset by a $3.8 million decrease in amortization expense for goodwill due to a change in accounting for goodwill, as discussed previously. The increase in personnel costs was due to a $14.9 million increase in personnel costs at the Mortgage Company due to increased volumes and expansion and a $2.9 million increase in the ESOP expense due to the previously discussed change in accounting and the increased value of the Company’s common stock. The increase in commission expense was due to the increased loan origination volume at the Mortgage Company. The increase in occupancy expense was due to expansion at the Mortgage Company and the opening of four new branch locations by the Bank. The increase in advertising and marketing expense was due to the increased activity in this area resulting from expansion at both the Bank and the Mortgage Company. The increase in professional fees and other expenses was primarily due to the increased loan origination volumes and expansion at the Mortgage Company.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter of 2002 was $28.2 million resulting in an effective tax rate of 41.1% compared to a provision of $15.6 million in the third quarter of 2001 resulting in an effective tax rate of 40.8%. The provision for the nine months ended September 30, 2002 was $49.0 million compared to $27.4 million for the first nine months of 2001. The effective tax rates for the nine-month periods ending September 30, 2002 and 2001 were 41.1% and 38.0%, respectively. The primary reason for the increase in the provision for income taxes for both the three month and nine month periods ended September 30, 2002 compared to the same time frame in the prior year was the increase in the effective tax rate and the increase in net income before the provision for income taxes. The increase in the effective tax rate was primarily due to a change in the Company’s mix of business including the volumes of loan originations in states with higher corporate tax rates and the level of income as compared to the permanent tax differences.

LIQUIDITY AND COMMITMENTS

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements.

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

CAPITAL

At September 30, 2002, the Bank had regulatory capital that was well in excess of all regulatory requirements set by the OTS. The current requirements and the Bank’s actual levels are detailed below (000’s omitted) (unaudited):

	Required Capital		Actual Capital		Excess Capital
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital	$101,272	1.50%	$439,720	6.51%	$338,448	5.01%
Core Capital	$270,141	4.00%	$441,753	6.54%	$171,612	2.54%
Risk-based capital	$292,000	8.00%	$462,230	12.66%	$170,230	4.66%

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

Mortgage Banking.  The Company’s Mortgage Banking segment activities, which are conducted through the Mortgage Company, primarily include the origination of residential real estate loans either for sale into the secondary market, or to a lesser extent, for retention in the Bank’s portfolio. The loans are originated throughout a network in 42 states. Loans not retained for the Bank’s portfolio are sold to investors, including certain government-sponsored agencies. Applications for loans are accepted through various sources by the Mortgage Banking segment as indicated below.

The Mortgage Banking segment’s net income for the quarter was $17.4 million resulting in net income of $29.6 million for the first nine months of 2002. Included in the quarter and year-to-date net income is the previously discussed cumulative effect due to a change in accounting principle to comply with implementation guidance in Issue C13 of FASB 133 of $4.7 million after taxes and an increase in the value of locked loan commitments in the third quarter of $8.2 million, net of taxes. The level of earnings at the Mortgage Company is dependent on loan originations, which were $2.2 billion in the third quarter of 2002 and loan sales, which were $1.8 billion for the third quarter of 2002. For the first nine months of 2002, loan originations were $5.0 billion and loans sold were $4.8 billion.

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

The Mortgage Company’s net realized margin on mortgage loans is comprised of the gross profit margin recognized in originating and subsequently selling mortgage loans. The net realized margin has two components, the inherent margin expected at the time the loan is locked in, or “origination income”, and the secondary market gain. Origination income is the gross difference between the market value of a loan based upon a standard execution and the cost basis of the loan as of the date of lock-in. The secondary marketing gains/losses portion of the gain on sale is essentially the extent to which the execution of the sale of the loan is either greater or less than the expected or inherent origination income. Secondary market gains/losses primarily occur as a result of changes in the interest rate environment, hedging activities and changes in the method of execution of settlements of the sales of the loans from what was anticipated at the time of lock-in. During the third quarter of 2002, the Mortgage Company experienced a widening of both the inherent origination income margins and the secondary marketing margin, resulting in an increase of 18 basis points in average gross margin to 2.72% over the second quarter of 2002 in spite of a greater volume of agency business, traditionally a lower margin business line.  Comparing the third quarter of 2002 to the third quarter of 2001, the average gross margins decreased by 44 basis points. However, it should be noted that the third quarter of 2001 included post-September 11 market fluctuations resulting in larger than normal secondary market gains. The Mortgage Company’s goal is to increase Alt-A loan (loans not eligible for Agency or Government programs that have a minimum specified credit score and/or that satisfy other criteria and/or reduced income or asset documentation) production since this product produces higher margins.

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

The Mortgage Company originates loans through various sources.  The following table summarizes application volumes by source.

	Quarter Ended September 30, (unaudited)		Year To Date September 30, (unaudited)
Source	2002 Volume	2001 Volume	2002 Volume	2001 Volume
Consumer Direct	$625,838	$181,444	$1,225,678	$330,988
Retail	1,171,369	765,426	2,760,559	2,115,398
Wholesale	3,358,972	770,011	6,224,009	1,841,204
Bulk Purchase	45,749	—	72,475	—
Total	$5,201,928	$1,716,881	$10,282,721	$4,287,590

With the exception of loans originated for the Bank’s portfolio, all loans originated by the Mortgage Company are originated for sale into the secondary market and the Mortgage Company assumes limited repurchase risk. In connection with the sale of loans to mortgage loan investors, the Mortgage Company makes standard secondary market representations and warranties in the normal course of business to facilitate the sale as is common in the mortgage banking industry. These representations and warranties relate to, among other things, the Mortgage Company’s compliance with laws, regulations, investor and industry standards and the accuracy of information supplied by borrowers and verified by the Mortgage Company.

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

Segment Reporting Table

For The Three and Nine Months Ended September 30, 2002 And 2001

	Quarter Ended September 30, 2002 (unaudited and restated)
	Mortgage Banking	Community Banking	Elimination of Intersegment Banking(1)	Total
	(000’s omitted)
Interest income	$22,800	$93,433	$(15,598)	$100,635
Interest expense	17,026	46,938	(15,598)	48,366
Net Interest income	5,774	46,495	—	52,269
Provision for loan losses	3,119	230	—	3,349
Other income (loss):
Service and fee income	—	5,865	—	5,865
Net gains on loan sales	55,781	792	(1,280)	55,293
Unrealized gain on derivative transactions	14,033	—	—	14,033
Loan fees	7,153	99	—	7,252
Securities transactions	—	1,512	—	1,512
Total other income	76,967	8,268	(1,280)	83,955
Other expenses	57,937	6,232	—	64,169
Income before provision for income taxes	21,685	48,301	(1,280)	68,706
Provision for income taxes	9,000	19,704	(474)	28,230
Income before cumulative effect of accounting change	12,685	28,597	(806)	40,476
Cumulative effect of change in accounting principle, net of tax	4,731	—	—	4,731
Net income	$17,416	$28,597	$(806)	$45,207
Total assets at September 30, 2002	$1,749,845	$6,567,162	$(1,435,739)	$6,881,868

	Quarter Ended September 30, 2001 (unaudited and restated)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items (1)	Total
	(000’s omitted)
Interest income	$16,327	$89,861	$(12,211)	$93,977
Interest expense	11,028	53,256	(12,211)	52,073
Net Interest income	5,299	36,605	—	41,904
Provision for loan losses	1,166	1,434	—	2,600
Other income (loss):
Service and fee income	—	4,793	—	4,793
Net gains (losses) on loan sales	26,948	(621)	(476)	25,851
Loan fees	4,012	299	—	4,311
Securities transactions	—	61	—	61
Total other income	30,960	4,532	(476)	35,016
Other expenses	23,634	12,514	—	36,148
Income before provision for income taxes	11,459	27,189	(476)	38,172
Provision for income taxes	4,751	10,983	(176)	15,558
Net income	$6,708	$16,206	$(300)	$22,614
Total assets at September 30, 2001	$1,109,880	$5,689,277	$(1,098,113)	$5,701,044

	Nine Months Ended September 30, 2002 (unaudited and restated)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items (1)	Total
	(000’s omitted)
Interest income	$68,074	$270,194	$(43,456)	$294,812
Interest expense	46,397	138,844	(43,456)	141,785
Net Interest income	21,677	131,350	—	153,027
Provision for loan losses	7,709	2,130	—	9,839
Other income (loss):
Service and fee income	—	19,445	—	19,445
Net gains (losses) on loan sales	136,075	347	(8,945)	127,477
Unrealized gain on derivative transactions	13,013	—	—	13,013
Loan fees	18,466	629	—	19,095
Securities transactions	—	2,111	—	2,111
Total other income	167,554	22,532	(8,945)	181,141
Other expenses	138,961	65,270	—	204,231
Income before provision for income taxes	42,561	86,482	(8,945)	120,098
Provision for income taxes	17,663	34,660	(3,310)	49,013
Income before cumulative effect of accounting change	24,898	51,822	(5,635)	71,085
Cumulative effect of change in accounting principle, net of tax	4,731	—	—	4,731
Net income	$29,629	$51,822	$(5,635)	$75,816

	Nine Months Ended September 30, 2001 (unaudited and restated)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items (1)	Total
	(000’s omitted)
Interest income	$39,961	$263,210	$(25,812)	$277,359
Interest expense	25,812	161,036	(25,812)	161,036
Net Interest income	14,149	102,174	—	116,323
Provision for loan losses	1,501	2,299	—	3,800
Other income:
Service and fee income	—	14,384	—	14,384
Net gains (losses) on loan sales	54,474	(1,555)	(667)	52,252
Loan fees	9,833	672	—	10,505
Securities transactions	—	64	—	64
Total other income	64,307	13,565	(667)	77,205
Other expenses	56,090	61,662	—	117,752
Income before provision for income taxes	20,865	51,778	(667)	71,976
Provision for income taxes	8,659	18,972	(247)	27,384
Net income	$12,206	$32,806	$(420)	$44,592

(1)                        The intersegment eliminations consist of interest income on the Community Banking segment’s results and interest expense on the Mortgage Banking segment’s results due to the Community Banking segment providing a $1.3 billion warehouse line of credit to the Mortgage Banking segment. The intersegment elimination also includes $1.3 million and $475,858 in premiums paid by the Community Banking segment to the Mortgage Banking segment for the purchase of loans during the third quarter of 2002 and 2001, respectively. The premiums paid for the purchase of loans by the Community Banking segment from the Mortgage Banking segment for the first nine months of 2002 and 2001 were $8.9 million and $666,669, respectively.

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

Date: May 15, 2003	By:	/s/ Harry P. Doherty
Harry P. Doherty,
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

Date: May 15, 2003	By:	/s/ Edward Klingele
Edward Klingele
Chief Financial Officer