Form 10-Q
period 2003-06-30
STATEN ISLAND BANCORP INC
filed 2003-08-12
CIK 1042801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The Registrant had 58,575,507 shares of Common Stock outstanding as of August 6, 2003.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2003	December 31, 2002
	(unaudited) (000’s omitted, except share data)

ASSETS:
Cash and due from banks	$100,282	$137,085
Federal funds sold	226,000	237,000
Securities available for sale	911,958	911,432
Federal Home Loan Bank of NY capital stock	97,900	112,150
Loans, net of allowance for loan losses of $25.3 million at June 30, 2003 and $22.8 million at December 31, 2002	3,447,711	3,422,492
Loans held for sale	1,939,110	1,729,890
Accrued interest receivable	24,229	23,976
Premises and equipment, net	50,496	47,545
Intangible assets, net	56,445	57,881
Other assets	265,647	255,644
Total assets	$7,119,778	$6,935,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Due Depositors-
Savings	$1,123,232	$1,045,767
Certificates of deposit	1,155,358	1,105,370
Money market	714,013	639,037
NOW accounts	140,226	134,450
Demand deposits	575,029	539,510
Total deposits	3,707,858	3,464,134
Borrowed funds	2,701,634	2,756,927
Advances from borrowers for taxes and insurance	29,788	23,537
Accrued interest and other liabilities	61,579	76,229
Total liabilities	6,500,859	6,320,827

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share, 100,000,000 shares authorized, 90,260,624 issued and 58,512,570 outstanding at June 30, 2003 and 90,260,624 issued and 60,269,397 outstanding at December 31, 2002	903	903
Additional paid-in-capital	587,688	586,405
Retained earnings	427,027	391,739
Unallocated common stock held by ESOP	(26,782)	(27,468)
Unearned common stock held by RRP	(8,784)	(8,894)
Treasury stock (31,748,054) shares at June 30, 2003 and 29,991,227 at December 31, 2002), at cost	(371,694)	(339,982)
	608,358	602,703
Accumulated other comprehensive income, net of taxes	10,561	11,565
Total stockholders’ equity	618,919	614,268
Total liabilities and stockholders’ equity	$7,119,778	$6,935,095

See accompanying notes to consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(000’s omitted, except per share data)
Interest Income:
Loans	$82,451	$75,755	$166,305	$145,638
Securities, available for sale	12,044	24,016	24,909	47,841
Federal funds sold	335	189	888	698
Total interest income	94,830	99,960	192,102	194,177
Interest Expense:
Savings and escrow	2,971	4,918	6,102	9,401
Certificates of deposit	7,562	9,811	15,420	20,157
Money market and NOW	3,741	3,985	7,744	7,342
Borrowed funds	27,198	28,379	55,671	56,519
Total interest expense	41,472	47,093	84,937	93,419
Net interest income	53,358	52,867	107,165	100,758
Provision for Loan Losses	2,779	4,990	3,629	6,490
Net interest income after provision for loan losses	50,579	47,877	103,536	94,268
Other Income (Loss):
Service and fee income	3,976	3,649	7,876	6,871
Net gain on loan sales	111,723	35,054	199,561	72,184
Unrealized gain (loss) on derivative transactions	1,107	(160)	5,464	(1,020)
Loan fees	13,472	5,063	24,932	11,843
Other income	1,936	4,879	3,835	6,709
Securities transactions	(2)	432	313	599
	132,212	48,917	241,981	97,186
Other Expenses:
Personnel	28,971	21,728	55,038	61,229
Commissions	79,151	21,105	141,154	41,744
Occupancy and equipment	5,455	3,807	10,630	7,428
Amortization of intangible assets	144	153	289	298
Data processing	1,853	1,667	3,683	3,373
Marketing	2,551	1,382	4,291	2,492
Professional fees	4,277	3,059	9,551	5,719
Other	17,214	9,381	34,266	17,779
Total other expenses	139,616	62,282	258,902	140,062
Income before provision for income taxes	43,175	34,512	86,615	51,392

Provision for Income Taxes	18,907	13,927	36,904	20,783
Net Income	$24,268	$20,585	$49,711	$30,609

Earnings Per Share:
Basic	$0.45	$0.36	$0.91	$0.54
Fully Diluted	$0.43	$0.35	$0.88	$0.52

Dividends Declared	$0.13	$0.11	$0.26	$0.21

See accompanying notes to consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2003

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Taxes	Total
	(000’s omitted, except share data)

Balance, January 1, 2003	$903	$586,405	$(27,468)	$(8,894)	$(339,982)	$—	$391,739	$11,565	$614,268

Allocation of 114,452 ESOP shares		1,298	686						1,984
Earned RRP shares		(1)		110					109
Treasury stock purchases (2,029,600), at cost					(34,828)				(34,828)
Cash dividends paid ($0.26 per share)							(14,423)		(14,423)
Exercise of 272,773 stock options		(14)			3,116				3,102
Change in unrealized appreciation (depreciation) on securities, net of reclassification adjustment and tax effect						(1,004)		(1,004)	(1,004)
Net income						49,711	49,711		49,711
Comprehensive income						$48,707

Balance, June 30, 2003	$903	$587,688	$(26,782)	$(8,784)	$(371,694)		$427,027	$10,561	$618,919

See accompanying notes to consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

	For the Six Months Ended June 30,
	2003	2002
	(000’s omitted)
Cash Flows From Operating Activities:
Net Income	$49,711	$30,609
Adjustments to reconcile net income to net cash
Provided by operating activities
Depreciation and software amortization	3,817	2,880
(Accretion) and amortization of bond and mortgage premiums and discount	2,426	(214)
Amortization of intangible assets	289	298
Securities impairment charges	819	100
Realized gain on sale of available for sale securities	(1,132)	(699)
Expense charge relating to allocation and earned portions of employee benefit plans	2,079	25,064
Provision for loan losses	3,629	6,490
Increase in cash surrender value of BOLI	(3,835)	(3,709)
Gain on sale of loans held for sale	(199,561)	(72,184)
Origination of loans held for sale	(7,576,144)	(2,412,141)
Purchase of loans held for sale	(728,780)	(234,242)
Proceeds from sale of loans held for sale	7,940,998	2,617,029
Repayment of loans held for sale	366,374	207,946
Unrealized (gain) loss on derivative transactions	(5,464)	1,020
Increase in net deferred loan fees and costs	(2,066)	(1,497)
Increase in accrued interest receivable	(253)	(1,853)
(Increase) decrease in other assets	(7,592)	2,981
Decrease in accrued interest and other liabilities	(14,212)	(23,796)
Deferred income taxes	3,680	(4,032)
Net cash (used in) provided by operating activities	(165,217)	140,050

Cash Flows From Investing Activities:
(Increase) decrease in Federal Funds sold	11,000	(26,000)
Maturities and amortization of mortgage-backed securities and CMOs	286,008	297,452
Maturities and amortization of all other available for sale securities	119,050	54,761
Sales of all other available for sale securities	51,209	43,322
Purchases of mortgage-backed securities and CMOs	(79,871)	(338,730)
Purchases of all other available for sale securities	(380,791)	(87,594)
Principal collected on loans	586,082	484,228
Deferred loan fees	(3,113)	(3,670)
Loans made to customers	(691,228)	(994,073)
Sales of loans	79,772	6,326
Redemption (purchase) of Federal Home Loan Bank of New York common stock	14,250	(6,700)
Capital expenditures	(6,250)	(6,780)
Net cash (used in) investing activities	(13,882)	(577,458)

Cash Flows From Financing Activities:
Net increase in deposit accounts	243,724	372,678
(Decrease) increase in borrowings	(55,293)	99,842
Cash dividends paid	(14,423)	(12,317)
Purchase of treasury stock	(34,828)	(45,392)
Exercise of stock options	3,116	7,941
Net cash (used in) provided by financing activities	142,296	422,752

Net decrease in cash and cash equivalents	(36,803)	(14,656)

Cash and cash equivalents, beginning of year	137,085	116,846
Cash and cash equivalents, end of period	$100,282	$102,190

Supplemental Disclosures Of Cash Flow Information:
Cash paid for-
Interest	$86,488	$92,492
Income taxes	$41,798	$36,248
Loans transferred to ORE	$875	$8,523

See accompanying notes to consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Information (unaudited)

ORGANIZATION/FORM OF OWNERSHIP

SI Bank & Trust (the “Bank”), (f/k/a Staten Island Savings Bank)  was originally founded as a New York State chartered savings bank in 1864. In August 1997, the Bank converted to a federally chartered mutual savings bank and is now regulated by the OTS. In December 1997, the Bank converted to a federally chartered stock savings bank and concurrently formed Staten Island Bancorp, Inc. (the “Company”) a holding company for the Bank (the “Conversion”).  The Company completed its initial public offering and Conversion on December 22, 1997 and issued 45,130,312 shares of common stock, $.01 par value per share.

The Company, on November 19, 2001, paid a stock dividend of one share for each share of stock held (two-for-one stock split) to shareholders of record on November 5, 2001.  At June 30, 2003 the number of shares issued was 90,260,624 and the number of shares outstanding was 58,512,570.  All share amounts and earnings per share amounts have been adjusted for the stock split.

The Bank has the following wholly owned subsidiaries:

SIB Mortgage Corp. (“the Mortgage Company”) was incorporated in the State of New Jersey in 1998. The Mortgage Company currently originates loans in 42 states and, as of June 30, 2003, had assets totaling $2.1 billion of which $1.9 billion were loans held for sale.

Staten Island Funding Corporation  (“SIFC”) is a wholly owned subsidiary of SIB Investment Corporation (“SIBIC”), incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust (“REIT”). The assets of SIFC totaled $713.3 million at June 30, 2003.

SIB Investment Corp. (“SIBIC”) was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC.  The consolidated assets of SIBIC at June 30, 2003 were $959.7 million.

SIB Financial Services Corporation (“SIBFSC”) was incorporated in the State of New York in January 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI USA Mutual Life Insurance Co. In the second quarter of 2002, this subsidiary began offering certain non-deposit investment products such as mutual funds and annuities along with additional insurance products using a third party vendor.  The assets of SIBFSC were $1.3 million as of June 30, 2003.

BUSINESS

Staten Island Bancorp, Inc. is the holding company for SI Bank & Trust. The Bank, is a full service community oriented bank, and operates 17 full service branches on Staten Island, three full service branches in Brooklyn, and a total of 15 full service branches in Ocean County, Monmouth County, Union County, and Middlesex County, New Jersey.  The Bank also maintains a lending center and a Trust Department on Staten Island, a sales and marketing office for the Trust Department in East Brunswick, New Jersey along with a commercial lending offices in Bay Ridge, Brooklyn and Howell, New Jersey.

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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

EARNINGS PER SHARE RECONCILIATION

Earnings per share are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, adjusted for the aggregate 4.9 million unallocated portion of shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) and Recognition and Retention Plan (“RRP”) in accordance with the Statement of Position 93-6.  Earnings per share has been computed based on the following for the three months and six months ended June 30, 2003 and 2002.

	For the Three Months Ended June 30,
	(unaudited)
	2003	2002
	(000’s omitted, except per share amounts)

Net Income	$24,268	$20,585
Divided by:
Weighted average common shares outstanding	54,307	56,192
Weighted average potential common shares	1,987	2,666
Total weighted average common shares and potential common shares outstanding	56,294	58,858

Earnings per share:
Basic	$0.45	$0.36
Fully diluted	$0.43	$0.35

	For the Six Months Ended June 30,
	(unaudited)
	2003	2002
	(000’s omitted, except per share amounts)

Net Income	$49,711	$30,609
Divided by:
Weighted average common shares outstanding	54,737	56,464
Weighted average potential common shares	1,932	2,556
Total weighted average common shares and potential common shares outstanding	56,669	59,020

Earnings per share:
Basic	$0.91	$0.54
Fully diluted	$0.88	$0.52

The calculation of diluted earnings per share includes weighted average common shares outstanding and potential common shares. Potential common shares that are antidilutive are not included in the computation of diluted earnings per share.

Options to exercise 935,596 shares were excluded from the above calculations for the three and six months ended June 30, 2003, because the effect would have been antidilutive.

ACCOUNTING FOR GOODWILL

The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, (“SFAS 142”) effective January 1, 2002.  In accordance with SFAS No. 142, the Company is no longer required to amortize goodwill resulting from acquisitions.  At the effective date, the Company had goodwill of $53.0 million.  An annual impairment test of the goodwill is conducted to determine if there is a need to writedown the goodwill.

The carrying amount of goodwill and other intangible assets (in 000’s) at June 30, 2003 and December 31, 2002 is as follows:

	As of June 30, 2003 (unaudited)			As of December 31, 2002
	Original Amount	Accumulated Amortization	Net Carrying Value	Original Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$64,111	$11,147	$52,964	$64,111	$11,147	$52,964
Core deposit intangibles	2,895	1,225	1,670	2,895	983	1,912
Other intangibles	480	441	39	480	393	87
Total	$67,486	$12,813	$54,673	$67,486	$12,523	$54,963

Estimated future amortization expense (in 000’s) related to the core deposit and other intangibles is as follows:

For the year ending:

2003	(6 MOS)	$280
2004		483
2005		483
2006		463

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

At June 30, 2003, the Company had mandatory forward delivery commitments outstanding amounting to $4.2 billion. Such commitments were comprised of the following: $726.5 million in allocated single whole loan sales, $435.2 million of allocated bulk whole loan sales and $3.0 billion of unallocated forward securities sales. The unallocated forward securities sales had market appreciation of $5.1 million at June 30, 2003.

Prior to July 1, 2002, the Company accounted for interest-rate locked commitments as off-balance sheet financial instruments. On March 13, 2002, the FASB Derivatives Implementation Group cleared Implementation Issue C13 (“Issue C13”), which offers guidance on the circumstances in which a loan commitment must be included in the scope of SFAS 133 and thus be accounted for as a derivative instrument. Upon the clearance of Issue C13, the Company identified certain commitments that should be accounted for as derivative instruments. At the date the associated loan is closed, the fair value of the loan commitments on that date becomes part of the loan basis.

The effective date of implementation guidance in Issue C13 for the Company was July 1, 2002, when the effects of initially complying with the guidance were reported as a change in accounting principle. During the first six months of 2003, the Company recognized current pre-tax income of $5.5 million due to the change in fair value of locked loan commitments, net of the change in fair value of forward delivery sale commitments.

The net asset value arising from the fair market value of loan commitments at June 30, 2003 was $48.1 million of which $26.5 million was reported in other assets and $21.6 million reported as a basis adjustment to loans held for sale. The mark to market of the forward delivery sale commitments resulted in an unrealized gain of $5.1 million at June 30, 2003.

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

GUARANTEES AND INDEMNIFICATIONS

On January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect guarantees of Indebtedness of Others” (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. The Bank guarantees the line of credit of the Mortgage Company by agreeing to among other things, to repurchase loans that remain on the line for more than 60 days.  The Bank also provides standby letters of credit, the fees on which are now being deferred in accordance with FIN 45. The impact of adopting FIN 45 was not material.

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

Community Banking.  The Company’s Community Banking segment provides traditional banking services to commercial and retail customers generally located in areas in relatively close proximity to the Bank’s branch office locations in Staten Island and Brooklyn, New York and in New Jersey.  The services include deposit accounts and related services, residential and commercial real estate lending, consumer lending, commercial lending, loan servicing, trust services, non-deposit investment products and life insurance products. Products and services offered by this business segment are delivered through a multichannel distribution network, including online banking.

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

The Mortgage Banking segment’s net income for the quarter ended June 30, 2003 was $12.2 million compared to $3.6 million for the quarter ended June 30, 2002. The Mortgage Company’s loan originations and purchases were $4.6 billion and its loan sales amounted to $4.3 billion for the quarter ended June 30, 2003, as compared to $1.5 billion in loan originations and $1.6 billion in loans sales for the quarter ended June 30, 2002.

The Mortgage Banking segment’s net income for the six months ended June 30, 2003 was $21.3 million compared to $12.2 million for the six months ended June 30, 2002. The Mortgage Company’s loan originations and purchases were $8.3 billion and its loan sales amounted to $8.1 billion for the six months ended June 30, 2003, as compared to $2.8 billion in loan originations and $3.1 billion in loan sales for the six months ended June 30, 2002.

The Mortgage Company sells various types of  loans in the secondary market. The following tables summarize loan sold by the Mortgage Company and gross margins realized by type of loan.

	Quarter Ended June 30, 2003			Quarter Ended June 30, 2002
	(000’s omitted) (unaudited)			(000’s omitted) (unaudited)
	Volume	Net Realized Gross Gain	Net Realized Gross Margin	Volume	Net Realized Gross Gain	Net Realized Gross Margin
Agency eligible	$2,758,112	$65,595	2.38%	$655,014	$12,873	1.97%
Government	459,744	18,503	4.03%	284,851	7,119	2.50%
Jumbo	290,894	4,931	1.70%	82,821	1,312	1.58%
Alt-A	716,399	19,958	2.79%	553,160	18,426	3.33%
Sub prime	103,176	3,456	3.35%	17,140	673	3.93%
Total	$4,328,325	$112,443	2.60%	$1,592,986	$40,403	2.54%

	Year to Date June 30, 2003			Year to Date June 30, 2002
	(000’s omitted) (unaudited)			(000’s omitted) (unaudited)
	Volume	Net Realized Gross Gain	Net Realized Gross Margin	Volume	Net Realized Gross Gain	Net Realized Gross Margin
Agency eligible	$5,118,176	$115,907	2.27%	$1,358,529	$29,027	2.14%
Government	807,312	30,338	3.76%	634,597	15,724	2.48%
Jumbo	442,805	7,082	1.60%	213,656	3,357	1.57%
Alt-A	1,447,463	37,298	2.58%	846,217	30,730	3.63%
Sub prime	240,681	7,658	3.18%	27,706	1,170	4.22%
Total	$8,056,437	$198,283	2.46%	$3,080,705	$80,008	2.60%

The Mortgage Company sells whole mortgage loans and pools of mortgage loans on a servicing released basis.   Mortgage origination fees, net of direct loan costs, are deferred and included in mortgage loans held for sale until the loans are sold.  Gain on sale of mortgage loans is the differential between the sale proceeds, including premium, if any, and the carrying amount of the mortgage loans.

Certain of the Mortgage Company’s expenses are based on the volume of loan applications and originations. A substantial amount of the expense associated with loan originations is commission expense, which includes premiums paid to brokers and commissions paid to retail loan officers to originate a loan. The Mortgage Company, in an effort to partially protect itself in the event of declines in volumes resulting from interest rate movements, has developed contingency plans designed to reduce expenses in the event of reductions in loan origination volumes.

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

During 2002, the Mortgage Company established a Representation and Warranty Reserve (“R&WR”). The R&WR is intended to provide for the potential liabilities associated with residential loans sold, or awaiting sale, in the normal course of business. The R&WR differs from the traditional allowance for loan losses which provides for losses associated with loans held for investment. The R&WR provides for losses on loans sold or held for sale. The R&WR is included on the Company’s balance sheet within Other Liabilities and, in contrast to the allowance for loan losses, does not affect the loan basis. The Mortgage Company made a provision to the R&WR of $9.9 million in the first six months of 2003, which reduced the reported amount of gain on loan sales. The balance in the R&WR at June 30, 2003 was $4.9 million compared to $3.5 million at December 31, 2002.

The segment operating revenue and operating earnings in the table below incorporate certain intersegment transactions that the Company views as appropriate for purposes of reflecting the contribution of certain segments, which are eliminated in the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles.

	Quarter Ended June 30, 2003
	(unaudited)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items (1)	Total
	(000’s omitted)
Interest income	$30,208	$80,154	$(15,532)	$94,830
Interest expense	18,179	38,825	(15,532)	41,472
Net Interest income	12,029	41,329	—	53,358
Provision for loan losses	—	2,779	—	2,779
Other income (loss):
Service and fee income	—	7,257	(3,281)	3,976
Net gains on loan sales	115,266	(959)	(2,584)	111,723
Unrealized gain on derivative transactions	1,040	67	—	1,107
Loan fees	13,410	62	—	13,472
Other income	—	1,936	—	1,936
Securities transactions	—	(2)	—	(2)
Total other income	129,716	8,361	(5,865)	132,212
Other expenses	120,915	21,982	(3,281)	139,616
Income before provision for income taxes	20,830	24,929	(2,584)	43,175
Provision for income taxes	8,602	11,261	(956)	18,907
Net income	$12,228	$13,668	$(1,628)	$24,268

Total assets at June 30, 2003	$2,101,370	$6,635,272	$(1,616,864)	$7,119,778

	Quarter Ended June 30, 2002
	(unaudited)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items (1)	Total
	(000’s omitted)
Interest income	$22,959	$90,398	$(13,397)	$99,960
Interest expense	14,269	46,221	(13,397)	47,093
Net Interest income	8,690	44,177	—	52,867
Provision for loan losses	3,890	1,100	—	4,990
Other income (loss):
Service and fee income	—	3,649	—	3,649
Net gains on loan sales	38,414	(571)	(2,789)	35,054
Unrealized loss on derivative transactions	(160)	—	—	(160)
Loan fees	5,298	(235)	—	5,063
Other income	—	4,879	—	4,879
Securities transactions	—	432	—	432
Total other income	43,552	8,154	(2,789)	48,917
Other expenses	42,114	20,168	—	62,282
Income before provision for income taxes	6,238	31,063	(2,789)	34,512
Provision for income taxes	2,589	12,370	(1,032)	13,927
Net income	$3,649	$18,693	$(1,757)	$20,585

Total assets at June 30, 2002	$1, 291,623	$6,325,204	$(1,153,162)	$6,463,665

	Year to Date June 30, 2003
	(unaudited)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items (1)	Total
	(000’s omitted)

Interest income	$60,404	$162,541	$(30,843)	$192,102
Interest expense	36,064	79,716	(30,843)	84,937
Net Interest income	24,340	82,825	—	107,165
Provision for loan losses	—	3,629	—	3,629
Other income (loss):
Service and fee income	—	13,862	(5,986)	7,876
Net gains on loan sales	203,566	(932)	(3,073)	199,561
Unrealized gain on derivative transactions	3,572	1,892	—	5,464
Loan fees	24,843	89	—	24,932
Other income	—	3,835	—	3,835
Securities transactions	—	313	—	313
Total other income	231,981	19,059	(9,059)	241,981
Other expenses	220,176	44,712	(5,986)	258,902
Income before provision for income taxes	36,145	53,543	(3,073)	86,615
Provision for income taxes	14,880	23,161	(1,137)	36,904
Net income	$21,265	$30,382	$(1,936)	$49,711

	Year to Date June 30, 2002
	(unaudited)
	Mortgage Banking	Community Banking	Elimination of Intersegment Items (1)	Total
	(000’s omitted)

Interest income	$45,274	$176,761	$(27,858)	$194,177
Interest expense	29,371	91,906	(27,858)	93,419
Net Interest income	15,903	84,855	—	100,758
Provision for loan losses	4,590	1,900	—	6,490
Other income (loss):
Service and fee income	—	6,871	—	6,871
Net gains on loan sales	80,294	(445)	(7,665)	72,184
Unrealized loss on derivative transactions	(1,020)	—	—	(1,020)
Loan fees	11,313	530	—	11,843
Other income	—	6,709	—	6,709
Securities transactions	—	599	—	599
Total other income	90,587	14,264	(7,665)	97,186
Other expenses	81,023	59,039	—	140,062
Income before provision for income taxes	20,877	38,180	(7,665)	51,392
Provision for income taxes	8,664	14,955	(2,836)	20,783
Net income	$12,213	$23,225	$(4,829)	$30,609

(1)          The intersegment eliminations consist of interest income on the Community Banking Segment results and interest expense on the Mortgage Banking results due to the Community Banking Segment providing the warehouse line of credit to the Mortgage Company. In 2003 the elimination includes service and fee income on the Community Banking segment and other expense on the Mortgage Banking segment due to the Bank guaranteeing the line of credit the Mortgage Company has with a third party bank.  The intersegment elimination also includes $3.3 million and $6.0 million in premiums paid by the Community Banking Segment to the Mortgage Banking Segment for the purchase of loans during the three and six month periods ended June 30, 2003, respectively.

Stock-Based Compensation.  For the years 1998 through September 2002, the Company accounted for its amended and restated 1998 Stock Option Plan (the “Stock Option Plan”) as a variable award plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25 and recorded compensation expense on all granted options equal to the difference between the option exercise price and the fair market value of the Company’s common stock at the exercise date or at the financial reporting date, whichever is earlier.  Under this method, to the extent that the market value of the underlying stock exceeds the stock option exercise price, increases or decreases in the value of stock options are reflected as additional charges or credits to compensation expense.  Effective September 24, 2002, management rescinded the method of cashless exercise under the Stock Option Plan that had required the recognition of compensation expense, and reestablished the Stock Option Plan as a fixed award plan under APB No. 25.  Therefore, no additional compensation expense has been recognized under the Stock Option Plan since September 24, 2002.

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

	For the Three Months Ended
	(unaudited)
	June 30, 2003	June 30, 2002
	(000’s omitted, except per share data)

Net income as reported	$24,268	$20,585
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	—	9
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	963	9
Pro forma net income	$23,305	$20,585

Earnings per share
Basic as reported	$0.45	$0.36
Basic pro forma	0.43	0.36

Diluted as reported	0.43	0.35
Diluted pro forma	0.41	0.35

	For the Six Months Ended
	(unaudited)
	June 30, 2003	June 30, 2002
	(000’s omitted, except per share data)

Net income as reported	$49,711	$30,609
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	—	10,725
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,926	10,725
Pro forma net income	$47,785	$30,609

Earnings per share
Basic as reported	$0.91	$0.54
Basic pro forma	0.87	0.54

Diluted as reported	0.88	0.52
Diluted pro forma	0.84	0.52

SECURITIES - AVAILABLE FOR SALE

The following table sets forth certain information regarding amortized cost and estimated fair values of the Company’s available for sale securities at June 30, 2003 and December 31, 2002.

	June 30, 2003
	(unaudited)		December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(000’s omitted)		(000’s omitted)
Bonds - Available For Sale
Govt. Sponsored Agencies	$272,955	$274,585	$20,914	$22,338
Industrial and Finance	76,497	75,868	118,160	113,092
Foreign	250	250	250	250
Total Debt Securities	349,702	350,703	139,324	135,680

G.N.M.A. - M.B.S.	4,844	5,141	6,961	7,415
F.H.L.M.C. - M.B.S.	148,098	153,889	212,505	221,664
F.N.M.A. - M.B.S.	314,989	324,990	337,213	350,738
Agency C.M.O.s	34,415	34,646	84,911	85,945
Privately Issued C.M.O.s	10,042	10,119	78,096	78,610
Total Mortgage-Backed and Mortgage Related Securities	512,388	528,785	719,686	744,372
Total Bonds - Available For Sale	862,090	879,488	859,010	880,052

Equity Securities
Preferred Stock	6,598	6,655	6,598	6,584
Common Stock	100	101	100	101
IIMF Capital Appreciation Fund	24,811	25,714	25,609	24,695
Total Equity Securities	31,509	32,470	32,307	31,380
Total Securities Available for Sale	$893,599	$911,958	$891,317	$911,432

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Company’s held for investment loans at the dates indicated.

	June 30, 2003	December 31, 2002
	(unaudited)
	(000’s omitted)
Mortgage loans: (1)
Single-family residential	$2,640,624	$2,671,041
Multi-family residential	62,333	56,545
Commercial real estate	455,286	418,708
Construction and land	170,484	153,144
Home equity	21,309	19,032
Total mortgage loans	3,350,036	3,318,470

Other loans:
Student loans	141	228
Passbook loans	8,653	8,692
Commercial business loans	61,540	62,777
Other consumer loans	31,995	37,362
Total other loans	102,329	109,059
Total loans receivable	3,452,365	3,427,529
Plus (less):
Premium on loans purchased	3,609	3,941
Allowance for loan losses	(25,260)	(22,773)
Deferred loan costs	16,997	13,795
Loans receivable, net	$3,447,711	$3,422,492

(1) Mortgage loans held for sale at June 30, 2003 and December 31, 2002 of $1.9 billion and $1.7 billion, respectively, are not included in this table.

DELINQUENT LOANS

The following table sets forth information concerning accruing but delinquent loans at the dates indicated.  The amounts presented represent the total outstanding principal balances of the related loans held in portfolio and held for sale loans, rather than the actual payment amounts which are past due.

90 Days or More	June 30, 2003	December 31, 2002
	(unaudited)
	(000’s omitted)

Mortgage loans:
Single-family residential	$2,129	$4,451
Multi-family residential	—	—
Commercial real estate	—	—
Construction and land	141	940
Home equity	—	—
Total mortgage loans	2,270	5,391
Other loans:
Commercial business loans	249	41
Other loans	106	252
Total other loans	355	293
Total	$2,625	$5,684

60-89 Days	March 31, 2003	December 31, 2002
	(unaudited)
	(000’s omitted)

Mortgage loans:
Single-family residential	$4,465	$6,699
Multi-family residential	—	—
Commercial real estate	388	493
Construction and land	674	465
Home equity	—	8
Total mortgage loans	5,527	7,665
Other loans:
Commercial business loans	288	124
Other loans	407	418
Total other loans	695	542

Total	$6,222	$8,207

30-59 Days	June 30, 2003	December 31, 2002
	(unaudited)
	(000’s omitted)

Mortgage loans:
Single-family residential	$11,799	$16,496
Multi-family residential	—	—
Commercial real estate	3,120	3,646
Construction and land	344	2,787
Home equity	219	51
Total mortgage loans	15,482	22,980

Other loans:
Commercial business loans	1,732	3,014
Other loans	1,324	1,523
Total other loans	3,056	4,537

Total	$18,538	$27,517

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING AND NON-ACCRUING ASSETS

The following table sets forth information with respect to non-accruing  loans, other real estate owned and repossessed  assets and loans past due 90 days or more and still accruing.

	June 30, 2003	December 31, 2002
	(unaudited)
	(000’s omitted)

Non-Accruing Loan Assets
Mortgage loans:
Single-family residential	$16,070	$11,942
Multi-family residential	—	—
Commercial real estate	3,645	2,687
Construction and land	1,686	1,094
Home equity	—	—
Other loans:
Commercial business loans	937	797
Other consumer loans	988	837
Total non-accrual loans	23,326	17,357
Other real estate owned and repossessed assets, net	2,909	9,681
Total non-accruing loan assets	26,235	27,038

Loans past due 90 days or more and still accruing	2,625	5,684
Non-accruing loan assets and loans past due 90 days or more and still accruing	$28,860	$32,722

Total non-accruing loan assets to total HFI* & HFS** loans	0.49%	0.53%
Total non-accruing loan assets to total assets	0.37%	0.39%
Total non-accrual loans to total HFI* & HFS** loans	0.44%	0.34%
Total non-accrual loans to total assets	0.33%	0.25%

*                       Held for Investment

**                Held for Sale

ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	Six Months Ended June 30,		Year Ended December 31,
	2003	2002	2002
	(unaudited)	(unaudited)
	(000’s omitted)

Allowance at beginning of period	$22,773	$20,041	$20,041
Provisions	3,629	6,490	8,854
Charge-offs:
Mortgage loans:
Construction, land and land development	33	—	—
Single-family residential	244	2,968	4,898
Multi-family residential	—	—	—
Commercial real estate	13	—	—
Other loans	1,244	1,131	2,174
Total charge-offs	1,534	4,099	7,072
Recoveries:
Mortgage loans:
Construction, land and land development	—	15	15
Single-family residential	3	1	10
Multi-family residential	—	—	—
Commercial real estate	—	—	—
Other loans	389	477	925
Total recoveries	392	493	950
Allowance at end of period	$25,260	$22,925	$22,773

Allowance for possible loan losses to total non-accruing loans at end of period	108.29%	137.74%	131.20%

Allowance for possible loan losses to total loans at end of period	0.47%	0.52%	0.44%

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

CHANGES IN FINANCIAL CONDITION

The Company had total assets of $7.1 billion at June 30, 2003 compared to $6.9 billion at December 31, 2002. The six month growth resulted primarily from a $209.2 million or 12.1% increase in loans held for sale and a $25.2 million increase in loans, net. Loans held for sale were $1.9 billion and loans net were $3.4 billion at June 30, 2003. The increases in loans were partially offset by decreases in cash and due from banks, Federal Funds sold and Federal Home Loan Bank of New York (“FHLB”) common stock during the first six months of 2003 of $36.8 million, $11.0 million and $14.3 million, respectively. Securities available for sale remained relatively flat during the first six months of 2003.

The Mortgage Company had originations and purchases of $8.3 billion and loan sales of $8.0 billion, which accounts for the increase in loans held for sale for the six months ended June 30, 2003.  The increase in loan sales, when compared to the $2.9 billion for the six months ended June 30, 2002, was due both to the increased level of originations as well as a reduction in the amount of time needed to re-sell loans primarily as a result of enhanced efficiencies by the Mortgage Company in packaging and shipping loans. In the same time period, the Bank had loan originations of  $691.2 million, which primarily consisted of  $486.2 million of single-family residential loans, $89.0 million of commercial real estate secured loans, $53.6 million of construction loans and $33.0 million of commercial business loans. The current interest rate environment continues to be favorable for the Company’s mortgage banking segment and it is anticipated that loan sales will reach $4.6 billion in the third quarter of 2003.  The activity in the securities available for sale portfolio during the six months ended June 30, 2003, included purchases of $460.7 million, sales of $50.0 million and amortization and prepayments of $405.1 million. The purchases consisted of $371.0 million of agency bonds with an average yield of 2.86% with a step-up to a yield in excess of 5.5%, if not redeemed in the first year, and $79.9 million of 15 year fixed rate mortgage backed securities with an estimated average life of 3.6 years and an estimated average yield of 4.07%.

Deposit growth remained strong during the first six months of 2003. Deposits increased $243.7 million or 7.0% to $3.7 billion at June 30, 2003 compared to $3.5 billion at December 31, 2002. Core deposits, which consist of savings, NOW, DDA, and money market accounts increased $193.7 million or 8.2% during the six months ended June 30, 2003 and represented 68.8% of total deposits at June 30, 2003. Expansion of the Bank’s branch office network, as well as strong growth in established branches contributed to the increase in core deposits. Core deposits increased primarily due to growth in savings and money market accounts which increased by $77.5 million and $75.0 million, respectively. Time deposits increased $50.0 million or 4.5% from December 31, 2002 to June 30, 2003. This increase resulted from an increase in brokered deposits of $93.2 million partially offset by a reduction in retail certificates of deposit of $43.2 million during the period.

The Company’s borrowings at June 30, 2003 were $2.7 billion or 37.9% of assets compared to $2.8 billion or 39.8% of assets at December 31, 2002. Management anticipates that it will continue to utilize borrowings as a source of funds, when needed, to originate loans and purchase securities.  At June 30, 2003, the Company’s borrowings consisted of advances from the FHLB of $2.0 billion, which are secured by one-to-four family residential loans, repurchase agreements with the FHLB and nationally recognized brokerage firms of $244.6 million and the Mortgage Company’s secured line of credit with an international bank of $499 million.  The Mortgage Company’s line of credit is guaranteed by the Bank.

Stockholders’ equity amounted to $618.9 million at June 30, 2003 compared to $614.3 million at December 31, 2002. This represented 8.7% and 8.9% of total assets at June 30, 2003 and December 31, 2002, respectively. The increase of

$4.6 million in stockholders’ equity during the first six months of 2003 was primarily due to net income of $49.7 million and the exercise of 272,773 stock options resulting in an increase of $3.1 million. These increases were partially offset by the repurchase of 2,029,600 shares of the Company’s common stock at an aggregate cost of $34.8 million or an average of $17.16 per share and aggregate cash dividend payments of  $14.4 million. The tangible book value per share of the Company’s common stock at June 30, 2003 was $9.61 compared to $9.23 at December 31, 2002.

RESULTS OF OPERATIONS

The Company reported net income of $24.3 million or $0.43 per fully diluted share for the three months ended June 30, 2003 compared to net income of $20.6 million or $0.35 per fully diluted share for the comparable time period last year.  The return on average equity and average assets for the three months ended June 30, 2003 were 15.55% and 1.36%, respectively, compared to 14.51% and 1.30%, respectively, for the comparable time period in the prior year.

The $3.7 million increase in net income for the quarter ended June 30, 2003 compared to the same quarter one year ago was primarily due to an increase of $ 83.3 million in other income and a $2.2 million decrease in the provision for loan losses, which were partially offset by a $77.3 million increase in total other expenses, and a $5.0 million increase in the provision for income taxes.

For the six-month period ended June 30, 2003, the Company reported net income of $49.7 million or $0.88 per fully diluted share compared to $30.6 million or $0.52 per fully diluted share for the comparable time period in the prior year. The return on average equity and average assets for the six-month period ended June 30, 2003 was 16.04% and 1.41%, respectively, compared to 10.88% and 0.99%, respectively, for the six-month period ended June 30, 2002.

The $19.1 million increase in net income for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 was primarily due to an increase of $144.8 million in other income and a $6.4 million increase in net interest income.  These increases were offset by a $118.8 million increase in total other expenses and a $16.1 million increase in the provision for income taxes.

The Company's net income, as reported herein, is $1.2 million, or $0.02 per share, less than the net income amounts previously indicated in the Company’s earnings release for the three- and six-months ended June 30. 2003.  The reason for this difference was the Company's determination, made subsequent to the release of the earnings release, to increase its provision for income taxes to reflect a valuation adjustment to the Company's deferred tax asset related to its 1997 contribution to the SI Bank & Trust Foundation.  See “- Provision for Income Taxes.”

INTEREST INCOME

The Company’s interest income for the three months ended June 30, 2003 was $94.8 million compared to $100.0 million for the three months ended June 30, 2002. The $5.1 million decrease was primarily due to a $12.0 million decrease in interest income from securities, which was partially offset by a $6.7 million increase in interest income from loans. The decrease in interest income from securities was due to a $523.0 million decline in the average balance of the securities portfolio and a 155 basis point decline in the average yield on the securities portfolio to 4.30% for the second quarter of 2003 compared to 5.85% for the second quarter of 2002. The decrease in the average balance of the securities portfolio was due to the use of cash flows generated by the securities portfolio to fund higher yielding loan originations at both the Bank and the Mortgage Company.  The decline in the average yield on the securities portfolio was primarily due to the lower rate environment and the accelerated repayments of higher yielding mortgage-backed securities in the current interest rate environment. The increase in interest income from loans was due to a $1.1 billion increase in the average balance of the loan portfolio partially offset by a decline in the average yield on the loan portfolio from 7.22% for the second quarter of 2002 to 6.26% for the second quarter of 2003. The increase in the average balance of the loan portfolio was due to increased loan originations by the Bank, the retention of higher yielding loans originated by the Mortgage Company for the Bank’s portfolio and the increase in loans held for sale by the Mortgage Company.  The decrease in the average yield on the loan portfolio was due to the generally lower interest rate environment over the past twelve months resulting in increased prepayments and satisfactions, the downward repricing of adjustable rate loans and the origination of loans at lower interest rates.

Total interest income for the six-month period ended June 30, 2003 was $192.1 million compared to $194.2 million for the first six months of 2002. The decrease of $2.1 million was due to a $22.9 million decrease in interest income from securities partially offset by a $20.7 million increase in interest income from loans. The decrease in interest income from securities was due to a $547.5 million decrease in the average balance from $1.6 billion during the first six months of 2002 to

$1.1 billion for the first six months of 2003. The yield on securities decreased 127 basis points from 5.97% to 4.70% for the six months ended June 30, 2002 and 2003, respectively. The decline in the average yield of securities generally was due to substantially the same factors described with respect to the reduction in average yield for the quarter. The increase in interest income from loans was due to a $1.2 billion increase in the average balance of loans partially offset by an 83 basis point decline in the average yield on loans to 6.36% for the six months ended June 30, 2003. The increase in the average balance of loans was primarily due to the growth of originations at the Mortgage Company resulting in an increase in loans held for sale and an increase in the amount of loans originated by the Mortgage Company and retained for the Bank’s portfolio.  The decline in the average yield on loans again is attributable to substantially the same factors as previously stated for the quarter.

INTEREST EXPENSE

The Company’s total interest expense was $41.5 million for the second quarter of 2003 compared to $47.1 million for the second quarter of 2002.  The decrease of $5.6 million was primarily due to a $2.2 million decrease in interest expense on certificates of deposit, a $1.9 million decrease in interest expense on savings accounts and a $1.2 million decrease in interest expense on borrowed funds. The decrease in interest expense on certificates of deposit was primarily due to an 87 basis point decrease in the average cost of certificates of deposit to 2.70% for the second quarter of 2003 primarily due to the lower market rates of interest over the past twelve months.  The decline in the interest expense on savings accounts was due to a 93 basis point decrease in the average cost of savings deposits to 1.05% in the second quarter of 2003 compared to the quarter ended June 30, 2002. An increase of $142.8 million in the average balance of savings deposits partially offset the impact of the decline in the average cost.  The decline in interest expense on borrowed funds was due to a 44 basis point decline in the average cost of borrowings to 4.07% for the second quarter of 2003.  The decline in the average cost of borrowings was due to the lower interest rate environment resulting in new borrowings having lower rates of interest compared to the Company’s outstanding borrowings which came due during the period. The decline in average interest rates paid on borrowings was partially offset by a $150.6 million increase in the average balance of borrowings.  The increase in the average balance of borrowings was due to the Bank’s funding requirements, particularly with respect to higher yielding loan originations. The increase in interest expense for money market and NOW accounts was due to a $221.1 million increase in the average balance of money market and NOW accounts in the second quarter of 2003 compared to the first quarter of 2002.  This increase was partially offset by a 79 basis point decline in the average cost to 1.78% for the second quarter of 2003. The increase in the average balance of money market and NOW accounts was due to the promotion of a premium money market account at the Bank, which required the opening of a corresponding DDA account as part of the Bank’s efforts to develop additional banking relationships.

For the first six months of 2003 the Company’s interest expense was $84.9 million compared to $93.4 million for the same time period in the prior year.  The decrease of $8.5 million was partially due to a $4.7 million decrease in interest expense on certificates of deposit and a $3.3 million decrease in interest expense on savings accounts. The decrease in interest expense on certificates of deposit was primarily due to the average cost for the first six months of 2003 declining to 2.81% from 3.73% for the first six months of 2002.  The decline in the average cost reflects the lower interest rate environment over the past twelve months.  The decline in interest expense on savings accounts was due to an 87 basis point decline in the average cost from 1.98% for the first six months of 2002 to 1.11% for the first six months of 2003.

NET INTEREST INCOME

Net interest income for the second quarter of 2003 was $53.4 million, a  $500,000 increase over the $52.9 million for the second quarter of 2002.  The overall net interest income increase was due to a $5.1 million decrease in interest income, which was more than offset by a $5.6 million decrease in interest expense.  The decrease in interest income was primarily due to a 96 basis point decrease in the average yield on interest-earning assets from 6.79% to 5.83% for the second quarter of 2003 compared to the second quarter of 2002, which was partially offset by a $619.7 million increase in the average balance of interest-earning assets.  The decrease in interest expense was due to the favorable impact of a 72 basis point decrease in the average cost to 2.88% being only partially offset by an increase of $538.3 million in the average balance of interest-bearing liabilities. The Company’s net interest rate spread and net interest rate margin for the three-month period ended June 30, 2003 was 2.95% and 3.28%, respectively, compared to 3.19% and 3.59%, respectively, for the three-month period ended June 30, 2002.

For the six-month period ended June 30, 2003 net interest income was $107.2 million compared to $100.8 million for the six-month period ended June 30, 2002. The increase of $6.4 million or 6.36% was due to a $2.1 million decrease in interest income being more than offset by an $8.5 million decrease in interest expense.  The decrease in interest income was due to an 80 basis point decline in the average yield on interest-earning assets to 5.96%, which was partially offset by a $706.5 million increase in the average balance of interest-earning assets.  The decrease in interest expense was due to the favorable impact of a decrease in the average cost of interest-bearing liabilities for the first half of 2003 to 2.97% from 3.68% for the first half of 2002, being only partially offset by a $653.4 million increase in the average balance of interest-bearing liabilities.

Primarily as a result of the current interest rate environment the Company’s net interest rate spread and margin for the six months ended June 30, 2003 have narrowed, when compared to the six months ended June 30, 2002. The growth of the Company’s interest-earning assets has partially offset this narrowing of the interest rate spread and margin. The record volume of loans originated and net gains realized on loans sold at the Mortgage Company have helped the Company to offset the negative impact on net interest income of the interest rate trend.

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

	Three Months Ended June 30,
	(unaudited)
	2003			2002
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(000’s omitted)
Interest-earning assets:
Loans receivable (1):
Real estate loans	$5,185,972	$80,569	6.23%	$4,100,486	73,529	7.19%
Other loans	95,247	1,882	7.93%	105,857	2,226	8.43%
Total loans	5,281,219	82,451	6.26%	4,206,343	75,755	7.22%
Securities (2)	1,124,457	12,044	4.30%	1,647,438	24,016	5.85%
Other interest-earning assets (3)	120,136	335	1.12%	52,307	189	1.45%
Total interest-earning assets	6,525,812	94,830	5.83%	5,906,088	99,960	6.79%
Noninterest-earning assets	644,548			460,434
Total assets	$7,170,360			$6,366,522

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$842,371	3,741	1.78%	$621,252	$3,985	2.57%
Savings and escrow accounts	1,138,800	2,971	1.05%	996,026	4,918	1.98%
Certificates of deposit	1,125,113	7,562	2.70%	1,101,234	9,811	3.57%
Total deposits	3,106,284	14,274	1.84%	2,718,512	18,714	2.76%
Total Other Borrowings	2,677,240	27,198	4.07%	2,526,681	28,379	4.51%
Total interest-bearing liabilities	5,783,524	41,472	2.88%	5,245,193	47,093	3.60%
Noninterest-bearing liabilities (4)	760,827			552,338
Total liabilities	6,544,351			5,797,531
Stockholders’ equity	626,009			568,991
Total liabilities and stockholders’ equity	$7,170,360			$6,366,522
Net interest-earning assets	$742,288			$660,895
Net interest income/interest rate spread		$53,358	2.95%		$52,867	3.19%

Net interest margin			3.28%			3.59%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.83%			112.60%

(1) The average balance of loans receivable includes non-accruing loans, interest on which is recognized on a cash basis.

(2) Securities include the Bank’s investment in FHLB of New York stock.

(3) Includes money market accounts, federal funds sold and interest-earning bank deposits.

(4) Consists primarily of demand deposit accounts.

	Six Months Ended June 30,
	(unaudited)
	2003			2002
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
	(000’s omitted)
Interest-earning assets:
Loans receivable (1):
Real estate loans	$5,171,118	$162,434	6.33%	$3,979,497	$141,182	7.15%
Other loans	100,817	3,871	7.74%	105,996	4,456	8.48%
Total loans	5,271,935	166,305	6.36%	4,085,493	145,638	7.19%
Securities (2)	1,068,515	24,909	4.70%	1,616,029	47,841	5.97%
Other interest-earning assets (3)	159,263	888	1.12%	91,644	698	1.54%
Total interest-earning assets	6,499,713	192,102	5.96%	5,793,166	194,177	6.76%
Noninterest-earning assets	623,808			450,068
Total assets	$7,123,521			$6,243,234

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$824,295	$7,744	1.89%	$571,125	7,342	2.59%
Savings and escrow accounts	1,113,565	6,102	1.11%	956,216	9,401	1.98%
Certificates of deposit	1,107,099	15,420	2.81%	1,090,578	20,157	3.73%
Total deposits	3,044,959	29,266	1.94%	2,617,919	36,900	2.84%
Total Other Borrowings	2,727,798	55,671	4.12%	2,501,454	56,519	4.56%
Total interest-bearing liabilities	5,772,757	84,937	2.97%	5,119,373	93,419	3.68%
Noninterest-bearing liabilities (4)	725,675			556,346
Total liabilities	6,498,432			5,675,719
Stockholders’ equity	625,089			567,515
Total liabilities and stockholders’ equity	$7,123,521			$6,243,234
Net interest-earning assets	$726,956			$673,793
Net interest income/interest rate spread		$107,165	2.99%		$100,758	3.08%

Net interest margin			3.32%			3.51%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.59%			113.16%

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

	Three Months Ended June 30, 2003 compared to 2002
	(unaudited)
	Increase (decrease) due to
	Rate	Volume	Total
	(000’s omitted)
Interest-earning assets:
Loans Receivable:
Real estate loans	$(10,697)	$17,737	$7,040
Other loans	(128)	(216)	(344)
Total loans	(10,825)	17,521	6,696
Securities	(5,450)	(6,522)	(11,972)
Other interest-earning assets	(53)	199	146
Total interest-earning assets	(16,328)	11,198	(5,130)

Interest-bearing liabilities:
Deposits:
NOW and Money Market accounts	(1,428)	1,184	(244)
Savings and Escrow accounts	(2,574)	627	(1,947)
Certficates of Deposit	(2,457)	208	(2,249)
Total	(6,459)	2,019	(4,440)
Borrowings	(2,811)	1,630	(1,181)
Total interest-bearing liabilities	(9,270)	3,649	(5,621)
Net change in net interest income	$(7,058)	$7,549	$491

	Six Months Ended June 30, 2003 compared to 2002
	(unaudited)
	Increase (decrease) due to
	Rate	Volume	Total
	(000’s omitted)
Interest-earning assets:
Loans Receivable:
Real estate loans	$(17,519)	$38,771	$21,252
Other loans	(374)	(211)	(585)
Total loans	(17,893)	38,560	20,667
Securities	(8,841)	(14,091)	(22,932)
Other interest-earning assets	(224)	414	190
Total interest-earning assets	(26,958)	24,883	(2,075)

Interest-bearing liabilities:
Deposits:
NOW and Money Market accounts	(2,308)	2,710	402
Savings and Escrow accounts	(4,660)	1,361	(3,299)
Certificates of Deposit	(5,038)	301	(4,737)
Total	(12,006)	4,372	(7,634)
Borrowings	(5,723)	4,875	(848)
Total interest-bearing liabilities	(17,729)	9,247	(8,482)
Net change in net interest income	$(9,229)	$15,636	$6,407

PROVISION FOR LOAN LOSSES

The provision for loan losses for the second quarter of 2003 was $2.8 million compared to $5.0 million in the second  quarter of 2002. For the six months ended June 30, 2003 the provision for loan losses was $3.6 million compared to $6.5 million for the six months ended June 30, 2002.

Total non-accrual loans and other real estate owned (“OREO”) at June 30, 2003 was $26.2 million compared to $27.0 million at December 31, 2002. Non-accrual loans at June 30, 2003 totaled  $23.3 million of which $16.1 million were secured by one-to-four family residences compared to total non-accrual loans of $16.6 million at June 30, 2002 with $7.9 million secured by one-to-four family residences.  While the level of non-accrual loans increased, management believes that the Company’s credit quality remains strong, primarily due to the concentration in the loan portfolio of one to four family residential mortgage loans and sound credit standards for new loan originations.

Net chargeoffs for the three and six months ended June 30, 2003 were $375,000 and $1.1 million, respectively, as compared to net chargeoffs for the three and six months ended June 30, 2002 of $3.2 million and $3.6 million, respectively. The higher level of net chargeoffs in the 2002 periods was primarily due to $1.4 million in chargeoffs on loans transferred to OREO at net realizable value and a $1.6 million chargeoff relating to the sale of $5.3 million of loans by the Mortgage Company that did not meet secondary market standards.  OREO at June 30, 2003 totaled $2.9 million as compared to $8.6 million at June 30, 2002. This reduction reflects the sale of three OREO properties for $5.3 million during the second quarter of 2003.

The allowance for loan losses at June 30, 2003 was $25.3 million or 108.3% of non-accruing loans compared to $22.8 million or 131.2% of non-accruing loans at December 31, 2002 and $22.9 million or 137.74% of non-accruing loans at June 30, 2002. During the fourth quarter of 2002 a separate Representation and Warranty Reserve was established to provide for loans held for sale that do not meet secondary market standards. The balance in this reserve at June 30, 2003 was $4.9 million. Prior to this time such losses were provided for within the allowance for loan losses. The activity in the allowance for loan losses in the first six months of 2003 was a provision of $3.6 million, charge-offs of  $1.5 million and recoveries of $392,000.

In determining the appropriate level of the allowance for loan losses, the Company on a quarterly basis reviews the mix and volume of the loan portfolio and its inherent risks, the level and type of non-accruing loans and delinquencies, historical loss experience, local and national economic conditions including the direction of real estate values and current trends in regulatory supervision. While no assurance can be given that future chargeoffs or additional provisions over the current level will be necessary, management believes, based on its ongoing review and the current level of non-accruing loans and delinquencies, that the current level of the allowance for loan losses is adequate.

TOTAL OTHER INCOME

Total other income was $132.2 million for the second quarter of 2003 compared to $48.9 million for the second quarter of 2002.  The increase of $83.3 million was primarily due to a $76.7 million increase in net gains on loan sales and an $8.4 million increase in loan fees.  The increase in net gains on loan sales was due to increased volume and, to a lesser extent, to an increase in the average gross margins on loans sold. The increase in the volumes of shipped loans to $4.3 billion for the second quarter of June 2003 was due to the record level of originations and increased efficiencies in packaging and shipping loans.  The increase in the average gross margin from 2.54% for the second quarter of 2002 to 2.60% for the second quarter of 2003 was due to the increased margins on certain product types caused by market conditions and record volume levels.  The increase in loan fees was also due to the increase in loan originations.

Total other income was $242.0 million for the first six months of 2003 compared to $97.2 million for the six months of 2002.  The increase of $144.8 million was due to a $127.4 million increase in net gains on loan sales, a $13.1 million increase in loan fees and a $6.5 million increase in unrealized gains on derivative transactions.  These increases were partially offset by a $2.9 million reduction in other income. The increase in net gains on loan sales was due to increased volumes of loan originations, which was partially offset by reduction in margins to 2.46% for the first six months of 2003 compared to 2.60% for the first six months of 2002.  The increased volumes were due to the current interest rate environment and the continued expansion of the Mortgage Company.  The increase in loan fees was due to increased volumes of loan originations at both the Bank and Mortgage Company.   The increase in the net gain on derivative transactions was due to the mark to market gain on unallocated forward securities sales and loan commitments due to increases in volume and the movement of interest rates. Prior to July 1, 2002 the Company accounted for interest-rate locked commitments as off-balance sheet financial instruments. The reduction in other income was due to the receipt in the first quarter of 2002 of a $3.0 million one time liquidating dividend from the Company’s former data processing provider.

TOTAL OTHER EXPENSES

Total other expenses for the second quarter of 2003 were $139.6 million compared to $62.3 million for the second quarter of 2002. The increase of $77.3 million was primarily due to an increase of $58.0 million in commission expense, a $7.2 million increase in personnel costs and a $7.8 million increase in other expenses.  The increase in commission expense reflects the increased level of loan originations at the Mortgage Company.  The increase in personnel costs was primarily due to the hiring of additional staff at the mortgage-banking subsidiary in response to the increased origination volumes and the personnel expense relating to branch expansion, incentives and normal merit pay increases at the Bank. The increase in other expenses primarily reflects the growth and expansion of the Mortgage Company over the past year which has been necessary to handle the increased volumes.

Total other expenses for the first half of 2003 were $258.9 million compared to $140.1 million for the comparable time period last year. The increase of $118.8 million was due to a $99.4 million increase in commissions, a $3.8 million increase in professional fees and a $16.5 million increase in other expenses.  The increase in commission expense was due to the increased level of originations at the Mortgage Company compared to the same time period in the prior year.  The increase in professional fees was due to the use of contract workers at the Mortgage Company in response to the increased volumes for the first half of the year. The increase in other expenses was due to the growth and expansion at the Mortgage Company. These increases were partially offset by a $6.2 million reduction in personnel costs from $61.2 million during the first six months of 2002 to $55.0 million during the first six months of 2003. This reduction was primarily caused by a $19.9 million reduction in stock option expense related to variable plan accounting, which was partially offset by increases in personnel costs related to the hiring of additional staff at the Mortgage Company in response to the increased loan origination volumes, as well as, branch expansion and normal merit pay increases at the Bank. In September 2002 the Company discontinued the use of variable plan accounting on the Stock Option Plan, therefore no stock option expense was incurred in the first six months of 2003 as compared to $19.9 million in the first six months of 2002.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter of 2003 was $18.9 million compared to $13.9 million for the same period in 2002.  The provision for income taxes for the first half of 2003 was $36.9 million compared to $20.8 million for the same period in the prior year.  The primary reason for the increase in provision for income taxes for both the three and six months periods ended June 30, 2003 compared to the same time frames in the prior year was the increase in net income before the provision for income taxes.  Included in both the quarter ended and six months ended June 30, 2003 provision was a $1.2 million valuation adjustment of a deferred tax asset for the current estimate of the non-utilization of a contribution carryover deduction for state and local income taxes.  This deferred tax asset had resulted from the Company's previous contribution of 2.1 million shares of its stock to the SI Bank & Trust Foundation, formerly SISB Community Foundation.  The Company initially included this $1.2 million valuation adjustment on its statements of financial condition as a reduction in other assets and a reduction in stockholders’ equity in its previously issued earnings release for the three- and six- months ended June 30, 2003.  Subsequently, the Company determined that this adjustment should be made on the Company’s statements of income as a $1.2 million increase to its provision for income taxes.  As a result, the Company increased its provision for income taxes by $1.2 million which had the effect of reducing net income by $1.2 million, or $0.02 per share, from the results previously announced in the Company’s earnings release.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At June 30, 2003, the Company’s total approved loan commitments outstanding amounted to $2.2 billion, the forward commitments to sell loans to third party investors amounted to $4.2 billion and securities commitments totaled $150.3 million. At the same date, the undisbursed portion of construction loans totaled $34.1 million and unused credit lines equaled $95.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2003 totaled $780.5 million.  Amortization from investments and loans is projected at $1.3 billion over the next 12 months. Based on historical experience, the Bank’s current pricing strategy and the Bank’s strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Company anticipates that it will continue to have sufficient funds to meet its current commitments. In the event the funds required exceed the funds generated by the Bank and Mortgage Company, additional sources of funds such as repurchase agreements, FHLB advances, overnight lines of credit and brokered certificates of deposit are available to the Company.

CAPITAL

At June 30, 2003, the Bank had regulatory capital which was in excess of all regulatory requirements set by the OTS. The current requirements and the Bank’s actual levels are detailed below (000’s omitted) (unaudited):

	Required Capital		Actual Capital		Excess Capital
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital	$105,512	1.50%	$506,536	7.20%	$401,024	5.70%
Core capital	$281,433	4.00%	$508,207	7.22%	$226,774	3.22%
Risk-based capital	$329,704	8.00%	$531,442	12.90%	$201,738	4.90%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk continues to be market interest rate volatility due to the potential impact on net interest income, the market value of all interest-earning assets and interest-bearing liabilities at the Mortgage Company and the change in spreads on loan sales under changing interest rate environments. The Company monitors its interest rate risk on a quarterly basis, and due to the current interest rate environment, the Company’s net interest rate spreads and margins have declined on a linked quarter basis while the level of loan originations at both the Bank and Mortgage Company have increased significantly. The operation of the Company does not subject it to foreign exchange or commodity price risk and the Company does not own any trading assets. For a complete discussion of the Company’s asset and liability management market risk and interest rate sensitivity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2002 Annual Report to Stockholders.

Item 4.  Controls and Procedures

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this quarterly report.  As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and as discussed in Note 23 to the Company’s Consolidated Financial Statements at and for the year ended December 31, 2002, the Company announced in October 2002 that it was restating its financial results for the year ended December 31, 2001 and the first three quarters of 2002.  Primarily due to issues arising in the context of such restatement, management determined that the Company’s disclosure controls and procedures and internal controls needed certain improvements, including as discussed below.  In addition, the Company’s management and the Audit Committee were advised by PricewaterhouseCoopers LLP of certain reportable conditions for the year ended December 31, 2002 under standards established by the American Institute of Certified Public Accountants (“AICPA”).  These reportable conditions, which are not material weaknesses, as defined by the AICPA, related to the Company’s controls and procedures for appropriately assessing and applying generally accepted accounting principles in areas such as its stock-based compensation plans, maintaining its income tax provisions and valuing its investment securities.  While management believes that it has satisfactorily addressed all of the reportable conditions identified by PricewaterhouseCoopers LLP, management of the Company has taken, and is continuing to take, certain actions designed to enhance the Company’s disclosure controls and procedures as well as its internal control structure.  In particular, the Company retained a third-party consultant in November 2002 to assist it in its review and preparation of financial reports and in the application of accounting principles. In July, 2003 this consultant was hired as the First Vice President of Financial Management and Reporting.  In May, 2003 the Company appointed Senior Vice President Donald C. Fleming to the position of Chief Financial Officer. In June, 2003 the Company hired a consulting firm to perform an assessment of the internal control structure of the Company. The Company expects to receive a report from this consulting firm during the fourth quarter of 2003.  The Company also has reviewed and revised its policies and procedures regarding the preparation of tax estimates and with respect to its review and valuation of investment securities.  Management is continuing to review and revise its policies and procedures and anticipates that additional improvements will be made as part of its efforts to continue to strengthen the disclosure controls and procedures and internal control structure of the Company.

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

The Company has taken certain actions designed to improve its internal controls, as described above. However, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)  — 15(F) under the Exchange Act occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.

Item 1	Legal Proceedings
Not applicable

Item 2	Changes in Securities and Use of Proceeds
Not applicable

Item 3	Defaults Upon Senior Securities
Not applicable

Item 4	Submission of Matters to a Vote of Security Holders

The annual shareholder’s meeting was held on May 15, 2003. The matters considered were the election of directors and ratification of auditors. The Company solicited proxies pursuant to Regulation 14a of the Exchange Act, there was no solicitation in opposition to management’s nominees and all such nominees were elected.

The result of the votes for the ratification of auditors follow:

	Votes for	Votes against	Abstain
Ratification of PricewaterhouseCoopers, LLP as auditors	53,689,838	576,946	650,363

Item 5	Other Information
Not applicable

Item 6	Exhibits and Reports on Form 8-K

(a)                     Exhibits

No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(b)                    Reports on Form 8-K

On April 18, 2003, the Company filed a Current Report of Form 8-K regarding the Company’s press releases for the Company’s quarterly dividend, under Item 5, and its quarterly earnings results, under Item 9.

On May 8, 2003, the Company filed a Current Report on Form 8-K, under Item 9, providing its updated investor presentation.

On May 16, 2003, the Company filed a Current Report on Form 8-K, under Item 5, regarding the Company’s press releases announcing its participation in an investor conference, the results of its Annual Meeting of Shareholders and the appointment of Donald Fleming as the Company’s new Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATEN ISLAND BANCORP, INC.

Date: August 12, 2003	By:	/s/ Harry P. Doherty
Harry P. Doherty, Chairman of the Board and Chief Executive Officer

Date: August 12, 2003	By:	/s/ Donald C. Fleming
Donald C. Fleming, Sr. Vice President and Chief Financial Officer