Form 10-Q
period 2003-09-30
STATEN ISLAND BANCORP INC
filed 2003-11-13
CIK 1042801

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission File Number 1-13503

Staten Island Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3958850 (I.R.S. Employer Identification Number)
1535 Richmond Avenue Staten Island, New York (Address of principal executive office)	10314 (Zip Code)

(718) 447-8880
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant had 58,763,994 shares of Common Stock outstanding as of November 6, 2003.

Part I.

FINANCIAL INFORMATION

Item 1. Financial Statements

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	September 30, 2003	December 31, 2002
	(000's omitted, except share data)
ASSETS:
Cash and due from banks	$125,407	$137,085
Federal funds sold	184,000	237,000
Securities available for sale	1,152,574	911,432
Federal Home Loan Bank of NY capital stock	106,900	112,150
Loans, net of allowance for loan losses of $24.0 million at September 30, 2003 and $22.8 million at December 31, 2002	3,442,593	3,422,492
Loans held for sale	2,143,278	1,729,890
Accrued interest receivable	22,896	23,976
Premises and equipment, net	52,031	47,545
Intangible assets, net	57,056	57,881
Other assets	267,354	255,644

Total assets	$7,554,089	$6,935,095

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Due Depositors—
Savings	$1,131,251	$1,045,767
Certificates of deposit	1,233,462	1,105,370
Money market	753,753	639,037
NOW accounts	153,834	134,450
Demand deposits	583,293	539,510

Total deposits	3,855,593	3,464,134
Borrowed funds	2,961,507	2,756,927
Advances from borrowers for taxes and insurance	28,605	23,537
Accrued interest and other liabilities	81,270	76,229

Total liabilities	6,926,975	6,320,827

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share, 100,000,000 shares authorized, 90,260,624 issued and 58,755,994 outstanding at September 30, 2003 and 90,260,624 issued and 60,269,397 outstanding at December 31, 2002	903	903
Additional paid-in-capital	588,155	586,405
Retained earnings	429,287	391,739
Unallocated common stock held by ESOP	(26,782)	(27,468)
Unearned common stock held by RRP	(3,917)	(8,894)
Treasury stock 31,504,630 shares at September 30, 2003 and 29,991,227 at December 31, 2002), at cost	(369,178)	(339,982)

	618,468	602,703
Accumulated other comprehensive income, net of taxes	8,646	11,565

Total stockholders' equity	627,114	614,268

Total liabilities and stockholders' equity	$7,554,089	$6,935,095

See accompanying notes to consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(000's omitted, except per share data)
Interest Income:
Loans	$81,640	$79,552	$247,945	$225,190
Securities, available for sale	11,067	20,761	35,976	68,602
Federal funds sold	371	322	1,259	1,020

Total interest income	93,078	100,635	285,180	294,812

Interest Expense:
Savings and escrow	2,560	4,285	8,662	13,686
Certificates of deposit	7,586	9,837	23,006	29,994
Money market and NOW	3,544	4,423	11,288	11,765
Borrowed funds	28,131	29,821	83,802	86,340

Total interest expense	41,821	48,366	126,758	141,785

Net interest income	51,257	52,269	158,422	153,027
Provision for Loan Losses	1,894	3,349	5,523	9,839

Net interest income after provision for loan losses	49,363	48,920	152,899	143,188

Other Income (Loss):
Service and fee income	4,143	3,948	12,019	10,819
Net gain on loan sales	104,728	55,293	304,289	127,477
Unrealized gain (loss) on derivative transactions	(4,123)	14,033	1,341	13,013
Loan fees	15,718	7,252	40,650	19,095
Other income	1,931	1,917	5,766	8,626
Securities transactions	45	1,512	358	2,111

Total other income	122,442	83,955	364,423	181,141

Other Expenses:
Personnel	31,961	9,905	86,999	71,134
Commissions	88,980	33,735	230,134	75,479
Occupancy and equipment	5,757	4,079	16,387	11,506
Amortization of intangible assets	145	138	434	436
Data processing	2,046	1,643	5,729	5,016
Marketing	1,980	1,322	6,271	3,814
Professional fees	4,462	2,978	14,013	8,697
Other	19,577	10,369	53,843	28,149

Total other expenses	154,908	64,169	413,810	204,231

Income before provision for income taxes	16,897	68,706	103,512	120,098
Provision for Income Taxes	7,074	28,230	43,978	49,013

Income before cumulative effect of accounting change	9,823	40,476	59,534	71,085
Cumulative effect of accounting change	—	4,731	—	4,731

Net Income	$9,823	$45,207	$59,534	$75,816

Earnings Per Share Before Cumulative Effect of Accounting Change:
Basic	$0.18	$0.73	$1.09	$1.27
Diluted	$0.17	$0.70	$1.05	$1.21
Earnings Per Share After Cumulative Effect of Accounting Change:
Basic	$0.18	$0.81	$1.09	$1.35
Diluted	$0.17	$0.78	$1.05	$1.30
Dividends Declared	$0.14	$0.12	$0.40	$0.33

See accompanying notes to consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Taxes	Total
	(000's omitted, except share data)
Balance, January 1, 2003	$903	$586,405	$(27,468)	$(8,894)	$(339,982)	$—	$391,739	$11,565	$614,268
Allocation of 114,452 ESOP shares		1,298	686						1,984
Earned RRP shares		528		4,977					5,505
Treasury stock purchases (2,063,056), at cost					(35,554)				(35,554)
Cash dividends paid ($0.40 per share)							(21,986)		(21,986)
Exercise of 549,653 stock options		(76)			6,358				6,282
Change in unrealized appreciation (depreciation) on securities, net of reclassification adjustment and tax effect						(2,919)		(2,919)	(2,919)
Net income						59,534	59,534		59,534

Comprehensive income						$56,615

Balance, September 30, 2003	$903	$588,155	$(26,782)	$(3,917)	$(369,178)		$429,287	$8,646	$627,114

See accompanying notes to consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	For the Nine Months Ended September 30,
	2003	2002
	(000's omitted)
Cash Flows From Operating Activities:
Net Income	$59,534	$75,816
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and software amortization	5,822	4,486
(Accretion) and amortization of bond and mortgage premiums and discount	3,732	(238)
Amortization of intangible assets	434	436
Securities impairment charges	819	100
Realized gain on sale of available for sale securities	(1,177)	(2,211)
Expense charge relating to allocation and earned portions of employee benefit plans	7,489	19,289
Provision for loan losses	5,523	9,839
Increase in cash surrender value of BOLI	(5,766)	(5,626)
Gain on sale of loans held for sale	(304,289)	(127,477)
Origination of loans held for sale	(12,380,791)	(4,507,766)
Purchase of loans held for sale	(1,203,684)	(440,089)
Proceeds from sale of loans held for sale	12,972,021	4,426,861
Repayment of loans held for sale	532,236	324,833
Unrealized gain on derivative transactions	(1,341)	(13,013)
Increase in net deferred loan fees and costs	(66)	(5,793)
(Increase) decrease in accrued interest receivable	1,080	(4,202)
Increase in other assets	(8,945)	(10,746)
Increase (decrease) in accrued interest and other liabilities	(18,331)	3,122
Deferred income taxes	7,015	10,399

Net cash used in operating activities	(328,685)	(241,980)

Cash Flows From Investing Activities:
(Increase) decrease in Federal Funds sold	53,000	(357,000)
Maturities and amortization of mortgage-backed securities and CMOs	407,776	440,066
Maturities and amortization of all other available for sale securities	230,431	54,799
Sales of mortgage-backed securities and CMOs	—	169,655
Sales of all other available for sale securities	64,579	187,296
Purchases of mortgage-backed securities and CMOs	(110,664)	(405,869)
Purchases of all other available for sale securities	(840,996)	(105,284)
Principal collected on loans	1,027,622	744,126
Deferred loan fees	(4,245)	(4,086)
Loans made to customers	(1,166,365)	(1,369,425)
Sales of loans	115,416	129,027
Redemption (purchase) of Federal Home Loan Bank of New York common stock	5,250	(11,250)
Capital expenditures	(9,578)	(10,312)

Net cash used in investing activities	(227,774)	(538,257)

Cash Flows From Financing Activities:
Net increase in deposit accounts	391,459	552,600
Increase in borrowings	204,580	294,389
Cash dividends paid	(21,986)	(18,853)
Purchase of treasury stock	(35,554)	(60,163)
Exercise of stock options	6,282	9,171

Net cash provided by financing activities	544,781	777,144

Net decrease in cash and cash equivalents	(11,678)	(3,093)
Cash and cash equivalents, beginning of year	137,085	116,846

Cash and cash equivalents, end of period	$125,407	$113,753

Supplemental Disclosures of Cash Flow Information:
Cash paid for—
Interest	$127,291	$142,010
Income taxes	$58,881	$48,261
Loans transferred to ORE	$2,362	$10,912

See accompanying notes to consolidated financial statements.

STATEN ISLAND BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION/FORM OF OWNERSHIP

        SI Bank & Trust (the "Bank"), (f/k/a Staten Island Savings Bank) was originally founded as a New York State chartered savings bank in 1864. In August 1997, the Bank converted to a federally chartered mutual savings bank and is now regulated by the OTS. In December 1997, the Bank converted to a federally chartered stock savings bank and concurrently formed Staten Island Bancorp, Inc. (the "Company"), a holding company for the Bank (the "Conversion"). The Company completed its initial public offering and Conversion on December 22, 1997 and issued 45,130,312 shares of common stock, $.01 par value per share.

        The Company, on November 19, 2001, paid a stock dividend of one share for each share of stock held (two-for-one stock split) to shareholders of record on November 5, 2001. At September 30, 2003 the number of shares issued was 90,260,624 and the number of shares outstanding was 58,755,994.

        The Bank has the following wholly owned subsidiaries:

        SIB Mortgage Corp. ("the Mortgage Company") was incorporated in the State of New Jersey in 1998. The Mortgage Company currently originates loans in 42 states and, as of September 30, 2003, had assets totaling $2.2 billion of which $2.0 billion were loans held for sale.

        Staten Island Funding Corporation ("SIFC") is a wholly owned subsidiary of SIB Investment Corporation ("SIBIC"), incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust ("REIT"). The assets of SIFC totaled $716.0 million at September 30, 2003.

        SIB Investment Corp. ("SIBIC") was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of SIFC to SIBIC. The consolidated assets of SIBIC at September 30, 2003 were $966.1 million.

        SIB Financial Services Corporation ("SIBFSC") was incorporated in the State of New York in January 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI USA Mutual Life Insurance Co. In the second quarter of 2002, this subsidiary began offering certain non-deposit investment products such as mutual funds and annuities along with additional insurance products using a third party vendor. The assets of SIBFSC were $1.6 million as of September 30, 2003.

BUSINESS

        Staten Island Bancorp, Inc. is the holding company for SI Bank & Trust. The Bank is a full service community oriented bank, and operates 17 full service branches on Staten Island, three full service branches in Brooklyn, and a total of 15 full service branches in Ocean County, Monmouth County, Union County, and Middlesex County, New Jersey. The Bank also maintains a lending center and a Trust Department on Staten Island, a sales and marketing office for the Trust Department in East Brunswick, New Jersey along with a commercial lending office in Bay Ridge, Brooklyn and Howell, New Jersey.

        The Mortgage Company does retail business as Ivy Mortgage and wholesale business as SIB Mortgage Corp. and is headquartered in Branchburg, New Jersey. The Mortgage Company originates loans in 42 states and sells most of such loans to investors on a service fee released basis with standard mortgage company representations and warranties, thereby generating fee income. The Bank, in its efforts to manage interest rate risk and maintain yields, retains for its own portfolio certain loans originated by the Mortgage Company.

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

BASIS OF FINANCIAL STATEMENT PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of the Company and the Bank, a wholly owned subsidiary of the Company, and the Bank's subsidiaries. The Bank's wholly owned subsidiaries are the Mortgage Company, SIBIC, SIFC and SIBFSC. All significant intercompany transactions and balances are eliminated in consolidation.

        The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

CRITICAL ACCOUNTING POLICIES

        Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change during the next year relate to the determination of the allowance for loan losses, the valuation of derivative financial instruments and the valuation of securities available for sale. The three accounting policies that we have identified as critical accounting policies are: allowance for loan and lease losses, derivative financial instruments and investment securities. These policies are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accounting and reporting policies of the Company and subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. These policies are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

EARNINGS PER SHARE RECONCILIATION

        Earnings per share are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, adjusted for the aggregate 4.9 million unallocated portion of shares held by the Company's Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") in accordance with the Statement of Position 93-6. Earnings per share has been computed based on the following for the three months and nine months ended September 30, 2003 and 2002.

	For the Three Months Ended September 30,
	2003	2002
	(000's omitted, except per share amounts)
Income before cumulative effect of accounting change	$9,823	$40,476
Cumulative effect of change in accounting principal	—	4,731

Net Income	$9,823	$45,207

Divided by:
Weighted average common shares outstanding	53,786	55,297
Weighted average potential common shares	2,500	2,278

Total weighted average common shares and potential common shares outstanding	56,286	57,575

Earnings per Share Before Cumulative Effect of Accounting Change:
Basic	$0.18	$0.73

Diluted	$0.17	$0.70

Earnings per Share After Cumulative Effect of Accounting Change:
Basic	$0.18	$0.81

Diluted	$0.17	$0.78

	For the Nine Months Ended September 30,
	2003	2002
	(000's omitted, except per share amounts)
Income before cumulative effect of accounting change	$59,534	$71,085
Cumulative effect of change in accounting principal	—	4,731

Net Income	$59,534	$75,816

Divided by:
Weighted average common shares outstanding	54,412	56,071
Weighted average potential common shares	2,121	2,463

Total weighted average common shares and potential common shares outstanding	56,533	58,534

Earnings per Share Before Cumulative Effect of Accounting Change:
Basic	$1.09	$1.27

Diluted	$1.05	$1.21

Earnings per Share After Cumulative Effect of Accounting Change:
Basic	$1.09	$1.35

Diluted	$1.05	$1.30

        The calculation of diluted earnings per share includes weighted average common shares outstanding and potential common shares. Potential common shares that are antidilutive are not included in the computation of diluted earnings per share.

        Options to exercise 934,991 shares were excluded from the above calculations for the nine months ended September 30, 2003, because the effect would have been antidilutive.

ACCOUNTING FOR GOODWILL

        The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142") effective January 1, 2002. In accordance with SFAS No. 142, the Company is no longer required to amortize goodwill resulting from acquisitions. At the effective date, the Company had goodwill of $53.0 million. An annual impairment test of the goodwill is conducted to determine if there is a need to writedown the goodwill.

        The carrying amount of goodwill and other intangible assets (in 000's) at September 30, 2003 and December 31, 2002 is as follows:

	As of September 30, 2003			As of December 31, 2002
	Original Amount	Accumulated Amortization	Net Carrying Value	Original Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$64,111	$11,147	$52,964	$64,111	$11,147	$52,964
Core deposit intangibles	2,895	1,345	1,550	2,895	983	1,912
Other intangibles	480	465	15	480	393	87

Total	$67,486	$12,957	54,529	$67,486	$12,523	54,963

Loan servicing asset, net			2,527			2,918

Intangible assets, net			$57,056			$57,881

        Estimated future amortization expense (in 000's) related to the core deposit and other intangibles is as follows:

        For the year ending:

2003 (3 MOS)	$136
2004	483
2005	483
2006	463

DERIVATIVE FINANCIAL INSTRUMENTS

        The Company currently utilizes certain derivative instruments, primarily forward delivery sale commitments, in its efforts to manage interest-rate risk associated with its interest-rate locked mortgage loan commitments and mortgage loans held for sale. On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which defines forward sale commitments as derivative financial instruments. In accordance with SFAS No. 133, derivative financial instruments are recognized in the Company's consolidated statements of financial condition at fair value, while changes in the fair value are recognized in the consolidated statements of income.

        Prior to July 1, 2002, the Company accounted for interest-rate locked commitments as off-balance sheet financial instruments. On March 13, 2002, the FASB Derivatives Implementation Group cleared Implementation Issue C13 ("Issue C13"), which offers guidance on the circumstances in which a loan commitment must be included in the scope of SFAS 133 and thus be accounted for as a derivative instrument. Changes in fair value of locked loan commitments as of each month-end are reflected in the consolidated statement of income. At the date the associated loan is closed, the loan basis is adjusted to reflect the fair value of the loan commitment on that date and becomes part of the loan basis.

        The effective date of the implementation guidance in Issue C13 for the Company was July 1, 2002, when the effects of initially complying with the guidance were reported as a change in accounting principle. During the first nine months of 2003, the Company recognized current pre-tax income of $1.3 million due to the change in fair value of locked loan commitments, net of the change in fair value of forward delivery sale commitments.

        At September 30, 2003, the Company had mandatory forward sale commitments amounting to $3.1 billion. The asset value arising from the fair market value of loan commitments at September 30, 2003 was $75.0 million of which $30.8 million was reported in other assets and $44.2 million reported as a basis adjustment to loans held for sale. At September 30, 2003 the Company had a liability for $25.2 million representing the fair market value of allocated and unallocated forward sales commitments of $4.3 million and $20.9 million, respectively.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003.

GUARANTEES AND INDEMNIFICATIONS

        On January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect guarantees of Indebtedness of Others" ("FIN 45"), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. The Bank guarantees the lines of credit of the Mortgage Company by agreeing to, among other things, repurchase loans that remain on the line for more than 60 days. The Bank also provides standby letters of credit, the fees on which are now being deferred in accordance with FIN 45. The impact of adopting FIN 45 was not material.

FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

        FASB No. 150 covering the "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" becomes effective for the Company at the first interim period beginning after June 15, 2003. The Company has reviewed the requirements of FASB No. 150 and at the present time has no such financial instruments that have the characteristics noted.

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

        Community Banking.    The Company's Community Banking segment provides traditional banking services to commercial and retail customers generally located in areas in relatively close proximity to the Bank's branch office locations in Staten Island and Brooklyn, New York and in New Jersey. The services include deposit accounts and related services, residential and commercial real estate lending, consumer lending, commercial lending, loan servicing, trust services, non-deposit investment products and life insurance products. Products and services offered by this business segment are delivered through a multi-channel distribution network, including online banking.

        Mortgage Banking.    The Company's Mortgage Banking segment activities, which are conducted through the Mortgage Company, primarily include the origination of residential real estate loans either for sale into the secondary market or, to a lesser extent, for retention in the Bank's portfolio. The loans are originated throughout the Mortgage Company's network in 42 states. Loans are sold by the Mortgage Company to investors, including certain government-sponsored agencies.

        The Mortgage Banking segment's net loss for the quarter ended September 30, 2003 was $1.5 million compared to net income of $17.4 million for the quarter ended September 30, 2002. The 2002 quarter included a $4.7 million after taxes cumulative effect due to a change in accounting principle to comply with implementation guidance in Issue C13 of FASB 133. The $14.2 million decrease in net income before the cumulative effect of the accounting change for the Mortgage Company was primarily the result of increases in operating expenses of $78.2 million, which were partially offset by increases in other income of $44.4 million, an increase in net interest income of $6.4 million and a reduction in the provision for income taxes of $10.1 million. The increase in operating expenses was primarily the result of a $55.2 million increase in commission expense, an $8.4 million increase in payroll costs and a $4.7 million increase in direct loan costs. All of these costs are a function of the continuing high level of new loans originated by the Mortgage Company. The Mortgage Company's loan originations and purchases were $5.3 billion and its loan sales amounted to $5.2 billion for the quarter ended September 30, 2003, as compared to $2.2 billion in loan originations and $1.8 billion in loan sales for the quarter ended September 30, 2002. The increase in other income at the Mortgage Company reflects the increases in net gains on loan sales of $50.4 million and increased loan fees of $8.5 million due to increased volumes, which were partially offset by a $14.5 million reduction in unrealized gains on derivative transactions. The increase in the net gains on loan sales at the Mortgage Company was a result of the increased volume of loan sales partially offset by the reduction in gross margins from 2.57% during the third quarter of 2002 to 2.09% in the third quarter of 2003. The decrease in margins occurred on all products sold between the periods noted. The reduction in the unrealized gain on derivative transactions from a net gain of $14.0 million during the third quarter of 2002 to a net loss of $498,000 during the third quarter of 2003 was primarily due to rising and volatile interest rates during the third quarter of 2003. In light of the current interest rate environment, the Mortgage Company is assessing the loan products offered and streamlining its operations to reduce expenses. The reduction in the provision for income taxes is a result of the lower income before tax in the third quarter of 2003 as compared to the third quarter of 2002.

        The Mortgage Banking segment's net income for the nine months ended September 30, 2003 was $19.7 million compared to $29.6 million for the nine months ended September 30, 2002. The Mortgage Company's net income for the 2002 period included the $4.7 million after taxes cumulative effect due to a change in accounting principle to comply with the implementation guidance in Issue C13 of SFAS No. 133. For the nine months ended September 30, 2003 the Mortgage Company's loan originations and purchases were $13.6 billion and its loan sales amounted to $13.3 compared to $5.0 billion in loan originations and $4.8 billion in loan sales for the nine months ended September 30, 2002.

        The Mortgage Company sells various types of loans in the secondary market. The following tables summarize loans sold by the Mortgage Company and gross margins realized by type of loan. The table does not reflect the unrealized gains or losses on derivative transactions (FASB No. 133), nor the effect of the deferred loan costs or fees in accordance with FASB No. 91.

	Quarter Ended September 30, 2003			Quarter Ended September 30, 2002
	Volume	Net Realized Gross Gain	Net Realized Gross Margin	Volume	Net Realized Gross Gain	Net Realized Gross Margin
	(000's omitted)			(000's omitted)
Agency eligible	$3,148,492	$58,133	1.85%	$926,538	$23,369	2.52%
Government	676,422	23,778	3.52%	197,130	5,408	2.74%
Jumbo	170,972	1,687	0.99%	161,747	2,884	1.78%
Alt-A	1,122,603	22,185	1.98%	768,788	20,388	2.65%
Sub prime	101,222	3,526	3.48%	62,204	2,255	3.63%

Total	$5,219,711	$109,309	2.09%	$2,116,407	$54,304	2.57%

	Year to Date September 30, 2003			Year to Date September 30, 2002
	Volume	Net Realized Gross Gain	Net Realized Gross Margin	Volume	Net Realized Gross Gain	Net Realized Gross Margin
	(000's omitted)			(000's omitted)
Agency eligible	$8,266,667	$174,039	2.11%	$2,285,067	$52,287	2.29%
Government	1,483,733	54,116	3.65%	831,727	21,132	2.54%
Jumbo	613,778	8,769	1.43%	375,403	6,241	1.66%
Alt-A	2,570,067	59,483	2.31%	1,615,005	51,076	3.16%
Sub prime	341,903	11,184	3.27%	89,910	3,415	3.80%

Total	$13,276,148	$307,591	2.32%	$5,197,112	$134,151	2.58%

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

        Certain of the Mortgage Company's expenses are a function of the volume of loan applications and originations. A substantial amount of the expense associated with loan originations is commission expense, which includes premiums paid to brokers and commissions paid to retail loan officers to originate a loan.

        With the exception of loans originated for the Bank's portfolio, all loans originated by the Mortgage Company are originated for sale into the secondary market and the Mortgage Company assumes limited repurchase risk. In connection with the sale of loans to mortgage loan investors, the Mortgage Company and investor make standard secondary market representations and warranties. These representations and warranties relate to, among other things, the Mortgage Company's compliance with laws, regulations, investor standards and the accuracy of information supplied by borrowers and verified by the Mortgage Company.

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

        During 2002, the Mortgage Company established a Representation and Warranty Reserve ("R&WR"). The R&WR was established to provide for the potential liabilities associated with residential loans sold, or awaiting sale, in the normal course of business. The R&WR differs from the traditional allowance for loan losses which provides for losses associated with loans held for investment. The R&WR provides for losses on loans sold or held for sale. The R&WR is included on the Company's balance sheet within Other Liabilities and, in contrast to the allowance for loan losses, does not affect the loan basis. The Mortgage Company made a provision to the R&WR of $11.0 million in the first nine months of 2003, which reduced the reported amount of gain on loan sales. The balance in the R&WR at September 30, 2003 was $4.8 million compared to $3.5 million at December 31, 2002.

        The segment operating revenue and operating earnings in the table below incorporate certain intersegment transactions that the Company views as appropriate for purposes of reflecting the contribution of certain segments, which are eliminated in the preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles.

	Quarter Ended September 30, 2003
	Mortgage Banking	Community Banking	Elimination of Intersegment Items (1)	Total
	(000's omitted)
Interest income	$31,492	$77,479	$(15,893)	$93,078
Interest expense	19,283	38,431	(15,893)	41,821

Net interest income	12,209	39,048	—	51,257
Provision for loan losses	—	1,894	—	1,894
Other income (loss):
Service and fee income	—	7,425	(3,282)	4,143
Net gains on loan sales	106,167	1,349	(2,788)	104,728
Unrealized loss on derivative transactions	(498)	(3,625)	—	(4,123)
Loan fees	15,651	67	—	15,718
Other income	—	1,931	—	1,931
Securities transactions	—	45	—	45

Total other income	121,320	7,192	(6,070)	122,442
Other expenses	136,144	22,046	(3,282)	154,908

Income (loss) before provision (benefit) for income taxes	(2,615)	22,300	(2,788)	16,897
Provision (benefit) for income taxes	(1,085)	9,191	(1,032)	7,074

Net income (loss)	$(1,530)	$13,109	$(1,756)	$9,823

Total assets at September 30, 2003	$2,177,349	$6,979, 339	$(1,602,599)	$7,554,089

	Quarter Ended September 30, 2002
	Mortgage Banking	Community Banking	Elimination of Intersegment Items (1)	Total
	(000's omitted)
Interest income	$22,800	$93,433	$(15,598)	$100,635
Interest expense	17,026	46,938	(15,598)	48,366

Net interest income	5,774	46,495	—	52,269
Provision for loan losses	3,119	230	—	3,349
Other income (loss):
Service and fee income	—	3,948	—	3,948
Net gains on loan sales	55,781	792	(1,280)	55,293
Unrealized gain on derivative transactions	14,033	—	—	14,033
Loan fees	7,153	99	—	7,252
Other income	—	1,917	—	1,917
Securities transactions	—	1,512	—	1,512

Total other income	76,967	8,268	(1,280)	83,955
Other expenses	57,937	6,232	—	64,169

Income before provision for income taxes	21,685	48,301	(1,280)	68,706
Provision for income taxes	9,000	19,704	(474)	28,230

Income before cumulative effect of change in accounting principle, net of tax	12,685	28,597	(806)	40,476
Cumulative effect of change in accounting principle, net of tax	4,731	—	—	4,731

Net income	$17,416	$28,597	$(806)	$45,207

Total assets at September 30, 2002	$1,749,845	$6,567,162	$(1,435,139)	$6,881,868

(See footnote on next page.)

	Year to Date September 30, 2003
	Mortgage Banking	Community Banking	Elimination of Intersegment Items (1)	Total
	(000's omitted)
Interest income	$91,896	$240,020	$(46,736)	$285,180
Interest expense	55,347	118,147	(46,736)	126,758

Net Interest income	36,549	121,873	—	158,422
Provision for loan losses	—	5,523	—	5,523
Other income (loss):
Service and fee income	—	21,287	(9,268)	12,019
Net gains on loan sales	309,733	417	(5,861)	304,289
Unrealized gain (loss) on derivative transactions	3,074	(1,733)	—	1,341
Loan fees	40,494	156	—	40,650
Other income	—	5,766	—	5,766
Securities transactions	—	358	—	358

Total other income	353,301	26,251	(15,129)	364,423
Other expenses	356,320	66,758	(9,268)	413,810

Income before provision for income taxes	33,530	75,843	(5,861)	103,512
Provision for income taxes	13,795	32,352	(2,169)	43,978

Net income	$19,735	$43,491	$(3,692)	$59,534

	Year to Date September 30, 2002
	Mortgage Banking	Community Banking	Elimination of Intersegment Items (1)	Total
	(000's omitted)
Interest income	$68,074	$270,194	$(43,456)	$294,812
Interest expense	46,397	138,844	(43,456)	141,785

Net Interest income	21,677	131,350	—	153,027
Provision for loan losses	7,709	2,130	—	9,839
Other income (loss):
Service and fee income	—	10,819	—	10,819
Net gains on loan sales	136,075	347	(8,945)	127,477
Unrealized gain on derivative transactions	13,013	—	—	13,013
Loan fees	18,466	629	—	19,095
Other income	—	8,626	—	8,626
Securities transactions	—	2,111	—	2,111

Total other income	167,554	22,532	(8,945)	181,141
Other expenses	138,961	65,270	—	204,231

Income before provision for income taxes	42,561	86,482	(8,945)	120,098
Provision for income taxes	17,663	34,660	(3,310)	49,013

Income before cumulative effect of accounting change	24,898	51,822	(5,635)	71,085
Cumulative effect of change in accounting principle, net of tax	4,731	—	—	4,731

Net income	$29,629	$51,822	$(5,635)	$75,816

(1)
The intersegment eliminations consist of interest income on the Community Banking Segment results and interest expense on the Mortgage Banking results due to the Community Banking Segment providing a warehouse line of credit to the Mortgage Company. In 2003, the elimination includes service and fee income on the Community Banking segment and other expense on the Mortgage Banking segment due to the Bank guaranteeing two lines of credit the Mortgage Company has with third parties. The intersegment elimination also includes $3.3 million and $9.3 million in premiums paid by the Community Banking Segment to the Mortgage Banking Segment for the purchase of loans during the three and nine month periods ended September 30, 2003, respectively.

        The following tables list the major components of other expense of the Mortgage Company and the Community Banking segment for the periods indicated.

	Mortgage Company
	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(000's omitted)
Personnel	$19,665	$11,293	$51,008	$30,112
Commissions	88,980	33,735	230,134	75,479
Occupancy and equipment	2,740	1,554	7,335	4,251
Amortization of intangible assets	24	17	72	73
Data processing	118	—	186	8
Marketing	1,400	701	4,201	1,668
Professional fees	3,056	2,460	8,977	6,941
Direct loan costs	9,299	4,596	24,022	11,833
Guaranty fee	3,281	—	9,268	—
Stationery & supplies	1,803	811	4,496	2,000
Telephone	1,340	653	3,584	1,675
Travel	1,136	658	3,283	1,858
Postage	778	505	2,450	1,333
License and fees	240	62	489	149
Education and training	184	113	503	252
All other	2,100	779	6,312	1,329

Other expenses	$136,144	$57,937	$356,320	$138,961

	Community Banking
	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(000's omitted)
Personnel	$12,296	$12,240	$35,991	$34,773
Variable plan stock option expense	—	(13,628)	—	6,249
Occupancy and equipment	3,017	2,524	9,052	7,255
Amortization of intangible assets	121	121	362	362
Data processing	1,928	1,644	5,543	5,008
Marketing	580	621	2,070	2,145
Professional fees	1,406	518	5,036	1,756
Stationery & supplies	322	311	965	303
All other	2,376	1,881	7,739	7,419

Other expenses	$22,046	$6,232	$66,758	$65,270

        Stock-Based Compensation.    For the years 1998 through September 2002, the Company accounted for its amended and restated 1998 Stock Option Plan (the "Stock Option Plan") as a variable award plan using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25 and recorded compensation expense on all granted options equal to the difference between the option exercise price and the fair market value of the Company's common stock at the exercise date or at the financial reporting date, whichever is earlier. Under this method, to the extent that the market value of the underlying stock exceeds the stock option exercise price, increases or decreases in the value of stock options are reflected as additional charges or credits to compensation expense. Effective September 24, 2002, management rescinded the method of cashless exercise under the Stock Option Plan that had required the recognition of compensation expense, and reestablished the Stock Option Plan as a fixed award plan under APB No. 25. Therefore, no additional compensation expense has been recognized under the Stock Option Plan since September 24, 2002.

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

	For the Three Months Ended
	September 30, 2003	September 30, 2002
	(000's omitted, except per share data)
Net income as reported	$9,823	$45,207
Deduct: Stock based employee compensation credit included in reported net income, net of related tax effects	—	(7,359)
Deduct (add): Total stock based employee compensation expense (credit) determined under fair value based method for all awards, net of related tax effects	963	(7,359)

Pro forma net income	$8,860	$45,207

Earnings per share
Basic as reported	$0.18	$0.81
Basic pro forma	0.16	0.81
Diluted as reported	0.17	0.78
Diluted pro forma	0.16	0.78
	For the Nine Months Ended
	September 30, 2003	September 30, 2002
	(000's omitted, except per share data)
Net income as reported	$59,534	$75,816
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	—	3,375
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,889	3,375

Pro forma net income	$56,645	$75,816

Earnings per share
Basic as reported	$1.09	$1.35
Basic pro forma	1.04	1.35
Diluted as reported	1.05	1.30
Diluted pro forma	1.00	1.30

SECURITIES—AVAILABLE FOR SALE

        The following table sets forth certain information regarding amortized cost and estimated fair values of the Company's available for sale securities at September 30, 2003 and December 31, 2002.

	September 30, 2003		December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(000's omitted)		(000's omitted)
Bonds—Available For Sale
Govt. Sponsored Agencies	$609,099	$611,676	$20,914	$22,338
Industrial and Finance	75,781	75,397	118,160	113,092
Foreign	250	250	250	250

Total Debt Securities	685,130	687,323	139,324	135,680

G.N.M.A.—M.B.S.	3,790	4,051	6,961	7,415
F.H.L.M.C.—M.B.S.	115,884	120,194	212,505	221,664
F.N.M.A.—M.B.S.	280,035	286,576	337,213	350,738
Agency C.M.O.s	16,672	16,919	84,911	85,945
Privately Issued C.M.O.s	4,415	4,450	78,096	78,610

Total Mortgage-Backed and Mortgage Related Securities	420,796	432,190	719,686	744,372

Total Bonds—Available For Sale	1,105,926	1,119,513	859,010	880,052

Equity Securities
Preferred Stock	6,523	6,560	6,598	6,584
Common Stock	100	101	100	101
IIMF Capital Appreciation Fund	24,821	26,400	25,609	24,695

Total Equity Securities	31,444	33,061	32,307	31,380

Total Securities Available for Sale	$1,137,370	$1,152,574	$891,317	$911,432

LOAN PORTFOLIO COMPOSITION

        The following table sets forth the composition of the Company's held for investment loans at the dates indicated.

	September 30, 2003	December 31, 2002
	(000's omitted)
Mortgage loans: (1)
Single-family residential	$2,629,677	$2,671,041
Multi-family residential	69,080	56,545
Commercial real estate	477,163	418,708
Construction and land	172,193	153,144
Home equity	21,215	19,032

Total mortgage loans	3,369,328	3,318,470
Other loans:
Student loans	156	228
Passbook loans	8,770	8,692
Commercial business loans	60,386	62,777
Other consumer loans	10,314	37,362

Total other loans	79,626	109,059

Total loans receivable	3,448,954	3,427,529
Plus (less):
Premium on loans purchased	(121)	3,941
Allowance for loan losses	(24,038)	(22,773)
Deferred loan costs	17,798	13,795

Loans receivable, net	$3,442,593	$3,422,492

(1)
Mortgage loans held for sale at September 30, 2003 and December 31, 2002 of $2.1 billion and $1.7 billion, respectively, are not included in this table.

(2)
Other loans held for sale at September 30, 2003 of $21.0 million, which includes a premium of $3.1 million, are also not included in this table. These loans are mobile home loans, which were transferred along with the premium from the held for investment portfolio to the held for sale portfolio in September, 2003 in anticipation of a sale of these loans to a third party during the fourth quarter of 2003. The sale never materialized as the Company and the third party could not come to an agreement. These loans along with the premium will therefore be moved back to the held for investment portfolio in the fourth quarter of 2003.

DELINQUENT LOANS

        The following table sets forth information concerning accruing but delinquent loans at the dates indicated. The amounts presented represent the total outstanding principal balances of the related loans held in portfolio and held for sale loans, rather than the actual payment amounts which are past due.

90 Days or More	September 30, 2003	December 31, 2002
	(000's omitted)
Mortgage loans:
Single-family residential	$2,875	$4,451
Multi-family residential	—	—
Commercial real estate	—	—
Construction and land	—	940
Home equity	—	—

Total mortgage loans	2,875	5,391
Other loans:
Commercial business loans	598	41
Other loans	52	252

Total other loans	650	293

Total	$3,525	$5,684

60-89 Days	September 30, 2003	December 31, 2002
	(000's omitted)
Mortgage loans:
Single-family residential	$5,778	$6,699
Multi-family residential	—	—
Commercial real estate	13	493
Construction and land	495	465
Home equity	200	8

Total mortgage loans	6,486	7,665
Other loans:
Commercial business loans	582	124
Other loans	400	418

Total other loans	982	542

Total	$7,468	$8,207

30-59 Days	September 30, 2003	December 31, 2002
	(000's omitted)
Mortgage loans:
Single-family residential	$9,474	$16,496
Multi-family residential	250	—
Commercial real estate	3,083	3,646
Construction and land	2,182	2,787
Home equity	—	51

Total mortgage loans	14,989	22,980
Other loans:
Commercial business loans	2,810	3,014
Other loans	1,459	1,523

Total other loans	4,269	4,537

Total	$19,258	$27,517

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING AND NON-ACCRUING ASSETS

        The following table sets forth information with respect to non-accruing loans, other real estate owned ("OREO") and repossessed assets and loans past due 90 days or more and still accruing.

	September 30, 2003	December 31, 2002
	(000's omitted)
Non-Accruing Loan Assets
Mortgage loans:
Single-family residential	$17,131	$11,942
Multi-family residential	—	—
Commercial real estate	4,563	2,687
Construction and land	2,547	1,094
Home equity	—	—
Other loans:
Commercial business loans	447	797
Other consumer loans	1,164	837

Total non-accrual loans	25,852	17,357
Other real estate owned and repossessed assets, net	3,761	9,681

Total non-accruing loan assets	29,613	27,038
Loans past due 90 days or more and still accruing	3,525	5,684

Non-accruing loan assets and loans past due 90 days or more and still accruing	$33,138	$32,722

Total non-accruing loans, OREO and repossessed assets to total HFI* & HFS** loans	0.54%	0.53%
Total non-accruing loans, OREO and repossessed assets to total assets	0.39%	0.39%
Total non-accrual loans to total HFI* & HFS** loans	0.47%	0.34%
Total non-accrual loans to total assets	0.34%	0.25%

*
Held for Investment
**
Held for Sale

ALLOWANCE FOR LOAN LOSSES

        The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

	Nine Months Ended September 30,
			Year Ended December 31, 2002
	2003	2002
	(000's omitted)
Allowance at beginning of period	$22,773	$20,041	$20,041
Provisions	5,523	9,839	8,854
Charge-offs:
Mortgage loans:
Construction, land and land development	32	—	—
Single-family residential	267	4,887	4,898
Multi-family residential	—	—	—
Commercial real estate	13	—	—
Other loans	4,685	1,787	2,174

Total charge-offs	4,997	6,674	7,072
Recoveries:
Mortgage loans:
Construction, land and land development	—	15	15
Single-family residential	97	7	10
Multi-family residential	—	—	—
Commercial real estate	—	—	—
Other loans	642	680	925

Total recoveries	739	702	950

Allowance at end of period	$24,038	$23,908	$22,773

Allowance for loan losses to total non-accruing loans at end of period (1)	92.98%	149.47%	131.20%
Allowance for loan losses to total loans at end of period (1)	0.44%	0.50%	0.44%

(1)
The allowance for loan losses as a percentage of non-accruing loans in the held for investment portfolio ("loans net") at September 30, 2003 and December 31, 2002 was 108.6% and 138.2%, respectively. The allowance for loan losses to total held for investment loans at September 30, 2003 and December 31, 2002 was 0.69% and 0.66%, respectively.

        At September 30, 2002, since there was no separate Representation and Warranty Reserve, the total allowance as a percentage of all non-accruing loans was 149.5%. During the fourth quarter of 2002, the Mortgage Company established a separate Representation and Warranty Reserve to cover losses from the sale/discount of loans held for sale that do not meet secondary market standards. Prior to the establishment of this reserve, losses from the periodic sales of these assets were provided from within the allowance for loan losses. The balance in the Representation and Warranty Reserve at September 30, 2003 and December 31, 2002 was $4.8 million and $3.5 million, respectively.

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

GENERAL

        The Company's results of operations were adversely affected by a $1.5 million net loss reported by the Mortgage Company for the quarter ended September 30, 2003 compared to net income of $17.4 million for the quarter ended September 30, 2002. On a consolidated basis, the Company's net income was $9.8 million for the quarter ended September 30, 2003 compared to $45.2 million in the comparable period of 2002 (which included a $4.7 million cumulative effect of a change in accounting principle and a $13.6 million credit to other expenses due to variable accounting for the Company's stock option plan).

        The primary reasons for the Mortgage Company's loss in the third quarter of 2003 compared to the third quarter of 2002 were a $498,000 unrealized loss on derivative transactions in the 2003 period compared to a $14.0 million unrealized gain on derivative transactions for the third quarter of 2002 and an increase in other expenses which more than offset increases in net gains on loan sales, loan fees and net interest income. The Mortgage Company's net loss on derivative transactions in the quarter ended September 30, 2003 was due primarily to an unrealized mark-to-market loss of $27.8 million on forward delivery sale commitments which was partially offset by $27.3 million in unrealized gains on loan commitments and allocated closed loans. The Mortgage Company's other expenses increased by $78.2 million, or 135.0%, to $136.1 million during the three months ended September 30, 2003 compared to the same period in 2002. The increase in other expenses was due primarily to higher commission payments to mortgage loan originators at the Mortgage Company primarily reflecting the high volume of loan production as well as loans sold. While the Mortgage Company's net gain on loan sales increased by $50.4 million, or 90.3%, in the quarter ended September 30, 2003 compared to the same period in 2002, the net realized gross margin on loans sold dropped to 2.09% in the 2003 quarter compared to 2.57% in the third quarter of 2002. The loss on forward sale delivery commitments and the drop in gross margins were caused by volatility in the yield on US treasury obligations and a pricing imbalance in the secondary market for "ARM" loans.

        Due to a change in consumer demand in the late summer of 2003, primarily as a result of an increase in interest rates, the Mortgage Company increased significantly its origination of ARM loans, including "hybrid" ARMs (ARMs which have a fixed rate during the initial 3, 5 or 7 years, or some other specified period). Because there is no liquid forward commitment market for hybrid ARMS, the Mortgage Company has experienced difficulty in implementing an effective hedge strategy. In addition, due to a recent excess supply of hybrid loans in the secondary market, the margins on these loans have dropped precipitously. As a result of these developments as well as continued interest rate volatility and declining loan originations, the Mortgage Company recorded a $22.4 million after-tax loss for the month of October, 2003. The primary reasons for the October 2003 loss was the $18.2 million in unrealized after-tax losses on derivative transactions. In addition, due to the excess supply of hybrid loans in the secondary market, the value of the Mortgage Company's commitments to extend ARM loans as well as the value of loans closed but not yet sold have declined since September 30, 2003. In light of its October 2003 results, the Mortgage Company has made additional operational changes including increasing the pricing on its ARM loans, limiting the amount of ARM loans which may be originated without forward sales commitments, making additional reductions in staffing and enhanced monitoring of the mark-to-market effects on the Mortgage Company's derivative transactions. These actions were taken in order to avoid or minimize the types of losses experienced by the Mortgage Company in October. No assurance can be given that any of these operational changes will improve the Mortgage Company's results of operations.

        In addition to the recent operational changes which have been implemented at the Mortgage Company described above, the Company is considering its strategic options including a sale of the Mortgage Company. The Company has retained Keefe, Bruyette & Woods, Inc. and Milestone Merchant Partners to assist it in these efforts. The Company also is considering other options to maximize shareholder value, including a possible merger or other transaction involving the whole Company. Keefe, Bruyette & Woods, Inc. has been engaged to assist the Company evaluate is strategic options. No assurance can be given that any transaction will be entered into with respect to the Mortgage Company or the Company or, if so, as to the terms and conditions thereof.

CHANGES IN FINANCIAL CONDITION

        The Company had total assets of $7.6 billion at September 30, 2003 compared to $6.9 billion at December 31, 2002. The nine month growth resulted primarily from a $413.4 million or 23.9% increase in loans held for sale and a $241.1 million or 26.5% increase in securities available for sale. Loans held for sale were $2.1 billion, loans, net were $3.4 billion and securities available for sale were $1.2 billion at September 30, 2003. The increases noted above were partially offset by decreases in cash and due from banks, Federal Funds sold and Federal Home Loan Bank of New York ("FHLB") common stock during the first nine months of 2003 of $11.7 million, $53.0 million and $5.3 million, respectively.

        During the nine months ended September 30, 2003, the Mortgage Company had originations and purchases of $13.6 billion and loan sales of $13.3 billion, which primarily accounts for the increase in loans held for sale at September 30, 2003 compared to December 31, 2002. The increase in loan sales, when compared to the $4.8 billion for the nine months ended September 30, 2002, was driven by the extraordinary volumes generated by the Mortgage Company as a result of the favorable interest rate environment for originations and refinancing. Based on a lower loan pipeline level of $4.4 billion at September 30, 2003 and current application levels, it is anticipated that the volume of loans sold will be approximately $3.5 billion in the fourth quarter of 2003. The anticipated reduction in the volume of loans sold reflects a decrease in new loan applications, particularly for mortgage loan refinancings, which currently constitute approximately 53% of the Mortgage Company's total originations. During the nine months ended September 30, 2003, the Bank had loan originations of $1.2 billion, which primarily consisted of $851.0 million of single-family residential loans, $143.2 million of commercial real estate secured loans, $74.8 million of construction and land loans and $47.5 million of commercial business loans. The activity in the securities available for sale portfolio during the nine months ended September 30, 2003 included purchases of $951.7 million, sales of $64.6 million and amortization and prepayments and calls of $638.2 million. The purchases consisted of $818.0 million of agency bonds and $110.7 million of 15 year fixed rate mortgage-backed securities. The balance of agency bonds purchased remaining after calls of $227.3 million have an estimated average life to possible call of one year and an average yield of 3.07% with a potential step-up to a yield in excess of 5.5%, if not called. The mortgage-backed securities purchased have an estimated average life of 3.5 years and an estimated average yield of 4.07%.

        Deposit growth remained strong during the first nine months of 2003. Deposits increased $391.5 million or 11.3% to $3.9 billion at September 30, 2003 compared to $3.5 billion at December 31, 2002. Core deposits, which consist of savings, NOW, DDA, and money market accounts increased $263.4 million or 11.2% during the nine months ended September 30, 2003 and represented 68.0% of total deposits at September 30, 2003. Expansion of the Bank's branch office network, as well as growth in established branches contributed to the increase in core deposits. Core deposits increased primarily due to growth in savings and money market accounts which increased by $85.5 million and $114.7 million, respectively. Time certificates of deposit increased $128.1 million or 11.6% from December 31, 2002 to September 30, 2003. This increase resulted from an increase in brokered deposits of $193.9 million partially offset by a reduction in retail certificates of deposit of $65.8 million during the period.

        The Company's borrowings at September 30, 2003 were $3.0 billion or 39.2% of assets compared to $2.8 billion or 39.8% of assets at December 31, 2002. The Company increased its borrowings for the nine months ended September 30, 2003 to supplement deposit growth as a source of funds to support the purchase of securities and originations of loans at both the Bank and the Mortgage Company. Management anticipates that it will continue to utilize borrowings as a source of funds, as needed, to originate loans and purchase securities. At September 30, 2003, the Company's borrowings consisted of advances from the FHLB of $1.9 billion, which are secured by one to four family residential loans, repurchase agreements with the FHLB and nationally recognized brokerage firms of $476.3 million and the Mortgage Company's secured lines of credit with two domestic banks of $547.2 million. The Mortgage Company's lines of credit are guaranteed by the Bank.

        Stockholders' equity amounted to $627.1 million at September 30, 2003 compared to $614.3 million at December 31, 2002. This represented 8.3% and 8.9% of total assets at September 30, 2003 and December 31, 2002, respectively. The increase of $12.8 million in stockholders' equity during the first nine months of 2003 was primarily due to net income of $59.5 million and the exercise of 549,653 stock options which resulted in an increase of $6.3 million and an allocation of ESOP and RRP shares resulting in an increase of $2.0 million and $5.5 million, respectively. These increases were partially offset by the repurchase of 2,063,056 shares of the Company's common stock at an aggregate cost of $35.6 million or an average of $17.23 per share, cash dividend payments of $22.0 million and a decrease in the unrealized depreciation of $2.9 million of securities available for sale, net of taxes. The tangible book value per share of the Company's common stock at September 30, 2003 was $9.70 compared to $9.23 at December 31, 2002.

RESULTS OF OPERATIONS

        The Company reported net income of $9.8 million or $0.17 per diluted share for the three months ended September 30, 2003 compared to net income of $45.2 million or $0.78 per diluted share for the comparable time period last year. Net income for the 2002 period included a $4.7 million cumulative effect of a change in accounting principle. The return on average equity and average assets for the three months ended September 30, 2003 were 6.17% and 0.52%, respectively, compared to 29.93% and 2.64%, respectively, for the comparable time period in the prior year.

        Income before the cumulative effect of the accounting change decreased by $30.7 million for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. The decrease was primarily due to a $90.7 million increase in other expenses, which was partially offset by a $38.5 million increase in other income and a $21.2 million decrease in the provision for income taxes.

        For the nine-month period ended September 30, 2003, the Company reported net income of $59.5 million or $1.05 per diluted share compared to $75.8 million or $1.30 per diluted share for the comparable time period in the prior year. Net income for the 2002 period included a $4.7 million cumulative effect of a change in accounting principle. The return on average equity and average assets for the nine-month period ended September 30, 2003 was 12.69% and 1.09%, respectively, compared to 17.53% and 1.58%, respectively, for the nine-month period ended September 30, 2002.

        Income before the cumulative effect of the accounting change decreased by $11.6 million for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002. The decrease was primarily due to a $209.6 million increase in total other expenses which was partially offset by an increase of $183.3 million in other income, a $5.4 million increase in net interest income and a $5.0 million decrease in the provision for income taxes.

        Included in the earnings for the third quarter and first nine months of 2002 was the after tax increase of $4.7 million reflecting the cumulative effect (at June 30, 2002) of an accounting change related to certain loan commitments being treated as derivative instruments. Net income per diluted share before the cumulative change in accounting for loan commitments was $0.70 and $1.21 for the quarter and first nine months of 2002, respectively.

INTEREST INCOME

        The Company's interest income for the three months ended September 30, 2003 was $93.1 million compared to $100.6 million for the three months ended September 30, 2002. The $7.5 million decrease was primarily due to a $9.7 million decrease in interest income from securities, which was partially offset by a $2.1 million increase in interest income from loans. The decrease in interest income from securities was due to a $400.7 million decline in the average balance of the securities portfolio and an 149 basis point decline in the average yield on the securities portfolio from 5.50% for the third quarter of 2002 compared to 4.01% for the third quarter of 2003. The decrease in the average balance of the securities portfolio was due to the reinvestment of certain cash flows generated by the securities portfolio to fund origination of loans at both the Bank and the Mortgage Company. The decline in the average yield on the securities portfolio was primarily due to the lower interest rate environment, the accelerated repayments of higher yielding mortgage-backed securities in the current interest rate environment and the purchase of securities at lower interest rates. The increase in interest income from loans was due to a $934.7 million increase in the average balance of the loan portfolio partially offset by a decline in the average yield on the loan portfolio from 6.74% for the third quarter of 2002 to 5.77% for the third quarter of 2003. The increase in the average balance of the loan portfolio was due to increased loan originations by the Bank, the retention of certain higher yielding loans originated by the Mortgage Company for the Bank's portfolio and the increase in loans held for sale by the Mortgage Company. The decrease in the average yield on the loan portfolio was due to the generally lower interest rate environment over the past twelve months resulting in increased prepayments and satisfactions, the downward repricing of adjustable rate loans and the origination of loans at lower interest rates.

        Total interest income for the nine-month period ended September 30, 2003 was $285.2 million compared to $294.8 million for the first nine months of 2002. The decrease of $9.6 million was due to a $32.6 million decrease in interest income from securities partially offset by a $22.8 million increase in interest income from loans. The decrease in interest income from securities was due to a $498.0 million decrease in the average balance from $1.6 billion during the first nine months of 2002 to $1.1 billion for the first nine months of 2003. The average yield on securities decreased 136 basis points from 5.82% to 4.46% for the nine months ended September 30, 2002 and 2003, respectively. The decline in the average yield of securities generally was due to substantially the same factors described with respect to the reduction in average yield for the quarter. The increase in interest income from loans was due to a $1.1 billion increase in the average balance of loans partially offset by an 87 basis point decline in the average yield on loans to 6.15% for the nine months ended September 30, 2003. The increase in the average balance of loans was primarily due to the growth of originations at the Mortgage Company resulting in an increase in loans held for sale and an increase in the amount of loan originated by the

Mortgage Company and retained in the Bank's portfolio. The decline in the average yield on loans again was attributable to the low interest rate environment.

INTEREST EXPENSE

        The Company's total interest expense was $41.8 million for the third quarter of 2003 compared to $48.4 million for the third quarter of 2002. The decrease of $6.6 million was primarily due to a $2.3 million decrease in interest expense on certificates of deposit, a $1.7 million decrease in interest expense on savings accounts and a $1.7 million decrease in interest expense on borrowed funds. The decrease in interest expense on certificates of deposit was primarily due to a 91 basis point decrease in the average cost of certificates of deposit to 2.52% for the third quarter of 2003 primarily due to the lower market rates of interest over the past twelve months. The decline in interest expense on savings accounts was due to a 77 basis point decrease in the average cost of savings deposits to 0.88% in the third quarter of 2003 compared to the quarter ended September 30, 2002. An increase of $123.8 million in the average balance of savings deposits partially offset the impact of the decline in the average rates paid. The increase in interest expense for money market and NOW accounts was due to a $197.2 million increase in the average balance of money market and NOW accounts in the third quarter of 2003 compared to the third quarter of 2002. This increase was partially offset by a 97 basis point decline in the average cost to 1.59% for the third quarter of 2003. The increase in the average balance of money market and NOW accounts was due to the promotion of a premium money market account in the Bank's New Jersey and Brooklyn branches, which required the opening of a corresponding DDA account as part of the Bank's efforts to develop additional banking relationships. The decline in interest expense on borrowed funds was due to a 48 basis point decline in the average cost of borrowings to 3.82% for the third quarter of 2003. The decline in the average cost of borrowings was due to the lower interest rate environment resulting in new borrowings having lower rates of interest compared to the Company's outstanding borrowings which came due during the period. The decline in average interest rates paid on borrowings was partially offset by a $170.3 million increase in the average balance of borrowings. The increase in the average balance of borrowings was due primarily to the Company's funding requirements for new loan originations.

        For the first nine months of 2003, the Company's interest expense was $126.8 million compared to $141.8 million for the same time period in the prior year. The decrease of $15.0 million was primarily due to a $7.0 million decrease in interest expense on certificates of deposit and a $5.0 million decrease in interest expense on savings accounts. The decrease in interest expense on certificates of deposit was primarily due to the decrease in the average rates paid which declined from 3.63% for the first nine months of 2002 to 2.71% for the first nine months of 2003. The decline in interest expense on savings accounts was due to an 83 basis point decline in the average rates paid from 1.86% for the first nine months of 2002 to 1.03% for the first nine months of 2003. The declines in the average cost primarily reflect the lower interest rate environment over the past twelve months.

NET INTEREST INCOME

        Net interest income for the third quarter of 2003 was $51.3 million, a $1.0 million decrease compared to $52.3 million for the third quarter of 2002. The decrease was due to a $7.6 million decrease in interest income, which was partially offset by a $6.5 million decrease in interest expense. The decrease in interest income was primarily due to a 102 basis point decrease in the average yield on interest-earning assets from 6.38% to 5.36% for the third quarter of 2003 compared to the third quarter of 2002, which was partially offset by a $624.1 million increase in the average balance of interest-earning assets. The decrease in interest expense was due to the favorable impact of a 72 basis point decrease in the average cost to 2.70% being only partially offset by an increase of $548.2 million in the average balance of interest-bearing liabilities. The Company's net interest rate spread and net interest rate margin for the three-month period ended September 30, 2003 was 2.67% and 2.95%, respectively, compared to 2.95% and 3.31%, respectively, for the three-month period ended September 30, 2002.

        For the nine-month period ended September 30, 2003, net interest income was $158.4 million compared to $153.0 million for the nine-month period ended September 30, 2002. The increase of $5.4 million or 3.5% was due to a $9.6 million decrease in interest income being more than offset by a $15.0 million decrease in interest expense. The decrease in interest income was due to an 87 basis point decline in the average yield on interest-earning assets to 5.75%, which was partially offset by a $678.8 million increase in the average balance of interest-earning assets. The decrease in interest expense was due to the favorable impact of a decrease in the average cost of interest-bearing liabilities from 3.59% for the first nine months of 2002 to 2.87% for the first nine months of 2003, being only partially offset by a $617.9 million increase in the average balance of interest-bearing liabilities. The decrease in the average cost of interest-bearing liabilities was due to the increase in core deposits and the impact of the lower interest rate environment on both time deposits and borrowed funds.

        The Company's net interest rate spread and net interest margin for the nine month period ended September 30, 2003 was 2.88% and 3.19%, respectively, compared to 3.04% and 3.44%, respectively for the nine month period ended September 30, 2002. The Company's net interest rate spread and margin for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 have been negatively impacted by the continued high level of repayments on the Company's higher yielding loans and on loans underlying certain mortgage-backed securities. The growth of the Company's interest-earning assets has partially offset this narrowing of the interest rate spread and margin on net interest income. Interest income for the quarter ended September 30, 2003 includes the regular quarterly dividend from the Federal Home Loan Bank of New York ("FHLBNY") in the amount of $1.2 million. The FHLBNY has suspended its payment of dividends.

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

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(000's omitted)
Interest-earning assets:
Loans receivable (1):
Real estate loans	$5,517,857	$79,756	5.73%	$4,576,827	77,382	6.71%
Other loans	100,215	1,884	7.46	106,516	2,170	8.09

Total loans	5,618,072	81,640	5.77	4,683,343	79,552	6.74
Securities (2)	1,095,944	11,067	4.01	1,496,641	20,761	5.50
Other interest-earning assets (3)	171,063	371	0.86	81,017	322	1.57

Total interest-earning assets	6,885,079	93,078	5.36	6,261,001	100,635	6.38

Noninterest-earning assets	675,902			537,595

Total assets	$7,560,981			$6,798,596

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$882,922	3,544	1.59%	$685,731	$4,423	2.56%
Savings and escrow accounts	1,156,746	2,560	0.88	1,032,947	4,285	1.65
Certificates of deposit	1,193,811	7,586	2.52	1,136,876	9,837	3.43

Total deposits	3,233,479	13,690	1.68	2,855,554	18,545	2.58
Total Other Borrowings	2,919,187	28,131	3.82	2,748,914	29,821	4.30

Total interest-bearing liabilities	6,152,666	41,821	2.70	5,604,468	48,366	3.42

Noninterest-bearing liabilities (4)	777,141			594,869

Total liabilities	6,929,807			6,199,337
Stockholders' equity	631,174			599,259

Total liabilities and stockholders' equity	$7,560,981			$6,798,596

Net interest-earning assets	$732,413			$656,533

Net interest income/interest rate spread		$51,257	2.67%		$52,269	2.95%

Net interest margin			2.95%			3.31%

Ratio of average interest-earning assets to average interest-bearing liabilities			111.90%			111.71%

(1)
The average balance of loans receivable includes non-accruing loans, interest on which is recognized on a cash basis.

(2)
Securities include the Bank's investment in FHLB of New York stock. (see Net Interest Income above)

(3)
Includes money market accounts, federal funds sold and interest-earning bank deposits.

(4)
Consists primarily of demand deposit accounts.

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield Cost	Average Balance	Interest	Average Yield Cost
	(000's omitted)
Interest-earning assets:
Loans receivable (1):
Real estate loans	$5,287,968	$242,190	6.12%	$4,180,795	$218,563	6.99%
Other loans	100,614	5,755	7.65	106,172	6,627	8.35

Total loans	5,388,582	247,945	6.15	4,286,967	225,190	7.02
Securities (2)	1,077,759	35,976	4.46	1,575,795	68,602	5.82
Other interest-earning assets (3)	163,240	1,259	1.03	88,063	1,020	1.55

Total interest-earning assets	6,629,581	285,180	5.75	5,950,825	294,812	6.62

Noninterest-earning assets	641,362			479,564

Total assets	$7,270,943			$6,430,389

Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$844,052	$11,288	1.79%	$609,746	11,765	2.58%
Savings and escrow accounts	1,128,117	8,662	1.03	982,074	13,686	1.86
Certificates of deposit	1,136,321	23,006	2.71	1,106,180	29,994	3.63

Total deposits	3,108,490	42,956	1.85	2,698,000	55,445	2.75
Total Other Borrowings	2,792,296	83,802	4.01	2,584,847	86,340	4.47

Total interest-bearing liabilities	5,900,786	126,758	2.87	5,282,847	141,785	3.59

Noninterest-bearing liabilities (4)	743,019			569,328

Total liabilities	6,643,805			5,852,175
Stockholders' equity	627,138			578,214

Total liabilities and stockholders' equity	$7,270,943			$6,430,389

Net interest-earning assets	$728,795			$667,978

Net interest income/interest rate spread		$158,422	2.88%		$153,027	3.04%

Net interest margin			3.19%			3.44%

Ratio of average interest-earning assets to average interest-bearing liabilities			112.35%			112.64%

(1)
The average balance of loans receivable includes non-accruing loans, interest on which is recognized on a cash basis.

(2)
Securities include the Bank's investment in FHLB of New York stock. (see Net Interest Income above)

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

	Three Months Ended September 30, 2003 compared to the Three Months Ended September 30, 2002
	Increase (decrease) due to
	Rate	Volume	Total
	(000's omitted)
Interest-earning assets:
Loans Receivable:
Real estate loans	$(12,182)	$14,557	$2,375
Other loans	(163)	(124)	(287)

Total loans	(12,345)	14,433	2,088
Securities	(4,886)	(4,808)	(9,694)
Other interest-earning assets	(193)	242	49

Total interest-earning assets	(17,424)	9,867	(7,557)

Interest-bearing liabilities:
Deposits:
NOW and Money Market accounts	(1,944)	1,065	(879)
Savings and Escrow accounts	(2,190)	465	(1,725)
Certficates of Deposit	(2,723)	472	(2,251)

Total	(6,857)	2,002	(4,855)
Borrowings	(3,463)	1,773	(1,690)

Total interest-bearing liabilities	(10,320)	3,775	(6,545)

Net change in net interest income	$(7,104)	$6,092	$(1,012)

	Nine Months Ended September 30, 2003 compared to the Nine Months Ended September 30, 2002
	Increase (decrease) due to
	Rate	Volume	Total
	(000's omitted)
Interest-earning assets:
Loans Receivable:
Real estate loans	$(29,368)	$52,995	$23,627
Other loans	(536)	(336)	(872)

Total loans	(29,904)	52,659	22,755
Securities	(13,854)	(18,772)	(32,626)
Other interest-earning assets	(422)	661	239

Total interest-earning assets	(44,180)	34,548	(9,632)

Interest-bearing liabilities:
Deposits:
NOW and Money Market accounts	(4,227)	3,750	(477)
Savings and Escrow accounts	(6,831)	1,807	(5,024)
Certificates of Deposit	(7,785)	797	(6,988)

Total	(18,843)	6,354	(12,489)
Borrowings	(9,157)	6,619	(2,538)

Total interest-bearing liabilities	(28,000)	12,973	(15,027)

Net change in net interest income	$(16,180)	$21,575	$5,395

PROVISION FOR LOAN LOSSES

        The provision for loan losses for the third quarter of 2003 was $1.9 million compared to $3.3 million in the third quarter of 2002. For the nine months ended September 30, 2003 the provision for loan losses was $5.5 million compared to $9.8 million for the nine months ended September 30, 2002.

        Total non-accrual loans and OREO at September 30, 2003 were $29.6 million compared to $27.0 million at December 31, 2002 and $23.8 million at September 30, 2002. Non-accrual loans at September 30, 2003 and December 31, 2002 were $25.9 million and $17.4 million, respectively. The primary cause of the $8.5 million increase in total non-accrual loans during the first nine months of 2003 was the $5.2 million increase in non-accrual loans in the secured one- to four-family residential portfolio, which increased from $11.9 million at December 31, 2002 to $17.1 million at September 30, 2003. Approximately $2.8 million of the $5.2 million increase in nonaccrual loans in the secured one- to four-family residential portfolio was in the held-for-sale portfolio. Losses in 2003 resulting from sales of the held-for-sale portfolio of the Mortgage Company are provided for in the Representation and Warranty Reserve as opposed to the allowance for loan losses, where such losses were provided for prior to December 31, 2002. While the level of total non-accrual loans increased, management believes that the Company's credit quality remains strong, primarily due to the concentration in the loan portfolio of secured one to four family residential mortgage loans and credit standards for new loan originations that the Company believes are sound.

        Net loan chargeoffs for the three and nine months ended September 30, 2003 were $3.1 million and $5.0 million, respectively, as compared to net loan chargeoffs for the three and nine months ended September 30, 2002 of $2.1 million and $6.0 million, respectively. The higher level of net loan chargeoffs during the first nine months of 2002 was primarily due to $1.4 million in chargeoffs on loans transferred to OREO at net realizable value and a $1.6 million chargeoff relating to the sale of $5.3 million of loans by the Mortgage Company that did not meet secondary market standards. Net loan charge-offs for the third quarter of 2003 amounted to $3.1 million primarily as a result of managements' decision to sell the Company's entire portfolio of approximately $20 million of mobile home loans at a loss of approximately $2.6 million. After charging off $2.6 million on these loans, they were transferred to loans held for sale at the anticipated sales price. The sale of these loans is expected to close in the fourth quarter of 2003. OREO at September 30, 2003 totaled $3.7 million as compared to $9.7 million at September 30, 2002. This reduction primarily reflects the sale of three OREO properties for $5.3 million during the second quarter of 2003.

        During the fourth quarter of 2002, the Mortgage Company established a separate Representation and Warranty Reserve to cover losses from the sale/discount of loans that do not meet secondary market standards. The balance in this reserve at September 30, 2003 was $4.8 million. Prior to the fourth quarter of 2002 such losses were provided for within the allowance for loan losses. The allowance for loan losses and coverage ratio to the non accrual loans in the held for investment loans portfolio at September 30, 2003 were $24.0 million and 108.6%, respectively, compared to $22.8 million and 138.2%, respectively, at December 31, 2002. The activity in the allowance for loan losses in the first nine months of 2003 was a provision of $5.5 million, charge-offs of $5.0 million and recoveries of $739,000.

        In determining the appropriate level of the allowance for loan losses, the Company on a quarterly basis reviews the mix and volume of the loan portfolio and its inherent risks, the level and type of non-accruing loans and delinquencies, historical loss experience, local and national economic conditions, including the direction of real estate values and current trends in regulatory supervision. While no assurance can be given that future chargeoffs or additional provisions over the current level will be necessary, management believes, based on its ongoing review and the current level of non-accruing loans and delinquencies, that the current level of the allowance for loan losses is adequate.

TOTAL OTHER INCOME

        Total other income was $122.4 million for the third quarter of 2003 compared to $84.0 million for the third quarter of 2002. The increase of $38.4 million was primarily due to a $49.4 million increase in net gains on loan sales and an $8.5 million increase in loan fees. The increase in net gains on loan sales was due to increased volume partially offset by a decrease in average gross margins on loans sold. The increase in the volumes of shipped loans to a record $5.2 billion for the quarter ended September 2003 compared to $2.1 billion for the quarter ended September 30, 2002 was due to the low interest rate environment for mortgage loan originations and refinancings. The decrease in the average gross margin from 2.57% for the third quarter of 2002 to 2.09% for the third quarter of 2003 was due to the decreased margins on certain product types caused, primarily by market conditions generally and, in particular, a relatively high amount of loan product available for sale in the secondary market. The increase in loan fees was also due to the increase in the volume of loan originations.

        Total other income was $364.4 million for the first nine months of 2003 compared to $181.1million for the nine months of 2002. The increase of $183.3 million was due to a $176.8 million increase in net gains on loan sales, and a $21.6 million increase in loan fees partially offset by an $11.7 million decrease in unrealized gains on derivative transactions and a $2.9 million reduction in other income. The increase in net gains on loan sales was due to increased volumes of loan originations, which was partially offset by a reduction in margins from 2.58% for the first nine months of 2002 compared to 2.32% for the first nine months of 2003. The increased volumes were due to the current interest rate environment and the continued expansion of the Mortgage Company. The increase in loan fees was due to increased volumes of loan originations at both the Bank and the Mortgage Company. The decrease in the net gain on derivative transactions was due to the decrease in the mark to market gain on unallocated forward securities sales and loan commitments due to market conditions and the movement of interest rates. Prior to July 1, 2002 the Company accounted for interest-rate locked commitments as off-balance sheet financial instruments. The $2.9 million reduction in other income was due to the receipt in the first quarter of 2002 of a $3.0 million one time liquidating dividend from the Company's former data processing provider.

TOTAL OTHER EXPENSES

        Total other expenses for the third quarter of 2003 were $154.9 million compared to $64.2 million for the third quarter of 2002. The increase of $90.7 million was primarily due to an increase of $55.2 million in commission expense, a $22.1 million increase in personnel costs and a $9.2 million increase in other expenses. The increase in commission expense primarily reflects the increased level of loan originations at the Mortgage Company. The $22.1 million increase in personnel costs reflects an increase of $8.5 million primarily due to the hiring of additional staff at the Mortgage Company in response to the increased loan origination volumes, and the increase in personnel costs relating to branch expansion, incentives and normal pay increases at the Bank. Based on the anticipated reduction in the volume of loans sold, of approximately $3.5 billion in the fourth quarter of 2003, the Mortgage Company has been reviewing its current operations and has implemented certain staff reductions based on actual and anticipated changes in volumes. In addition, the increase in personnel costs reflects, in part, the effect of variable accounting for the Company's stock option plan during the first three quarters of 2002. In September 2002, the Company discontinued the use of variable plan accounting on the Stock Option Plan, therefore no stock option expense or credit was incurred in the third quarter of 2003 compared to a $13.6 million credit for the third quarter of 2002. The increase in other expenses primarily reflects the growth and expansion of the Mortgage Company over the past year which has been necessary to handle the increased volumes, as well as, increases in occupancy and equipment and data processing at the Bank primarily to accommodate its growth. In addition, professional fees increased due to increases in audit, legal and consulting expenses.

        Total other expenses for the first nine months of 2003 were $413.8 million compared to $204.2 million for the comparable time period last year. The increase of $209.6 million was due to a $154.7 million increase in commissions, a $15.9 million increase in personnel costs, a $5.3 million increase in professional fees and a $25.7 million increase in other expenses. The increase in commission expense was due to the increase in the level of originations at the Mortgage Company compared to the same time period in the prior year. The $15.9 million increase in personnel costs reflects an increase of $22.1 million primarily due to the hiring of additional staff at the Mortgage Company in response to the increased origination volumes and the increase in personnel costs relating to branch expansion, incentives and normal pay increases at the Bank. These increases were partially offset by the $6.2 million stock option expense incurred during the first nine months of 2002 compared to no such expense for the first nine months of 2003. As discussed above, in September 2002 the Company discontinued the use of variable plan accounting on the Stock Option Plan, therefore no stock option expense was incurred in the first nine months of 2003. The increase in professional fees was due primarily to the use of contract workers at the Mortgage Company in response to the increased volumes for the first nine months of the year and to increases in audit, legal and consulting expenses at the Bank. The increase in other expenses was due primarily to the growth and expansion at the Mortgage Company, as well as, increases in occupancy and equipment and data processing at the Bank primarily to accommodate its growth.

PROVISION FOR INCOME TAXES

        The provision for income taxes for the third quarter of 2003 was $7.1 million compared to $28.2 million for the same period in 2002. The provision for income taxes for the first nine months of 2003 was $44.0 million compared to $49.0 million for the same period in the prior year. The primary reason for the decrease in the provision for income taxes for both the three and nine months periods ended September 30, 2003 compared to the same time frames in the prior year was the decrease in net income before the provision for income taxes. Included in the nine months ended September 30, 2003 provision was a $1.2 million valuation adjustment of a deferred tax asset for the current estimate of the non-utilization of a contribution carryover deduction for state and local income taxes. This deferred tax asset resulted from the Company's previous contribution of 2.1 million shares of its stock to the SI Bank & Trust Foundation, formerly the SISB Community Foundation.

LIQUIDITY AND COMMITMENTS

        The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, loan sales, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the repayment of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements.

        Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At September 30, 2003, the Company's total approved loan commitments outstanding amounted to $1.8 billion while the forward commitments to sell loans to third party investors amounted to $3.1 billion. There were commitments to purchase $40 million in securities at September 30, 2003. At the same date, the undisbursed portion of construction loans and other mortgage loans totaled $88.9 million and unused credit lines equaled $119.4 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2003 totaled $911.2 million. Amortization from investments and loans is projected at $1.3 billion over the next 12 months. Based on historical experience, the Bank's current pricing strategy and the Bank's strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Company anticipates that it will continue to have sufficient funds to meet its current commitments. In the event the funds required exceed the funds generated by the Bank and the Mortgage Company, additional sources of funds such as repurchase agreements, FHLB advances, overnight lines of credit and brokered certificates of deposit are available to the Company.

CAPITAL

        At September 30, 2003, the Bank had regulatory capital which was in excess of all regulatory requirements set by the OTS. The current requirements and the Bank's actual levels are detailed below (000's omitted) (unaudited):

	Required Capital		Actual Capital		Excess Capital
	Amount	Percent	Amount	Percent	Amount	Percent
Tangible capital	$111,686	1.50%	$494,248	6.64%	$382,562	5.14%
Core capital	$297,891	4.00%	$495,798	6.66%	$197,907	2.66%
Risk-based capital	$337,831	8.00%	$517,722	12.26%	$179,891	4.26%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary market risk continues to be market interest rate volatility due to the potential impact on net interest income, the market value of all interest-earning assets and interest-bearing liabilities at the Mortgage Company and the change in spreads on loan sales under changing interest rate environments. The Company monitors its interest rate risk on a quarterly basis, and due to the current interest rate environment, the Company's net interest rate spreads and margins have declined on a linked quarter basis while the level of loan originations at both the Bank and Mortgage Company have increased significantly. The operation of the Company does not subject it to foreign exchange or commodity price risk and the Company does not own any trading assets. For a complete discussion of the Company's asset and liability management market risk and interest rate sensitivity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Stockholders and "Mortgage Banking Activities" in the Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

        Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13(a) – 15(e) or 15(d) – 15(e) under the securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this quarterly report. As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and as discussed in Note 23 to the Company's Consolidated Financial Statements at and for the year ended December 31, 2002, the Company announced in October 2002 that it was restating its financial results for the year ended December 31, 2001 and the first three quarters of 2002. Primarily due to issues arising in the context of such restatement, management determined that the Company's disclosure controls and procedures and internal controls needed certain improvements, including as discussed below. In addition, the Company's management and the Audit Committee were advised by PricewaterhouseCoopers LLP of certain reportable conditions for the year ended December 31, 2002 under standards established by the American Institute of Certified Public Accountants ("AICPA"). These reportable conditions, which are not material weaknesses, as defined by the AICPA, related to the Company's controls and procedures for appropriately assessing and applying generally accepted accounting principles in areas such as its stock-based compensation plans, maintaining its income tax provisions and valuing its investment securities. While management believes that it has satisfactorily addressed all of the reportable conditions identified by PricewaterhouseCoopers LLP, management of the Company has taken, and is continuing to take, certain actions designed to enhance the Company's disclosure controls and procedures as well as its internal control structure. In particular, the Company retained a third-party consultant in November 2002 to assist it in its review and preparation of financial reports and in the application of accounting principles. In July, 2003 this consultant was hired as the First Vice President of Financial Management and Reporting. In May, 2003 the Company appointed Senior Vice President Donald C. Fleming to the position of Chief Financial Officer. In June 2003, the Company hired a consulting firm to perform an assessment of the internal control structure of the Company. The Company expects to receive a report from this consulting firm during the fourth quarter of 2003. The Company also has reviewed and revised its policies and procedures regarding the preparation of tax estimates and with respect to its review and valuation of investment securities. Management is continuing to review and revise its policies and procedures and anticipates that additional improvements will be made as part of its efforts to continue to strengthen the disclosure controls and procedures and internal control structure of the Company.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by management in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        The Company has taken certain actions designed to improve its internal controls, as described above. However, no change in our internal control over financial reporting (as defined in Rules 13a-15(d)) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.

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
  (b)
  Reports on Form 8-K

        On July 18, 2003, the Company filed a Current Report of Form 8-K regarding the Company's press releases for the Company's quarterly dividend, under Item 5, and its quarterly earnings results, under Item 9.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATEN ISLAND BANCORP, INC.
Date: November 13, 2003	By:	/s/ Harry P. Doherty Harry P. Doherty, Chairman of the Board and Chief Executive Officer
Date: November 13, 2003	By:	/s/ Donald C. Fleming Donald C. Fleming, Sr. Vice President and Chief Financial Officer