Form 10-K
period 2003-12-31
STATEN ISLAND BANCORP INC
filed 2004-03-15
CIK 1042801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes ☒   No ☐

Based upon the $19.48 closing price of the Registrant’s common stock as of June 30, 2003, the aggregate market value of the 48,066,801 shares of the Registrant’s common stock deemed to be held by non-affiliates of the Registrant was $936.3 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 4, 2004:   60,744,832

i

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. The Company’s actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Also included in such forward-looking statements are statements regarding the Company’s proposed merger with Independence Community Bank Corp. (“ICBC” or “Independence”). Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Words such as “expect,” “feel,” “believe,” “will,” “may,” “anticipate,” “plan,” “estimate,” “intend,” “should,” and similar expressions or the negative thereof are intended to identify forward looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products services and fees. In addition, the benefits from the proposed merger with ICBC may not be fully realized due to, among other things, the business of the Company and ICBC may not be combined successfully, or such combination may take longer to accomplish than expected, the growth opportunities and cost savings from the merger of the Company and ICBC may not be fully realized or may take longer to realize than expected, operating cost and business disruption following the completion of the merger, including adverse effects on relationships with employees, may be greater than expected, governmental approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

On November 25, 2003, the Company announced that it had signed a definitive agreement to merge with ICBC. Pursuant to the agreement, the Company will merge with ICBC (the “Merger”), in a transaction valued at the time of execution of the definitive agreement at approximately $1.5 billion or $23.88 per SIB share. Upon completion of the acquisition, the Company’s wholly owned subsidiary, SI Bank & Trust, will merge with and into the Independence Community Bank.

Under the terms of the Merger agreement, which was approved unanimously by both boards of directors, as well as the Company’s and Independence’s shareholders at special meetings held on March 8, 2004, the aggregate consideration to be paid in the Merger will consist of $368.50 million in cash and approximately 28,850,000 shares of ICBC’s common stock. Holders of SIB common stock will receive cash or shares of ICBC’s common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 75% paid in ICBC’s common stock and 25% paid in cash. The value of the merger consideration per share of SIB common stock will be calculated in accordance with the following formula: the sum of (i) $5.97025 and (ii) 0.4674 times the average of the closing prices of ICBC’s common stock for the ten consecutive full trading days ending on the tenth business day before the completion of the Merger. Based on the $38.32 closing price of ICBC’s common stock on November 21, 2003, the last full trading day prior to the date of the Merger agreement, SIB stockholders would receive $23.88 per share in cash or 0.6232 share of ICBC’s common stock for each share of SIB common stock. The value of the Merger consideration and the actual exchange ratio per share of SIB common stock at the completion of the Merger will vary from the initial values if the average ICBC common stock price during the ten trading day measurement period is greater or less than $38.32, which is likely.

The Merger is expected to close in the second quarter of 2004 and is subject to receipt of various regulatory approvals and certain other conditions.

In connection with the Merger, the Company has agreed to sell a substantial portion of the assets and operations of SIB Mortgage Corp., the Bank’s mortgage banking subsidiary (“SIB Mortgage”), as part of a plan to exit the mortgage banking business. As a result of these plans, under generally accepted accounting principles, the Company must report the Bank’s results as “continuing operations” and the results of the mortgage banking business of SIB Mortgage as “discontinued operations.”

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

Continuing Operations

SI Bank & Trust was originally founded as a New York State chartered savings bank in 1864. The Bank maintains a network of 17 full-service branch offices located in Staten Island, New York, three branch offices located in Brooklyn, New York, three limited service branch offices in Staten Island and 15 full service branch offices in Ocean, Monmouth, Union and Middlesex counties of New Jersey. During 2003, the Bank opened a full service branch office in Brooklyn, New York. The Bank also maintains a lending center and Trust Department on Staten Island along with a commercial lending office in Brooklyn.

The Bank has served the communities and residents of Staten Island for over 139 years and, more recently, the borough of Brooklyn and certain counties in the State of New Jersey. As of June 30, 2003 (the latest available data), the Bank had the largest market share of any depository institution on Staten Island with over 34% of the total deposits. Historically, the Bank also has been among the leaders in terms of the number and amount of residential mortgage loan originations in Staten Island. SIBT’s operating strategy emphasizes customer service and convenience and, in a large part, the Bank attributes its commitment to maintaining customer satisfaction for its market share position. The Bank attempts to differentiate itself from its competitors by providing the type of personalized customer service not generally available from larger banks, while offering a greater variety of products and services than is typically available from smaller local depository institutions. The Bank has an experienced management team directing its operations. The Bank’s Chairman and Chief Executive Officer and President and Chief Operating Officer

have 38 years and 34 years, respectively, of service with the Bank while the other executive officers of the Bank have an average of 16 years of service with SIBT.

On September 5, 2000 the Bank changed its name to SI Bank & Trust to reflect the expansion into new product lines and new geographic markets which has taken place over the past six years. Over the past six years, the Bank has transformed itself into a full service community bank and its new name, reflects its geographic and product diversity. On January 14, 2000, the Company acquired First State Bancorp, the holding company for First State Bank, Howell, New Jersey. The branch system of First State Bank, which was merged with and into SI Bank & Trust, consisted of four branches in Ocean County and two in Monmouth County, New Jersey. In December 2000, the Bank opened a new branch in Jackson, New Jersey. Four new branches were opened in 2002 in New Jersey. At the time of its acquisition, First State Bancorp had $374.0 million in assets and $319.0 million in deposits.

In March 2003 and August 2000, the Bank opened two new branches in Brooklyn, New York. During 2003, the deposits at the three Brooklyn locations grew by 28% and totaled $256.4 million in the aggregate at December 31, 2003.

On December 8, 2000, the Company purchased four additional branches in New Jersey. Three of these branches are located in Union County and one is in Middlesex County, New Jersey. The deposits acquired in this transaction were $41.0 million. The Bank’s deposits in the State of New Jersey grew by 8% in 2003 and totaled $930.2 million at December 31, 2003.

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

SI Bank & Trust’s executive office is located at 1535 Richmond Avenue, Staten Island, New York 10314, and its telephone number is (718) 447-8880.

Discontinued Operations

As previously indicated, as part of the Merger with ICBC, the Company agreed to sell a substantial portion of its mortgage banking business pursuant to an Asset Purchase Agreement among the Company, SIBMC, ICBC and Lehman Brothers Bancorp Inc. Pursuant to the agreement with Lehman Brothers Bancorp Inc., which closed as of March 1, 2004, 24 offices of SIBMC were sold to Lehman Brothers Bancorp Inc. or an affiliate as well as the majority of SIBMC’s remaining “pipeline” of loan applications in process. Pursuant to its agreements with Lehman Brothers Bancorp, by March 31, 2004 it is anticipated that Lehman Brothers Bancorp, Inc. or an affiliate will purchase approximately $500.0 million of SIBMC’s remaining loans held for sale. In addition, as of March 8, 2004, 52 other offices of SIBMC have been transferred to other purchasers and the remaining 13 offices have either been closed or are operating only in a limited capacity to complete the processing of certain loan applications in process. SIBMC is no longer accepting any new business and its operations currently are limited to completing such sales and matters related to the cessation of business.

SIB Mortgage Corp. (“SIBMC” or the “Mortgage Company”), a wholly owned subsidiary of the Bank, originated residential mortgage loans in 42 states for re-sale into the secondary market. SIB Mortgage Corp. was incorporated in 1998 in the State of New Jersey to acquire the residential lending operations and substantially all of the assets of Ivy Mortgage Corp. enabling the Bank to enter the mortgage banking business and become a national originator of single family residential loans.

SIBMC, which previously operated as a separate business segment (Mortgage Banking), had $14.9 billion in loan originations and loan sales of $16.7 billion for the twelve months ended December 31, 2003. SIBMC had a net loss for the year 2003 of $44.3 million.

Available Information

Staten Island Bancorp, Inc. is a public company and files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. The Company’s filings are available to the public at the SEC’s web site at http://www.sec.gov. Members of the public may also read and copy any document the Company files at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. In addition to the foregoing, the Company maintains a web site at www.sibk.com. The Company immediately after receipt by the SEC makes available on its Internet web site copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after we electronically file such material with, or furnish such documents to, the SEC.

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

Lending Activities

Loan Activity:   The following table sets forth the Company’s activity in its loan portfolio, including loans held for sale.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Total loans held at beginning of period	$5,121,393	$3,987,445	$2,962,197
Originations of loans:
Mortgage loans:
Single-family residential	15,966,686	9,428,155	4,408,052
Multi-family residential	31,957	18,899	5,069
Commercial real estate	205,738	158,916	77,044
Construction and land	142,910	115,371	344,955
Home equity	19,780	17,990	11,291
Other loans:
Student loans	339	517	638
Passbook loans	7,592	10,035	9,865
Commercial Business loans	66,006	54,855	59,442
Other consumer loans	1,311	1,735	5,691
Total originations	16,442,319	9,806,473	4,922,047
Purchases of loans:
Mortgage loans:
Single-family residential	1,468,831	586,351	382,243
Multi-family residential	—	—	—
Commercial real estate	—	—	—
Construction and land	—	178,192	87,818
Home equity	—	—	—
Other loans:
Passbook loans	—	—	—
Commercial Business loans	—	—	—
Other consumer loans	—	—	2,119
Total purchases	1,468,831	764,543	472,180
Total originations and purchases	17,911,150	10,571,016	5,394,227
Loans sold:
Mortgage loans:
Single-family residential	16,368,165	7,904,825	3,179,238
Total loans sold	16,368,165	7,904,825	3,179,238
Transfers to real estate owned	3,631	12,952	279
Transfers to repossessed assets	270	246	404
Charge-offs	7,207	7,072	4,265
Repayments	1,939,538	1,511,973	1,184,793
Net activity in loans	(407,661)	1,133,948	1,025,248
Gross loans held at end of period	$4,713,732	$5,121,393	$3,987,445

Continuing Operations

At December 31, 2003, the Company’s total net loans held for investment amounted to $3.5 billion or 47.1% of the Company’s total assets at such date. The Bank’s primary emphasis has been, and continues to be, the origination of loans secured by first liens on single-family residences (which includes one-to-four-family residences) located primarily in Staten Island and, to a lesser extent, other areas in New York City. At December 31, 2003, $2.7 billion or 75.4% of the Company’s net loan portfolio were secured by single-family residences of which $1.1 billion were located on Staten Island and an additional $260.1 million were located in other areas of New York City. During 2003, the Bank retained for its portfolio $539.3 million of relatively higher yielding one-to four-family residential loans originated by the Mortgage Company to lessen its dependence on the New York City economy and increase the yield on its loan portfolio.

In addition to loans secured by single-family residential real estate, the Company’s mortgage loan portfolio includes loans secured by commercial real estate, which amounted to $508.5 million or 14.4% of the net loan portfolio at December 31, 2003, construction and land loans, which totaled $170.3 million or 4.8% of the net loan portfolio at December 31, 2003, home equity loans, which totaled $22.0 million or 0.6% of the net loan portfolio at December 31, 2003, and loans secured by multi-family (over four units) residential properties, which amounted to $71.4 million or 2.0% of the net loan portfolio at December 31, 2003. In addition to mortgage loans, the Company originates various other loans including commercial business loans and consumer loans. At December 31, 2003, the Company’s total other loans amounted to $97.3 million or 2.8% of the net loan portfolio.

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

Loan Portfolio Composition.   The following table sets forth the composition of the Bank’s loans held for investment portfolio at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Mortgage loans:

Single-family residential	$2,660,051	75.44%	$2,671,041	78.04%	$2,062,897	73.50%	$2,206,972	77.50%	$1,737,913	80.83%
Multi-family residential	71,384	2.03%	56,545	1.65%	48,783	1.74%	49,034	1.72%	42,501	1.98%
Commercial real estate	508,466	14.42%	418,708	12.23%	335,260	11.95%	307,407	10.80%	223,809	10.41%
Construction and land	170,259	4.83%	153,144	4.48%	245,515	8.75%	152,956	5.37%	60,105	2.80%
Home equity	21,986	0.62%	19,032	0.56%	12,815	0.46%	10,699	0.38%	5,390	0.25%
Total mortgage loans	3,432,146	97.34%	3,318,470	96.96%	2,705,270	96.39%	2,727,068	95.77%	2,069,718	96.27%
Other loans:
Student loans	151	0.00%	228	0.01%	288	0.01%	333	0.01%	657	0.03%
Passbook loans	8,822	0.25%	8,692	0.26%	7,477	0.26%	6,237	0.22%	5,357	0.25%
Commercial business loans	58,975	1.67%	62,777	1.83%	60,898	2.17%	52,980	1.86%	33,646	1.56%
Other consumer loans	29,338	0.83%	37,362	1.09%	42,356	1.51%	63,984	2.25%	49,395	2.30%
Total other loans	97,286	2.76%	109,059	3.19%	111,019	3.95%	123,534	4.34%	89,055	4.14%
Total loans receivable	3,529,432	100.10%	3,427,529	100.15%	2,816,289	100.34%	2,850,602	100.11%	2,158,773	100.41%
Less:
Premium (discount) on loans purchased	3,226	0.09%	3,941	0.12%	5,135	0.18%	5,713	0.20%	4,640	0.22%
Allowance for loan losses	(25,441)	(0.72)%	(22,773)	(0.67)%	(20,041)	(0.71)%	(14,638)	(0.51)%	(14,271)	(0.66)%
Deferred loan costs, (fees) net	18,701	0.53%	13,795	0.40%	5,236	0.19%	5,983	0.20%	897	0.03%
Loans receivable, net	$3,525,918	100.00%	$3,422,492	100.00%	$2,806,619	100.00%	$2,847,660	100.00%	$2,150,039	100.00%

The above table does not include any information with respect to the Company’s loans held for sale.

The lending activities of SIBT are subject to written underwriting standards and loan origination procedures established by management and approved by the Bank’s Board of Directors.

The Bank’s primary source of loan applications for residential mortgages are independent mortgage brokers in both New Jersey and New York, a group of whom are authorized to accept and process applications on the Bank’s behalf. Applications for mortgages and other loans are also taken at all of the Bank’s branch offices. In addition, the Bank’s business development officers, loan officers and branch managers call on individuals in the Bank’s market area in order to solicit new loan originations as well as other banking relationships. All loan applications are forwarded to the Bank’s loan origination center for underwriting and approval. The Bank’s employees at the loan origination center supervise the process of obtaining credit reports, appraisals and other documentation involved with a loan. The Bank requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals are performed by an independent appraiser, licensed in the state the property is located. SIBT requires that title insurance and hazard insurance be maintained on all collateral properties (except for home equity loans and home secured loans) and that flood insurance be maintained if the property is within a designated flood plain.

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

A federal savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. However, the Bank maintains a more restrictive limit of loans to any one borrower and related entities of 5% of the Bank’s unimpaired capital and surplus, or $24.6 million at December 31, 2003. As of December 31, 2003, the Bank’s largest concentration of loans to any one borrower and related entities (excluding intra-company loans) was $20.4 million ($17.1 million outstanding and $3.3 million unfunded) and these loans were performing in accordance with their terms.

Single-Family Residential Loans.   Substantially all of the Company’s single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration (“FHA”) or partially guaranteed by the Department of Veterans Affairs (“VA”). Approximately 41.4% of the Company’s single-family residential mortgage loans retained in the portfolio are secured by properties located in Staten Island and an additional 9.8% are secured by properties in other areas of New York City. As of December 31, 2003, $2.7 billion, or 75.4%, of the Company’s net loans consisted of single - family residential mortgage loans. The Bank originated $1.1 billion of single-family residential mortgage loans during the year ended December 31, 2003 compared to $872.4 million and $659.4 million in 2002 and 2001, respectively. During the year 2003, the Bank sold $222.0 million of single family residential loans, primarily fixed rate loans, to maintain and improve the Bank’s level of interest rate risk.

The Bank’s residential mortgage loans have either fixed-rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 10 to 30 years and are fully amortizing with monthly or bi-weekly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank’s fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation (“FHLMC”), and other investors in the secondary market for mortgages. At December 31, 2003, $1.0 billion, or 38.8%, of the Bank’s single-family residential mortgage loans were fixed-rate loans. Substantially all of the Bank’s single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

The adjustable rate single family residential mortgage loans currently offered by the Bank include one, three and five year adjustable rate loans. At December 31, 2003, the Bank’s one through three-year, five-year and ten-year ARM loans amounted to $190.7 million, $993.5 million and $428.1 million, respectively. The Bank’s adjustable-rate single-family residential real estate loans generally have a cap of 2% to 3% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap is generally 5% or 6% above the initial rate. The Bank may offer ARM loans with initial rates which are below the fully indexed rate. The Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2003, $1.6 billion or 61.2% of the Bank’s single-family residential mortgage loans were adjustable-rate loans compared to $1.4 billion or 51.8% at December 31, 2002.

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

At December 31, 2003, the Company’s home equity loans amounted to $22.0 million or 0.6% of the Company’s net loans. The Bank offers floating and fixed-rate home equity lines of credit. Home equity loans, like single-family residential mortgage loans, are secured by the underlying equity in the borrower’s residence. However, the Bank generally obtains a second mortgage position to secure home equity loans. The Bank’s home equity loans generally require LTV ratios of 80% or less after taking into consideration any first mortgage loan.

Commercial Real Estate Loans and Multi-Family Residential Loans.   At December 31, 2003, the Company’s commercial real estate loans and multi-family residential mortgage loans amounted to $508.5 million and $71.4 million, respectively, or 14.4% and 2.0%, respectively, of the Company’s net loan portfolio. Commercial real estate and multi-family residential real estate loans often have adjustable interest rates, shorter terms to maturity and higher yields than the Bank’s single-family residential real estate loans. Because of such factors, in recent years the Bank has increased its efforts in originating commercial real estate loans and multi-family residential loans.

The Bank’s commercial real estate loans generally are secured by small office buildings, retail and industrial use buildings, strip shopping centers and other commercial uses located in the Bank’s market area. The Bank’s commercial real estate loans seldom exceed $2.5 million and as of December 31, 2003, the average size of the Bank’s commercial real estate loans was approximately $422,500. The Bank originated $205.7 million of commercial real estate loans during the year ended December 31, 2003 compared to $158.9 million and $77.0 million of commercial real estate loan originations in 2002 and 2001, respectively.

The Bank’s multi-family residential real estate loans are concentrated in Brooklyn and, to a lesser extent, Staten Island. The Bank originated $32.0 million of multi-family residential real estate loans during the year ended December 31, 2003 compared to $18.9 million and $5.1 million of originations in 2002 and 2001, respectively. The Bank generally has not been a substantial originator of multi-family residential real estate loans due to, among other factors, the relatively limited amount of apartment and other multi-family properties on Staten Island.

The Bank’s commercial real estate and multi-family residential loans generally are five- or ten-year adjustable-rate loans indexed to the five-year U.S. Treasury obligation plus a margin. Generally, fees of between 0.50% and 1.50% of the principal loan balance are charged to the borrower upon closing. The Bank generally charges prepayment penalties on commercial real estate and multi-family residential mortgage loans. Although terms for multi-family residential and commercial real estate loans may vary, the Bank’s underwriting standards generally provide for terms of up to 25 years with amortization of principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals as additional security for commercial real estate and multi-family residential loans.

The Bank evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. The Bank has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) which is appropriate for the term of the loan. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by an independent appraiser commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the Bank prior to the closing of the loan.

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

As of December 31, 2003, $4.4 million or 0.9% of the Bank’s commercial real estate loans and $248,000 of its multi-family residential real estate loans were on non-accrual status.

Construction and Land Loans.   The construction loans originated are primarily residential construction loans to real estate builders and, to a lesser extent, residential construction loans to individuals who have a contract with a builder for the construction of their residence. The Bank will also originate construction loans for multi-family projects and non-residential property. At December 31, 2003, the Company’s construction and land loan portfolio, amounted to $170.3 million or 4.8% of the Company’s net loan portfolio, of which $58.7 million consisted of residential construction loans, $7.3 million of multi-family construction loans, $29.4 million of non-residential construction loans and $75.0 million of land loans. In addition, at such date the Company had $22.5 million of undisbursed funds for construction loans in process. The Company disbursed $142.9 million of construction and land loans during the year ended December 31, 2003 compared to $115.3 million and $345.0 million of construction loans in 2002 and 2001, respectively.

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

The Company originates land loans to developers for the purpose of holding or developing the land (i.e., roads, sewer and water) for sale. At December 31, 2003, the Company had $75.0 million of land loans. Such loans are secured by a lien on the property, are generally limited to 65% of the appraised value of the security property and are typically made for a period of up to two years with a floating interest rate based on the prime rate. The Company requires monthly interest payments during the term of the land loan. The principal of the loan is reduced as lots are sold and released. In addition, the Bank generally obtains personal guarantees from its borrowers and originates such loans to developers with whom it has established relationships.

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

At December 31, 2003 the Company had $1.6 million of construction and land loans that were on non-accrual status compared to $1.1 million at December 31, 2002.

Other Loans.   The Company offers a variety of other or non-mortgage loans through the Bank. Such other loans, which include commercial business loans, passbook loans, student loans, overdraft loans, manufactured home loans and a variety of other personal loans, amounted to $97.3 million or 2.8% of the Company’s net loan portfolio at December 31, 2003.

At December 31, 2003, the Company’s commercial business loans amounted to $59.0 million or 1.7% of the Company’s net loan portfolio. The Bank’s commercial business loans have a term of up to five years and may have either fixed rates of interest or, to a lesser extent, floating rates tied to the prime rate. The Bank’s commercial business loans are made to small to medium sized businesses within the Bank’s market area. A substantial portion of the Bank’s small business loans is unsecured with the remainder generally secured by perfected security interests in accounts receivable and inventory or other corporate assets. The Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. In addition, the Bank may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor’s home or the business property. In such cases, the loan, while underwritten to commercial business loan standards, is reported as a single-family or commercial real estate mortgage loan, as the case may be. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans.

The Bank’s commercial business loans include discounted loans, which amounted to $4.9 million or 0.1% of the Bank’s net loans at December 31, 2003. The Bank’s discounted loans, which are made primarily to local businesses, are designed to provide an interim source of financing and require no payment of principal or interest until the due date of the loan, which may be up to one year but generally is 60 or 90 days from the date of origination. While the borrower is contractually obligated to repay the entire face amount of the loan at maturity, the Bank advances only a portion of the face amount with the difference constituting the interest component. In addition to personal guarantees, discounted loans may also be secured by perfected security interests in receivables and/ or certain other assets of the Company. However, due to the lack of an amortization schedule and, in certain cases, the absence of perfected security interests, discounted loans, generally, may be deemed to involve a greater risk of loss than single-family residential mortgage loans.

At December 31, 2003, included in total other consumer loans was $19.7 million of loans primarily secured by manufactured housing which represented 0.6% of the Bank’s net loan portfolio. At December 31, 2002, the Company’s manufactured housing loans amounted to $23.3 million. The Bank  had purchased these loans after a review of the loan documentation and underwriting, which is prepared by the company originating the loan. The majority of the loans are secured by manufactured housing and are located primarily in the northeastern section of the country. The Bank services the loan and, when necessary, is assisted by a third party in the collection process. The Bank discontinued purchasing these loans in 2001. At December 31, 2003, the Company had $181,000 in loans secured by manufactured housing in non-accrual status compared to $803,000 in non-accrual manufactured housing loans at December 31, 2002.

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

In accordance with SFAS No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Bank’s loan origination fees and certain related direct loan origination costs and fees are offset, and the resulting net amount is deferred and amortized as an adjustment to interest income over the contractual life, adjusted for prepayments, of the related loans resulting in an adjustment to the yield of such loans. For loans that are sold by the Bank, the unamortized portion of the deferred fees and costs is an adjustment to the gain or loss on the sale. At December 31, 2003, the Bank had $18.7 million of such net deferred loan costs.

Discontinued Operations

SIB Mortgage Corp., a wholly owned subsidiary of the Bank, conducted mortgage banking in 42 states. As previously indicated, as part of the Merger, the Company agreed to sell a substantial portion of SIBMC’s business. As of March 15, 2004, such sales have been completed in large part. SIBMC is no longer accepting any new business and its operations are limited to finalizing such sales and matters related to the cessation of business.

SIBMC’s primary business was to originate or purchase residential loans through retail, wholesale and bulk purchase channels and sell them either into the secondary market with servicing released, or, to a lesser extent, to the Bank for retention in its portfolio. SIBMC services its loans held for sale on an interim basis and its loans held for investment which consist of residential permanent and construction loans.

SIBMC’s loan originations and purchases during 2003 totaled $16.4 billion compared to $9.4 billion in 2002 and $4.0 billion in 2001. The record level of originations for 2003 was driven primarily by the level of refinance transactions due to the favorable interest rate environment during the year and the increased volume resulting from the geographic expansion of SIBMC in 2001 into 15 additional states as well as the opening of 19 de novo offices in 2002. These origination levels resulted in record loan sales in 2003 of $16.7 billion compared to loan sales of $8.4 billion in 2002 and $2.9 billion in 2001. To meet the demands from the increased loan origination volumes, SIBMC expanded its back office operations to both service and transfer loans to investors.

The Bank has provided SIBMC with a $1.8 billion line of credit to finance its loan originations, which includes a working capital line of $35.0 million. At December 31, 2003, $1.0 billion was outstanding on such line of credit for loan originations. The working capital line of credit to SIBMC for day-to-day operating expenses was $22 million at December 31, 2003. As of March 5, 2004, $1.1 billion was outstanding on the SIBMC line of credit for loan originations and $32.0 million was outstanding on the working capital portion of the line.

SIBMC originated loans that conform to the underwriting standards for purchase by FHLMC, FNMA and GNMA (“conforming loans”) as well as FHA loans, VA loans and non-conforming loans. Non-conforming loans generally consist of loans which, primarily because of size or other underwriting requirements, do not satisfy the guidelines for sale to FNMA or FHLMC and other private secondary market investors at the time of origination. During the year ended December 31, 2003, non-conforming conventional loans represented approximately 44.2% of SIBMC’s total volume of mortgage loans originated.

Retail loan origination activities performed by SIBMC included soliciting, completing and processing mortgage loan applications and preparing and organizing the necessary loan documentation. Loan applications are examined for compliance with underwriting criteria and, if all requirements are met, SIBMC issues a commitment to the prospective borrower specifying the amount of the loan and the loan origination fees, points and closing costs to be paid by the borrower or seller and the date on which the commitment expires.

SIBMC had $867.3 million in commitments to sell loans at December 31, 2003. SIBMC recorded the gain or loss on loan sales at the time of sale. When SIBMC sold loans, pursuant to relatively standard representations and warranties, it assumed limited recourse for first payment defaults, fraud and non-compliance with its investors’ underwriting guidelines. The first payment default recourse is generally limited to a loan that goes into foreclosure where the delinquency occurred within the first 90 days after a loan is sold to an investor. The recourse obligation for fraud and non-compliance to underwriting of loans standards is generally for the life of the loan. During 2003 and 2002, SIBMC repurchased $17.1 million and $4.9 million, respectively, of loans incurring losses of $661,000 and $2.6 million, respectively, with respect to such repurchases.

The Company established a reserve, the representation and warranty reserve (“R&WR) to provide for potential losses in the normal course of business with respect to loans originated for sale by the Mortgage Company. Such losses are due primarily to loans originated for sale not fully satisfying the representations and warranties (“R&W”) made by the Mortgage Company in connection with the sale of such loans. In the event the representations and warranties are breached, the Mortgage Company may be required to repurchase the loans, remit a portion of its sales price or make other concessions, which reduce the amount of gain recognized by the Mortgage Company. The R&WR totaled $5.2 million at December 31, 2003 and is included in other liabilities on the Company’s consolidated statements of financial condition at such date. Provisions to the R&WR reduce the amount of gains on sales.

Asset Quality

General.   As a part of the Company’s efforts to improve its asset quality, it has enhanced the loan review area, along with developing and implementing an asset classification system which now includes single-family residential loans. All of the Bank’s assets are subject to review under this classification system. Problem loans are reviewed by the Board of Directors at regularly scheduled Board meetings.

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

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be doubtful and the value of the collateral is not sufficient to satisfy all interest, principal and potential costs due on the loan. Prior to 1998, the Company’s policy was to cease accruing interest on any loan which was 90 days or more past due as to principal or interest. Commencing in 1998, management reviews the collateral value, payment history of individual secured loans along with the financial condition of the borrower to determine the accrual status of the loan when they approach 90 days past due. When a loan is placed on non-accrual status, previously accrued unpaid interest is deducted from interest income. At December 31, 2003, the Company had $31.3 million of loans in non-accrual status compared to $17.4 million as of December 31, 2002. Included in non-accrual loans are non-accrual loans in the held for sale portfolio at SIB Mortgage of $8.4 million and $0.9 million at December 31, 2003 and December 31, 2002, respectively. The Company maintains a representation and warranty reserve to provide for losses recognized on the sale of these held for sale loans. The balance in the representation and warranty reserve at December 31, 2003 and December 31, 2002 was $5.2 million and $3.5 million, respectively.

Real estate acquired by the Company as a result of foreclosure or deed-in-lieu of foreclosure and repossessed assets is classified as real estate owned until sold. These foreclosed assets are considered held for sale and are carried at the lower of fair value minus the estimated costs to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed. The Company performs ongoing inspections of the properties and adjusts the carrying value as needed. The Company attempts to sell all properties through brokers and its own personnel. At December 31, 2003, the Company had $2.6 million in these properties compared to $9.7 million as of December 31, 2002.

Delinquent Loans.   The following table sets forth information concerning delinquent but still accruing loans at December 31, 2003, in dollar amounts and as a percentage of each category of the Bank’s loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due. Non-accrual loans are not included in the table below.

	December 31, 2003
	30-59 Days		60-89 Days		90 Days or More
	Amount	Percent of Loan Category	Amount	Percent of Loan Category	Amount	Percent of Loan Category
	(Dollars in Thousands)
Mortgage loans:
Single-family residential	$15,319	0.40%	$4,345	0.11%	$3,299	0.09%
Multi-family residential	—	—	283	0.40	—	—
Commercial real estate	535	0.11	324	0.06	—	—
Construction and land	453	0.27	587	0.34	75	0.04
Home equity	172	0.78	—	0.00	200	0.91
Total mortgage loans	16,479	0.36	5,539	0.12	3,574	0.08
Other loans:
Commercial business loans	1,063	1.80	463	0.79	69	0.12
Other loans	1,017	2.65	448	1.17	123	0.32
Total other loans	2,080	2.14	911	0.94	192	0.20
Total delinquent loans	$18,559	0.39%	$6,450	0.14%	$3,766	0.08%

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

For the twelve months ended December 31, 2003 classified assets decreased by $2.3 million to $80.0 million. The primary reasons for this decrease was the upward trend in the economy and the growth and changing mix of the loan portfolio. Management continues its efforts to enhance its loan servicing and collection procedures along with continued emphasis on loan review and loan underwriting. The assets were classified into the following categories at December 31, 2003, special mention $31.4 million, substandard $43.0 million, doubtful $5.5 million.

Non-Accrual Loans, Non-Accruing Assets and Loans Past Due 90 Days or More and Still Accruing.   The following table sets forth information with respect to non-accrual loans, non-accruing assets (other real estate owned, repossessed assets) and loans past due 90 days or more and still accruing.

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans:
Single-family residential	$24,034	$11,942	$7,663	$3,335	$2,899
Multi-family residential	248	—	—	340	—
Commercial real estate	4,385	2,687	4,086	2,979	5,568
Construction and land	1,598	1,094	2,117	524	1,793
Home equity	—	—	38	5	106
Other loans:
Commercial business loans	778	797	558	1,482	1,783
Other consumer loans	284	837	631	1,111	325
Total non-accrual loans	31,327	17,357	15,093	9,776	12,474
Non-accruing assets:
Other real estate owned, net	2,613	9,445	996	762	887
Other repossessed assets, net	—	236	231	131	—
Total non-accruing loan assets	33,940	27,038	16,320	10,669	13,361
Loans past due 90 days or more and still accruing	3,766	5,684	7,213	7,068	6,886
Non-accruing loan assets and loans past due 90 days or more and still accruing	$37,706	$32,722	$23,533	$17,737	$20,247
Non-accruing loan assets to total loans(1)	0.72%	0.53%	0.41%	0.36%	0.62%
Non-accruing loan assets to total assets	0.45%	0.39%	0.27%	0.20%	0.30%
Non-accruing loans to total loans(1)	0.66%	0.34%	0.38%	0.33%	0.58%
Non-accruing loans to total assets	0.42%	0.25%	0.25%	0.19%	0.28%

(1)          Total loans includes loans held for investment and loans held for sale.

Non-accrual loans and other real estate owned at December 31, 2003 totaled $33.9 million, up from $27.0 million at December 31, 2002 and $16.3 million at December 31, 2001.

The interest income that would have been recorded during the year ended December 31, 2003 if all of the Company’s non-accrual loans at the end of such period had been current in accordance with their terms during such period was $2.0 million. The actual amount of interest recorded as income (on a cash basis) on such loans during 2003 amounted to $356,000.

Allowance for Loan Losses.   The following table sets forth the activity in the Bank’s allowance for loan losses during the periods indicated.

	Year Ended December 31
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Allowance at beginning of period	$22,773	$20,041	$14,638	$14,271	$16,617
Provisions (Benefit):
Continuing operations	6,968	4,130	5,464	250	(1,740)
Discontinued operations	655	4,724	3,293	402	(103)
Increase as a result of acquisition	—	—	—	847	—
Charge-offs:
Mortgage loans:
Single-family residential	1,015	4,898	1,854	120	148
Multi-family residential	—	—	—	—	—
Commercial real estate	34	—	—	134	474
Construction and land	32	—	—	6	—
Other loans	4,898	2,174	2,411	1,926	1,043
Total charge-offs	5,979	7,072	4,265	2,186	1,665
Recoveries:
Mortgage loans:
Single-family residential	97	10	131	19	456
Multi-family residential	—	—	—	—	—
Commercial real estate	—	—	—	27	34
Construction and land	—	15	—	—	—
Other loans	927	925	780	1,008	672
Total recoveries	1,024	950	911	1,054	1,162
Allowance at end of period	$25,441	$22,773	$20,041	$14,638	$14,271
Allowance for loan losses to total non-accruing loans at end of period	111.04%	138.18%	132.78%	149.73%	114.40%
Allowance for loan losses to total loans at end of period	0.68%	0.44%	0.50%	0.49%	0.65%

The Company’s allowance for loan losses was $25.4 million at December 31, 2003 or 111.0% of non-accrual loans held for investment and 0.72% of the Company’s loans held for investment, at such date. The level of the allowance for loan losses is intended to be maintained at a level sufficient to absorb all estimated, probable losses inherent in the held for investment loan portfolio. In determining the appropriate level of the allowance for loan losses and accordingly, the level of the provision for loan losses, the Company on a quarterly basis reviews the mix and volume of the portfolio and its inherent risks, the level of non-accruing loans and delinquencies, historical loss experience, local and national economic conditions including the direction of real estate values and current trends in regulatory supervision.

The following table sets forth information concerning the allocation of the Company’s allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Loans in Each Category to Gross Loans	Amount	Percent of Loans in Each Category to Gross Loans	Amount	Percent of Loans in Each Category to Gross Loans	Amount	Percent of Loans in Each Category to Gross Loans	Amount	Percent of Loans in Each Category to Gross Loans
	(Dollars in Thousands)
Residential	$12,129	78.15%	$10,476	80.24%	$8,463	75.53%	$2,686	79.60%	$5,890	82.77%
Commercial	9,213	20.77	10,027	18.42	7,599	22.70	9,237	17.93	5,579	14.67
Other loans	4,099	1.08	2,270	1.34	3,979	1.77	2,715	2.47	2,802	2.56
Total	$25,441	100.00%	$22,773	100.00%	$20,041	100.00%	$14,638	100.00%	$14,271	100.00%

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

Securities Activities

General.   As of December 31, 2003, the Company had securities including the investment in Federal Home Loan Bank of New York stock totaling $2.1 billion or 28.5% of the Company’s total assets at such date. The unrealized appreciation on the Company’s securities available for sale amounted to $8.3 million, net of income taxes, as of December 31, 2003. The securities investment policy of the Company, which has been established by the Board of Directors, is designed, among other things, to assist the Company in its asset/liability management policies. The investment policy emphasizes principal preservation, favorable returns on investments, maintaining liquidity within designated guidelines, minimizing credit risk and maintaining flexibility. The current securities investment policies permit investments in various types of assets including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of mortgage-backed and mortgage-related securities, commercial paper, certificates of deposit, equities and federal funds sold to financial institutions approved by the Board of Directors.

The Company’s securities portfolio, on a non-consolidated basis, as of December 31, 2003 was $40.1 million, consisting of equity investments, certain corporate bonds and trust preferred securities, which are not permitted investments for a federally chartered thrift.

At December 31, 2003, all of the Company’s securities were classified as available for sale. Such classification provides the Company with the flexibility to sell securities if deemed appropriate in response to, among other factors, changes in interest rates. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable income taxes.

Securities Portfolio Activity.   The following table sets forth the activity in the Company’s aggregate securities portfolio during the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(Dollars In Thousands)
Securities at beginning of period	$1,023,582	$1,528,639	$1,888,946
Purchases:
U.S. Government and agencies	1,299,750	40,785	—
Agency mortgage-backed securities	731,823	357,462	193,731
Agency CMOs	—	52,077	13,974
Private CMOs	88,426	20,180	—
Other debt securities	7,132	45,195	88,844
Marketable equity securities	36,914	36,119	40,479
Total purchases	2,164,045	551,818	337,028
Sales:
U.S. Government and agencies	1,801	—	10,000
State and municipals	—	29,813	—
Agency mortgage-backed securities	—	169,656	76,410
Other debt securities	53,281	111,483	59,496
Marketable equity securities	30,575	51,091	66,350
Total sales	85,657	362,043	212,256
Repayments and prepayments:
U.S. Government and agencies	495,068	46,775	112,730
State and municipals	504	290	115
Agency mortgage-backed securities	316,955	262,134	195,000
Agency CMOs	71,565	95,489	109,018
Private CMOs	75,548	279,184	76,058
Other debt securities	1,608	234	170
Marketable equity securities	—	8,740	1,250
Total repayments and prepayments	961,248	692,846	494,341
Accretion of discount and (amortization of premium)	(3,542)	(1,798)	499
Write-down for other than temporary impairment	(819)	(2,691)	(14,506)
Unrealized gains or (losses) on available-for-sale securities	(5,441)	2,503	23,269
Securities at end of period	$2,130,920	$1,023,582	$1,528,639

Mortgage-Backed and Mortgage-Related Securities.   The Company purchases mortgage-backed securities and mortgage-related securities in order to generate positive interest rate spreads with minimal administrative expense, lower its credit risk as a result of guarantees provided by FNMA, FHLMC and GNMA, increase the liquidity of the Company and utilize these securities as collateral for borrowing. The Company has primarily invested in mortgage-backed and mortgage- related securities issued or sponsored by private issuers, and by GNMA, FNMA and FHLMC. At December 31, 2003, the Company’s securities included $1.1 billion, or 14.5% of total assets, of mortgage-backed and mortgage-related securities. At such date, 7.7% of the mortgage-backed and mortgage-related securities were adjustable rate and 92.3% were fixed rate. The portfolio of mortgage-backed and mortgage-related securities had a weighted average yield of 4.80%, and an anticipated or estimated duration of 4.88 years as of December 31, 2003.

The portfolio of mortgage-backed and mortgage-related securities consisted of mortgage-backed securities of $980.1 million, or 13.1% of total assets, and CMOs of $102.8 million, or 1.4% of total assets, at December 31, 2003. The mortgage backed securities were issued or guaranteed by GNMA, FHLMC or

FNMA and $12.9 million of the CMOs were issued or guaranteed by FHLMC and GNMA and $89.9 million were privately issued and are all rated AAA.

U.S. Government and Agency Obligations.   At December 31, 2003, the Company’s U.S. Government agency securities portfolio, which was all rated AAA, consisted of callable securities and totaled $824.1 million with a weighted average maturity of 9.7 years and a weighted average life of 0.2 years to the call date.

Other Securities.   At December 31, 2003 the Company’s other securities totaled $69.7 million or 0.9 % of total assets. Other securities consist of $69.0 million in corporate bonds and trust preferreds, $495,000 in municipal bonds and $250,000 in foreign bonds. The corporate bonds and trust preferreds consist of $22.9 million in fixed rate bonds and $46.1 million in adjustable-rate bonds using three month LIBOR as the primary index and have average ratings of BBB or better. The weighted average maturity of the corporate bond portfolio is 24.7 years.

At December 31, 2003 there were no other securities that were considered other than temporarily impaired. During 2003 the Company sold one corporate bond with a carrying value of $4.7 million that was considered other than temporarily impaired that had been written down $4.8 million in the year 2001.

The following table sets forth certain information regarding the contractual maturities of the Bank’s U.S. Government Agency obligations and other securities (all of which were classified as available for sale) at December 31, 2003.

	At December 31, 2003
	Maturing in Under 1 Year	Weighted Average Yield	Maturing in 1-5 Years	Weighted Average Yield	Maturing in 6-10 Years	Weighted Average Yield	Maturing in Over 10 Years	Weighted Average Yield
	(Dollars in Thousands)
U.S. Government and federal agency obligations	$—	0.00%	$10,000	5.01%	$803,700	3.58%	$8,500	5.74%
Other securities	225	6.57	5,105	6.36	250	2.50	66,768	5.00
	$225		$15,105		$803,950		$75,268

Equity Securities.   At December 31, 2003 the Company’s investment in equity securities, including the investment in the Federal Home Loan Bank of New York stock was $154.2 million or 2.1% of total assets. The equity investment consisted primarily of $118.4 million in FHLB stock, $29.0 million in mutual funds, $6.6 million in preferred stock and $101,000 in common stock. The required level of investment in FHLB stock as a member is the higher of 5% of the amount of advances the Bank has outstanding with the FHLB or 1% of residential mortgage loans. There is no market for the Company’s FHLB stock, however, when the required level of ownership declines, the FHLB repurchases the stock. All equity investments are classified as available for sale.

During the fourth quarter, the FHLB of New York suspended the payment of dividends, of which the Company recorded $4.2 million in 2003. In January 2004 the FHLB of New York announced that it was reinstating the payment of a cash dividend, but at a lower annualized rate than previously paid.

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

Depending upon market conditions and funding needs, the Bank at times uses brokered CDs as an alternative source of funds. The brokered CDs are issued by nationally recognized brokerage firms approved by the Board of Directors. At December 31, 2003 and 2002 the balance in brokered CDs was $324.5 million and $124.5 million, respectively.

Deposits.   The Bank offers a variety of deposit accounts which have a range of interest rates and terms. At December 31, 2003, the Bank’s deposit accounts consisted of savings (including club accounts), NOW accounts, checking accounts, money market accounts and certificates of deposit (“CDs”) (including brokered CDs). The Bank also offers certificates of deposit accounts with balances in excess of $100,000 at preferential rates (jumbo certificates) and also Individual Retirement Accounts (“IRA”) and other qualified plan accounts. While jumbo certificate of deposit accounts are accepted by the Bank at preferential rates, other than brokered CDs, the Bank does not solicit such deposits outside of its market area as such deposits are more difficult to retain than core deposits. To enhance the deposit products it offers, build customer relationships and increase market share in certain markets, the Bank offers a money market account (that also requires the opening of a corresponding checking account).

At December 31, 2003, the Bank’s deposits totaled $3.8 billion, of which 84.9% were interest bearing deposits at such date. Core deposits (savings accounts, non-interest bearing commercial and retail demand deposits, money market accounts and NOW accounts) were $2.6 billion or 68.4% of total deposits and certificates of deposit were $1.2 billion or 31.6% of total deposits. Included in the Bank’s certificates of deposit were $324.5 million of brokered deposits at December 31, 2003. Although the Bank has a significant portion of its deposits in core deposits, management monitors the activity in these accounts and, based on historical experience and the Bank’s current pricing strategy, believes it will continue to retain a large portion of these deposits. The Bank is not limited with respect to the rates it may offer on deposit products.

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

The Bank’s market areas are Staten Island, New York, Brooklyn, New York and the following counties in New Jersey; Ocean, Monmouth, Union and Middlesex. Staten Island, which represents 60.7% of the Bank’s total deposits continues to be the Bank’s primary market area. The Bank continues to hold over 34% of the deposits in the Staten Island market which as of June 30, 2003 was the highest percentage held by any one depository institution on Staten Island.

For the year ended December 31, 2003, deposits, before interest credited, increased $328.0 million compared with an increase of $489.8 million in 2002. Inclusive of interest credited, deposits increased $383.2 million in 2003 and $562.8 million in 2002.

The following table sets forth the activity in the Bank’s deposits during the periods indicated.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Beginning balance	$3,464,134	$2,901,328	$2,345,213
Net increase	328,000	489,791	474,265
Interest credited	55,214	73,015	81,850
Net increase in deposits	383,214	562,806	556,115
Ending balance	$3,847,348	$3,464,134	$2,901,328

The following table sets forth, by various interest rate categories, the certificates of deposit with the Bank at the dates indicated.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
0.00 to 2.99%	$886,340	$659,873	$250,444
3.00 to 3.99%	145,444	197,989	268,821
4.00 to 4.99%	128,787	150,188	295,784
5.00 to 6.99%	44,565	86,525	256,381
7.00 to 8.99%	9,953	10,795	12,470
Total	$1,215,089	$1,105,370	$1,083,900

Weighted Average Rate.    The following table sets forth the amount and remaining maturities of the Bank’s certificates of deposit at December 31, 2003.

	Six Months And Less	Over Six Months Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years
	(Dollars in Thousands)
0.00 to 2.99%	$547,929	$228,686	$93,056	$7,493	$9,176
3.00 to 3.99%	44,905	43,902	14,518	3,283	38,836
4.00 to 4.99%	4,540	12,926	8,851	22,854	79,616
5.00 to 6.99%	7,016	6,277	9,824	17,788	3,660
7.00 to 8.99%	—	—	528	—	9,425
Total	$604,390	$291,791	$126,777	$51,418	$140,713

As of December 31, 2003 the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $366.2 million. The following table presents the maturity of these certificates of deposit at such date.

December 31, 2003
(Dollars in Thousands)
3 months or less	$135,135
Over 3 months through 6 months	33,124
Over 6 months through 12 months	43,487
Over 12 months	154,434
Total	$366,180

The following table sets forth the average dollar amount of deposits in the various types of deposit accounts offered by the Bank at the dates indicated.

	Year to Date Average as of December 31,
	2003		2002		2001
	Year to Date Average Balance	Weighted Average Rate	Year to Date Average Balance	Weighted Average Rate	Year to Date Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$1,134,877	0.90%	$1,000,455	1.74%	$817,890	2.18%
Certificates of deposits	1,162,306	2.62	1,116,366	3.49	1,017,634	5.22
Money market accounts	716,767	1.91	516,547	2.80	228,297	3.70
NOW accounts	146,488	0.85	128,020	1.40	101,981	1.83
Demand deposits	633,000	—	526,843	—	453,120	—
Total	$3,793,438	1.47%	$3,288,231	2.21%	$2,618,922	3.10%

Borrowed Funds.   The Company’s borrowings at December 31, 2003 were $3.0 billion or 39.4% of total assets and consisted of primarily FHLB advances secured by the Bank’s residential loan portfolio and reverse repurchase agreements entered into with the FHLB and nationally recognized securities brokerage firms. FHLB advances and repurchase agreements were $2.4 billion and repurchase agreements with securities brokerage firms were $461.9 million, respectively, at December 31, 2003.

The Mortgage Company had a $250.0 million line of credit with a domestic bank at December 31, 2003. The Bank guarantees this line of credit by agreeing to, among other things, repurchase loans that remain on the line for more than 60 days. The balance outstanding at the Mortgage Company from third parties to the Mortgage Company as of December 31, 2003 and 2002 was $121.0 million and $474.6 million respectively.

The following table sets forth information with respect to the Company’s borrowings at and during the periods indicated.

	At or For the Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands
Maximum month-end balance	$3,108,739	$2,923,828	$2,535,392
Average Balance	$2,802,395	$2,629,271	$2,399,963
Year end balance	$2,950,927	$2,756,927	$2,451,762
Weighted average interest rate:
At end of year	3.35%	4.13%	4.64%
During the year	3.91%	4.41%	5.39%

Trust Activities

The Bank also provides a full range of trust and investment services, and acts as executor or administrator of estates and as trustee for various types of trusts. Trust and investment services are offered through the Bank’s Trust Department which was acquired in 1995. Fiduciary and investment services are provided primarily to persons and entities located in the banking branch market area. Services offered include fiduciary services for trusts and estates, money management, custodial services and pension and employee benefits consulting. As of December 31, 2003, the Trust Department maintained approximately 300 trust/fiduciary accounts with an aggregate value of $362.0 million.

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

Subsidiaries

SIB Mortgage Corp., (SIBMC) is a wholly owned subsidiary of the Bank incorporated in the State of New Jersey in 1998. SIBMC had assets totaling $1.2 billion at December 31, 2003. In November 2003, the Company agreed to sell a substantial portion of the assets and operations of SIB Mortgage Corp. as part of a plan to exit the mortgage banking business.

SIB Investment Corporation (“SIBIC”) is a wholly owned subsidiary of the Bank that was incorporated in the State of New Jersey in 1998 for the purpose of managing certain investments of the Bank. The Bank transferred the common stock and a majority of the preferred stock of Staten Island Funding Corporation to SIBIC. The consolidated assets of SIBIC at December 31, 2003 were $961.9 million.

Staten Island Funding Corporation (“SIFC”) is a wholly owned subsidiary of SIBIC incorporated in the State of Maryland in 1998 for the purpose of establishing a real estate investment trust (“REIT”). The Bank transferred real estate mortgage loans totaling $648.0 million, net, to SIFC in 1998. In return, the Bank received all the shares of common stock and preferred stock in SIFC. The assets of SIFC totaled $689.4 million at December 31, 2003.

SIB Financial Services Corporation (“SIBFSC”) is a wholly owned subsidiary of the Bank incorporated in the State of New York in 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of SBLI USA Mutual Insurance Company, Inc. SIBFSC had assets of $1.4 million as of December 31, 2003.

In 2002, the Bank introduced a program to offer annuities, mutual funds, stocks, life insurance and other investment products through its branch network. The program is coordinated by a third party vendor and the sales generate fee income for the Bank.

Employees

The Bank had 698 full-time employees and 226 part-time employees at December 31, 2003. SIBMC had 1,515 full-time employees and 68 part-time employees at December 31, 2003. None of these employees are represented by a collective bargaining agreement. As of March 8, 2004, SIBMC had less than 100 employees.

REGULATION

General

The Bank is a federally chartered and insured savings bank subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings associations, and the FDIC, as the administrator of the Bank Insurance Fund (“BIF”).

The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings associations and savings and loan holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on the Company or the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. In addition, the Company is subject to the Securities and Exchange Act of 1934, as amended, and the rules and regulations of the SEC promulgated thereunder.

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

If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender (“QTL”) test, as discussed under “Regulation of Federal Savings Banks—Qualified Thrift Lender Test,” then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

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

The Bank’s tangible capital ratio was 6.30%, its core capital ratio was 6.32% and its total risk-based capital ratio was 12.34% at December 31, 2003.

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

At December 31, 2003, the Bank was in the “well-capitalized” category for purposes of the above regulations and as such is not subject to any of the above mentioned restrictions.

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

At December 31, 2003, under the expanded QTL test, approximately 89.7% of the Bank’s portfolio assets were qualified thrift investments.

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

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Bank paid $569,000 in insurance deposit premiums during 2003.

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

TAXATION

Federal Taxation

General.   The Company and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank. The Bank’s federal income tax returns have been audited or closed without audit by the IRS through 1999.

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

Bad Debt Reserves.   Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank’s taxable income. As a result of the 1996 Act, the Bank must use the specific charge-off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. There is no reserve subject to recapture as of December 31, 2003.

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

At December 31, 2003 the Bank’s total federal pre-1988 bad debt reserve was approximately $11.7 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

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

A temporary Metropolitan Transportation Business Tax Surcharge on Banking corporations doing business in the Metropolitan District has been applied since 1982. The Bank transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 2003, the surcharge rate is 17% of the state franchise tax liability calculated at 9% of New York taxable income.

A New York State net operating loss deduction is allowed for net operating losses sustained in tax years beginning on or after January 1, 2001. The net operating loss may be carried forward to the succeeding 20 taxable years. There is no carry back provision. New York City does not have a net operating loss deduction provision for a financial institution. At December 31, 2003, the Bank has a New York State net operating loss carryforward of approximately $40.0 million due to the taxable loss sustained by the discontinued operations in 2003. A $528,000 valuation allowance has been provided for a portion of the deferred tax asset set up for the operating loss carry forward related to New York State generated by the losses from the discontinued operation of the Company. The valuation allowance was established due to the fact that management believes there may not be sufficient future taxable income in New York State to utilize the total amount of the deferred tax asset for this loss carry forward.

Delaware State Taxation.   As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax, but, is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of$150,000. The Delaware tax for 2003 was $150,000. SIBMC is subject to taxes for the additional states that they operate in.

Item 2. Properties

The Executive offices of the Company and the Bank are located in a leased facility in Staten Island, New York. In addition, the Bank operates four administrative offices located on Staten Island, all of which are owned and one lending office located in Brooklyn, New York which is leased. The Bank has 35 full service branch offices and three limited service branch offices. The branch facilities, of which 22 owned and 16 are leased are located in Staten Island, New York (20) Brooklyn, New York (3) and New Jersey (15). The Bank also has three leased branch locations of which two are in Brooklyn, New York and one in New Jersey which upon completion of the merger the one in New Jersey will be opened and the two in Brooklyn, New York will be disposed. The final lease expiration date for all leased properties of the Bank is 2017.

In addition, the Bank maintains 62 automated teller machines (“ATMs”) all of which are in Bank facilities.

SIBIC conducts its business from its executive office located in Middletown, New Jersey which is leased with an expiration date in 2004.

SIBMC conducts its business from it two leased executive and administrative offices in Branchburg, New Jersey and 89 retail loan origination offices in 42 states, all of which are leased with the final lease expiration date in 2007. As a result of the sale of a substantial portion of the operations and assets of the Mortgage Company all of the executive, administrative and retail offices will either be sold or closed in the first four months of 2004.

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

PART II

Item 5. Market for Registrant’s Common Equity

The Company’s Common Stock is currently listed on the New York Stock Exchange (NYSE) under the symbol “SIB.” As of March 4, 2004, 60,744,832 shares of common stock were issued and outstanding, and held by approximately 8,998 holders of record.

Information relating to dividends and the high, low and quarter-end closing sales prices of the Common Stock appears on page 89 of the Company’s Financial Statements, which begin on page 51 and which is incorporated herein by reference.

Item 6. Selected Financial Data

The following selected historical financial data is derived in part from the audited financial statements of Staten Island Bancorp, Inc. (the “Company”). The selected historical financial data set forth below should be read in conjunction with the historical financial statements of the Company, including the related notes, included elsewhere herein. All per share amounts have been adjusted for the two-for-one stock split in the year 2001.

	At December 31,
	2003	2002	2001	2000	1999
	(000’s omitted, except share data)
Selected Financial Condition Data:
Total assets	$7,486,156	$6,935,095	$6,005,053	$5,240,864	$4,489,314
Securities available for sale	2,012,520	911,342	1,425,739	1,808,396	1,903,804
Loans, net	3,525,918	3,422,492	2,806,619	2,847,660	2,150,039
Loans held for sale	1,200,031	1,729,890	1,185,593	116,163	46,588
Intangible assets(1)	54,638	57,881	58,871	62,447	15,432
Deposits	3,847,348	3,464,134	2,901,328	2,345,213	1,820,233
Borrowings	2,950,927	2,756,927	2,451,762	2,241,011	2,049,411
Stockholders’ equity	604,965	614,268	563,803	585,532	571,377
Tangible book value per share	9.13	9.23	8.08	7.49	7.19
Common shares outstanding	60,290,796	60,269,397	62,487,286	69,841,974	77,387,246
Selected Operating Data—Continuing Operations:
Net interest income	$163,997	$175,231	$150,742	$138,366	$138,889
Provision (benefit) for loan losses	6,968	4,130	5,465	250	(1,966)
Other income	32,691	26,361	4,781	17,835	9,124
Other expenses	89,812	86,472	101,645	66,121	57,392
Income tax expense	42,791	44,904	15,085	33,992	36,834
Net income	57,117	66,086	33,328	55,837	55,754
Earnings per share fully diluted	1.01	1.13	0.55	0.83	0.74
Cash dividends paid per share	0.54	0.46	0.32	0.26	0.21
Selected Operating Ratios—Continuing Operations:
Performance Ratios:(2)
Return on average assets	0.85%	1.05%	0.59%	1.13%	1.35%
Return on average equity	10.56%	12.27%	5.91%	10.02%	8.95%
Dividend pay-out ratio	51.79%	39.11%	58.26%	33.60%	30.44%
Average interest-earning assets to average
Interest-bearing liabilities	114.97%	113.32%	115.61%	118.13%	125.83%
Interest rate spread(3)	2.25%	2.58%	2.24%	2.16%	2.60%
Net interest margin(3)	2.62%	2.99%	2.86%	2.94%	3.51%
Non-interest expenses, exclusive of amortization of intangible assets, to average assets	1.32%	1.37%	1.71%	1.23%	1.34%
Asset Quality Ratios:
Non-accruing assets to total assets at end of period(4)	0.45%	0.39%	0.27%	0.20%	0.30%
Allowance for loan losses to non-accruing loans at end of period	111.04%	138.18%	132.78%	149.73%	114.40%
Allowance for loan losses to total loans at end of period(5)	0.68%	0.44%	0.50%	0.49%	0.65%
Capital Ratios:
Average equity to average assets	8.01%	8.55%	10.01%	11.28%	15.11%
Tangible equity to assets at end of period	7.30%	7.93%	8.28%	10.09%	13.01%
Total capital to risk-weighted assets	14.20%	14.68%	14.41%	18.77%	25.58%

(1)    Consists of excess of cost over fair value of net assets acquired (“goodwill”), core deposit intangibles and loan servicing assets which amounted to $50.2 million, $1.4 million and $3.0 million, respectively, at December 31, 2003.

(2)    With the exception of end of period ratios, all ratios are based on average daily balances during the respective periods.

(3)    Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities; net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)    Non-accruing assets consist of non-accrual loans and real estate acquired through foreclosure or by deed-in-lieu thereof.

(5)    Calculated on the basis of total loans including loans held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in understanding the financial condition and results of operations of Staten Island Bancorp, Inc. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Financial Statements and the other sections contained in this Annual Report on Form 10K.

As previously announced, the Company and Independence Community Bank Corp. (“Independence”) entered into an Agreement and Plan of Merger, dated as of November 24, 2003, pursuant to which the Company will merge with and into Independence (“the Merger”). In connection with the Merger, the Company has agreed to sell a substantial portion of the assets and operations of the Bank’s mortgage banking subsidiary (“SIB Mortgage”), as part of a plan to exit the mortgage banking business. These sales are anticipated to be finalized during the first quarter of 2004. As a result of these plans, under generally accepted accounting principles, the Company must report the Bank’s results as “continuing operations” and the results of the mortgage banking business of SIB Mortgage as “discontinued operations.” The merger has been approved by both the Company and Independence shareholders at special meetings held on March 8, 2004 and is subject to regulatory approval. The merger is expected to be completed in the second quarter of 2004.

The Company is a unitary savings and loan holding company. The Company’s financial condition and results of continuing operations are dependant primarily on the operations by its wholly owned Federally chartered savings bank subsidiary, SI Bank & Trust. The Company’s results of continuing operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company’s results of operations also are affected by the provision or benefit for loan losses, the level of its non-interest income, and expenses and income tax expense.

Critical Accounting Policies

Accounting for Possible Loan Losses.   The Company calculates its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). This accounting standard is used to determine the allowance associated with large groups of smaller balance homogeneous loans that are collectively evaluated for probable estimated losses. The allowance for loan losses represents management’s estimate of probable but unconfirmed losses in the loan portfolio as of the date of the financial statements.

SFAS 114, “Accounting by Creditors for Impairment of a Loan,” provides guidelines for determining and measuring impairment in loans. For each loan that we determine to be impaired, impairment is measured as the amount by which the carrying balance of the loan, including all accrued interest and negative escrow balances exceeds the estimate of fair value. A specific reserve is established on all impaired loans within the allowance for loan losses. Generally, we consider non-accrual loans to be impaired loans.

In determining the adequacy of the allowance for loan losses for the Company’s loan portfolio, management completes a general valuation allowance (“GVA”) analysis prior to the end of each quarterly reporting period. The GVA analysis stratifies the Company’s commercial and consumer loan portfolios. Each category is further segregated into various risk rating categories. Percentages, which consider chargeoffs over the past twenty four months, are applied to the resulting risk rated categories.

All other loans that do not have specific reserves assigned also have reserves assigned based on historical loss percentages and the resulting risk rated categories within each loan portfolio. Management combines the results of the GVA analysis with judgments concerning macro-economic conditions and portfolio concentrations to determine the appropriate level of the allowance for loan losses.

Due to inherent limitations in using modeling techniques and GVA percentages, the Company also maintains an unallocated reserve. This reserve addresses short-term changes in the Company’s loan products and portfolio growth, in addition to changes in the macro-economic environment and other factors affecting the portfolio as a whole. At the end of each quarter, management determines the adequacy of the unallocated reserve to address these risks. The allowance for loan losses is reviewed and approved by the Company’s Board of Directors on a quarterly basis.

Investment Securities.   The Company has investments in both private issuers and government sponsored agencies. The Company’s investments are primarily mortgage-backed securities and debt issues. The Company’s investments are carried at fair value based on quoted market prices with changes in fair value recorded through the “other comprehensive income” component of stockholders’ equity.

Declines in the fair value of securities available for sale are reviewed to determine if they are other than temporary in nature. Declines in value that are judged other than temporary in nature are recognized in the consolidated statements of income. The Company’s policy is to treat a decline in the investment’s quoted market price exceeding 20% that has lasted for more than six months as an other than temporary decline in value and reflect the decline in value in current earnings.

Derivative Financial Instruments.   On January 1, 2001, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which defines forward sale commitments as derivative financial instruments. In accordance with SFAS 133, derivative financial instruments are recognized in the statement of financial condition at fair value while changes in the fair value are recognized in the consolidated statement of income.

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

Accounting for Discontinued Operations.   Pursuant to its decision in 2003 to exit the mortgage banking business, which is anticipated to be substantially completed during the first quarter of 2004, the Company’s Consolidated Statements of Income present the results of continuing operations and the discontinued business separately. This presentation is in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

SFAS 144 states that in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including and gain or loss recognized for the writedown of long-lived assets to fair value less cost to sell, in discontinued operations. For purposes of this statement the mortgage banking business qualifies as a component of the business since it is a separate major line of business with clearly separate operations and activities and a distinct customer base, and its activities can be clearly distinguished and measured for financial reporting purposes.

See Item 1 Business—Discontinued Operations for more discussion regarding the sale of a substantial portion of the Mortgage Company’s operations and assets.

Changes in Financial Condition

General.   The Company had total assets of $7.5 billion at December 31, 2003 and $6.9 billion at December 31, 2002. The asset growth of $551.1 million or 7.9% primarily reflects a $1.1 billion increase in securities available for sale, which increased from $911.0 million at December 31, 2002 to $2.0 billion at

December 31, 2003 and a $103.4 million or 3.0% increase in loans, net. Funding for these asset increases came from the $529.9 million or 30.6% reduction in loans held for sale, which decreased from $1.7 billion at December 31, 2002 to $1.2 billion at December 31, 2003, as well as the $383.2 million or 11.1% increase in deposits and a $194.0 million or 7.0% increase in borrowed funds. The shift between the Company’s loans held for sale and securities available for sale primarily reflects the initial impact in the fourth quarter of 2003 of the Company’s determination to exit the mortgage banking business. As the Company’s loans held for sale begin to be reduced, the Company intends to reinvest these funds primarily in additional securities.

Cash and Cash Equivalents.   Cash and cash equivalents, which consists of cash and due from banks, money market accounts and other interest-bearing deposits amounted to an aggregate of $100.7 million at December 31, 2003 compared to $137.1 million at December 31, 2002.

Loans, net.   The Company’s net loan portfolio increased by $103.4 million during the year ended December 31, 2003. During 2003 and 2002, the Bank continued its business development efforts designed to increase residential loan originations by working closely with local mortgage brokers, expanding its product mix and providing excellent customer service. The Bank had originations of $332.8 million in commercial real estate, multi-family residential and construction loans in 2003 as it continued its efforts to increase the level of its commercial lending in the State of New Jersey as well as the Bank’s market area in Staten Island and Brooklyn. The Bank had loan sales of $222.0 million during 2003 which consisted primarily of new loan originations with longer terms and fixed rates of interest. During 2003, the Bank also retained for its own portfolio $539.3 million in relatively higher yielding adjustable-rate mortgage loans originated by the Mortgage Company.

Loans held for sale.   Loan demand continued to be primarily for one to four-family residential loans. The record growth in loan originations was driven by the continuing low interest rate environment resulting in a record number of refinance transactions. Loans held for sale decreased by $529.9 million during 2003 as loans sales of $16.1 billion exceeded loan originations of $14.9 billion at the Mortgage Company.

Securities.   The Company’s securities, including the Bank’s investment in Federal Home Loan Bank (“FHLB”) of New York stock, amounted to an aggregate of $2.1 billion or 28.5% of assets at December 31, 2003 compared to $1.0 billion or 14.8% of assets at December 31, 2002. The increase of $1.1 billion or 108.2% during 2003 was due to purchases of $2.2 billion partially offset by amortization, prepayments and maturities of $961.2 million and securities sales of $85.7 million. Purchases consisted primarily of $1.3 billion in U.S. Agency securities and $731.8 million in Agency mortgage-backed securities. The net increase in the securities portfolio was primarily due to the Company’s investment of available funds generated from the reduction in the loans held for sale portfolio. Other than its investment in FHLB stock, all of the Company’s securities were classified as available for sale at both December 31, 2003 and 2002.

Deposits.   Deposits increased $383.2 million or 11.1% to $3.8 billion at December 31, 2003 compared to $3.5 billion at December 31, 2002. The increase was due to an increase of $125.5 million in money market accounts, an increase of $81.3 million in savings accounts, an increase of $42.3 million in demand deposits, an increase of $109.7 million in certificates of deposit and an increase of $24.4 million in NOW accounts. The increase in deposits during 2003 was partially due to growth in our markets of New Jersey and Brooklyn, New York. The growth of deposits also was driven by the promotion of a money market account linked to a non-interest checking account and full year impact in 2003 of the opening of four de-novo branches in the state of New Jersey during 2002 and the opening of one branch in Brooklyn, New York in 2003. These new branches had aggregate deposit balances of $135.6 million at December 31, 2003 compared to $79.2 million at December 31, 2002.

Core deposits, which consist of savings, money market, NOW and demand deposits increased $273.5 million or 11.6%. These deposits totaled $2.6 billion or 68.4% of total deposits at December 31, 2003 compared to $2.4 billion or 68.1% of total deposits at December 31, 2002. The Company continued to expand its business development efforts in 2003 in order to continue to attract commercial business relationships.

Borrowed Funds.   The Company’s borrowings at December 31, 2003 were $3.0 billion or 39.4% of assets compared to $2.8 billion or 39.8% of assets at December 31, 2002, which represents an increase of $194.0 million or 7.0%. The Company utilized borrowings in 2003 primarily to fund the growth of loans held for sale by the Mortgage Company. Since the announcement of the Company exiting the mortgage banking business, as loans held for sale declined, borrowed funds were reinvested into the investment securities portfolio. The Company’s borrowings consist of repurchase agreements with the FHLB and nationally recognized brokerage firms, advances from the FHLB which are secured by the one to four family residential loans and an overnight line of credit with a domestic bank.

Stockholders’ Equity.   Stockholders’ equity amounted to $605.0 million at December 31, 2003 compared to $614.3 million at December 31, 2002, or 8.1% and 8.9% of total assets at such respective dates. The decrease of $9.3 million in stockholders’ equity during 2003 was due to the purchase of 2.1 million shares of treasury stock at an aggregate cost of $35.6 million or $17.24 per share, aggregate cash dividend payments of $29.6 million and the decrease in the unrealized appreciation of securities available for sale, net of tax of $3.3 million. These decreases were partially offset by net income of $12.8 million, an allocation of ESOP and Recognition and Retention Plan (“RRP”) shares resulting in an increase of $17.0 million and the exercise of 2.1 million stock options resulting in an increase of $29.4 million.

Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002—Continuing Operations

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements beginning on page 51 of this report.

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

	Year Ended December 31,
	2003			2002			2001
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(000’s omitted)
Interest-earning assets:
Loans receivable(1):
Real estate loans	$3,282,085	$200,301	6.10%	$2,831,677	$201,923	7.13%	$2,556,228	$185,679	7.26%
Loans to SIBMC	1,534,413	60,621	3.95%	1,371,587	62,391	4.55%	830,849	50,350	6.06%
Other loans	103,121	7,574	7.34%	106,781	8,700	8.15%	115,867	10,537	9.09%
Total loans	4,919,619	268,496	5.46%	4,310,045	273,014	6.33%	3,502,944	246,566	7.04%
Securities(2)	1,157,890	48,179	4.16%	1,450,722	84,059	5.79%	1,722,506	112,466	6.53%
Other interest-earning assets(3)	190,678	1,841	0.97%	96,362	1,438	1.49%	43,065	1,105	2.57%
Total interest-earning assets	6,268,187	318,516	5.08%	5,857,129	358,511	6.12%	5,268,515	360,137	6.84%
Noninterest-earning assets	486,321			440,980			364,766
Total assets	$6,754,508			$6,298,109			$5,633,281
Interest-bearing liabilities:
Deposits:
NOW and money market deposits	$863,255	14,938	1.73%	$644,567	16,280	2.53%	$330,278	10,309	3.12%
Savings and escrow accounts	1,116,034	10,255	0.92%	988,429	17,437	1.76%	811,929	17,810	2.19%
Certificates of deposit	1,162,306	30,424	2.62%	1,116,366	39,008	3.49%	1,017,634	53,071	5.22%
Total deposits	3,141,595	55,617	1.77%	2,749,362	72,725	2.65%	2,159,841	81,190	3.76%
Total borrowings	2,310,555	98,902	4.28%	2,419,419	110,555	4.57%	2,397,201	128,205	5.35%
Total interest-bearing liabilities	5,452,150	154,519	2.83%	5,168,781	183,280	3.55%	4,557,042	209,395	4.59%
Noninterest-bearing liabilities(4)	761,654			590,923			512,076
Total liabilities	6,213,804			5,759,704			5,069,118
Stockholders’ equity	540,704			538,405			564,163
Total liabilities and stockholders’ equity	$6,754,508			$6,298,109			$5,633,281
Net interest-earning assets	$816,037			$688,348			$711,473
Net interest income/interest rate spread		$163,997	2.25%		$175,231	2.58%		$150,742	2.24%
Net interest margin			2.62%			2.99%			2.86%
Ratio of average interest-earning assets to average interest-bearing liabilities			114.97%			113.32%			115.61%

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

Rate/Volume Analysis.   The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionately between volume and rate based on the absolute dollar amounts of the change in each.

	2003 compared to 2002			2002 compared to 2001
	Change due to			Change due to
	Rate	Volume	Total	Rate	Volume	Total
	000’s omitted
Interest-Earning Assets:
Loans Receivable:
Real estate loans	$(31,311)	$29,689	$(1,622)	$(3,450)	$19,694	$16,244
Loans to SIBM	(8,715)	6,945	(1,770)	(14,820)	26,861	12,041
Other loans	(835)	(291)	(1,126)	(1,049)	(788)	(1,837)
Total loans	(40,861)	36,343	(4,518)	(19,319)	45,767	26,448
Securities	(20,908)	(14,972)	(35,880)	(11,828)	(16,579)	(28,407)
Other interest-earning assets	(639)	1,042	403	(606)	939	333
Total interest-earning assets	(62,408)	22,413	(39,995)	(31,753)	30,127	(1,626)
Interest-Bearing Liabilities:
Deposits:
NOW and money market accounts	(5,964)	4,622	(1,342)	(2,280)	8,251	5,971
Savings and escrow accounts	(9,204)	2,022	(7,182)	(3,846)	3,473	(373)
Certificates of deposit	(10,132)	1,548	(8,584)	(18,826)	4,763	(14,063)
Total	(25,300)	8,192	(17,108)	(24,952)	16,487	(8,465)
Borrowings	(6,809)	(4,844)	(11,653)	(18,828)	1,178	(17,650)
Total interest-bearing liabilities	(32,109)	3,348	(28,761)	(43,780)	17,665	(26,115)
Net Change in Net Interest Income	$(30,299)	$19,065	$(11,234)	$12,027	$12,462	$24,489

General.   The Company reported income from continuing operations of $57.1 million or $1.01 on a diluted share basis for the year ended December 31, 2003 compared to income from continuing operations of $66.1 million or $1.13 on a diluted share basis for the year ended December 31, 2002. The $9.0 million decrease in income was the result of an $11.2 million decrease in net interest income, a $2.8 million increase in the provision for loan losses and a $3.3 million increase in other expenses, which were partially offset by a $6.3 million increase in total other income and a decrease of $2.1 million in income tax expense.

The return on average equity and average assets from continuing operations for the year ended December 31, 2003 was 10.56% and 0.85%, respectively, compared to 12.27% and 1.05%, respectively for the year ended December 31, 2002.

Net Interest Income.   Net interest income decreased by $11.2 million, or 6.4%, to $164.0 million for 2003 from $175.2 million for 2002. The decrease versus a year ago reflects a reduction caused by the declining rate environment, which was only partially offset by increases in both the average balances of interest-earning assets and interest-bearing liabilities. The net interest rate spread and margin decreased to 2.25% and 2.62%, respectively, for the year ended December 31, 2003 from 2.58% and 2.99% for the year ended December 31, 2002.

Interest Income.   Average interest-earning assets increased by $411.1 million, or 7.0% to $6.3 billion in 2003 from $5.9 billion in 2002. The increase primarily reflected an increase in the Bank’s average warehouse line of credit to SIBM of $162.8 million or 11.9%, which was used to fund increased loan origination volume and an increase of $450.4 million or 15.9% in the average balance of real estate loans. The average balance of securities decreased $292.8 million to $1.2 billion.

A continued decline in the level of market interest rates resulted in a decline in the average yield on interest-earning assets of 104 basis points in 2003 compared to 2002. Interest income on total loans decreased by a combined $4.5 million, or 1.7%, to $268.5 million for 2003 from $273.0 million for 2002. This decrease reflects an 87 basis point decline in the average yield on loans from 6.33% in 2002 to 5.46% in 2003, which was partially offset by the increase in the average balances. Interest income on securities decreased by $35.9 million to $48.2 million for 2003 from $84.1million in 2002 due to a lower average balance of investment securities in 2003 coupled with a 163 basis point reduction in the average yield primarily due to the continued declining interest rate environment during the year.

Interest Expense.   Total interest expense was $154.5 million for the year ended December 31, 2003 compared to $183.3 million for the year ended December 31, 2002, a decrease of $28.8 million or 15.7%. The reasons for the decrease were a $17.1 million decrease in the average cost of interest-bearing deposits and an $11.7 million decrease in the average cost of borrowings.

The decrease in the average cost of interest-bearing deposits was reflected in all segments of the deposit base. The average cost of interest-bearing deposits decreased to 1.77% for the year ended December 31, 2003 or 88 basis points from 2.65% for the year ended December 31, 2002. The decrease in the average cost of interest-bearing deposits reflects the overall decline in market interest rates in 2003. The decrease in the average cost of interest-bearing deposits was partially offset by an increase of $392.2 million in the average balance of interest bearing deposits to $3.1 billion in 2003. The increase in the average balance reflects the Bank’s leading position in its primary market of Staten Island as well as its recent expansion efforts in New Jersey and Brooklyn, New York.

The decrease in the interest expense on borrowings was due to a decrease of 29 basis points in the average cost to 4.28% for the year ended December 31, 2003 compared to 4.57% for the year ended December 31, 2002. This was primarily the result of the rollover of borrowings to lower rates due to the general decline in the interest rate environment during 2003. In addition, the average balance of borrowings decreased by $108.9 million to $2.3 billion during 2003.

Provision for Loan Losses.   The provision for loan losses in 2003 was $7.0 million compared to $4.1 million in 2002. Net charge-offs were $4.6 million and $1.2 million for 2003 and 2002, respectively. The $3.4 million increase in net charge-offs was primarily the result of the $2.6 million charge-off in 2003 related to the Bank’s mobile home portfolio.

Non-accruing assets at December 31, 2003, totaled $33.9 million and consisted of $31.3 million of non-accruing loans and $2.6 million of ORE. At December 31, 2002, non-accruing assets totaled $27.0 million and consisted of $17.3 million of non-accruing loans and $9.7 million of ORE.

The allowance for loan losses was $25.4 million at December 31, 2003, or 111.0% of non-accrual held for investment loans at such date, compared to $22.8 million at December 31, 2002, or 138.2% of non-accrual held for investment loans at such date. While the level of non-accruing held for investment loans increased during the year, management believes that the Company’s credit quality remains strong.

Other Income.   Other income was $32.7 million for the year ended December 31, 2003, an increase of $6.3 million from $26.4 million the year ago period. This increase was primarily due to an increase of $13.3 million in service and fee income and a $1.0 increase in gains on securities transactions. These increases were partially offset by a $4.9 million in net losses on loan sales and a $2.9 million decrease in other income in 2003 compared to 2002.

The increase in service and fee income in 2003 compared to 2002 was primarily due to $11.9 million in fees earned by the Bank as a result of its guarantee of certain third party lines of credit for the Mortgage

Company and a $1.4 million increase in banking related service fees as a result of the overall increase in the Bank’s deposit base. The increase in net losses on loan sales reflect market changes and delayed deliveries into the secondary market. The reduction in other income was primarily due to the receipt of a one time liquidating dividend from the Company’s former data processing provider in 2002.

Other Expense.   Total other expense was $89.8 million for 2003, an increase of $3.3 million from $86.5 million in 2002. Increases in professional fees of $5.0 million, occupancy and equipment expenses of $1.9 million, as well as, data processing fees and other expenses of approximately $1.0 million each were partially offset by a $5.3 million reduction in personnel expense. The increase in professional fees was primarily due to higher legal, audit and consulting fees, including merger related expenses of approximately $1.7 million. The reduction in personnel expense reflects a $6.2 million reduction in stock option expense due to the discontinuance in September 2002 of variable plan accounting on the Company’s stock option plan, an increase in the deferral of staff expense relating to loan originations, as well as reductions in bonus and incentive payments. These personnel expense reductions were partially offset by increases in staff expense relating to branch expansion and other operational staffing needs plus normal pay increases. The increase in data processing and other expenses are primarily due to the Bank’s recent branch expansion.

Income Tax Expense.   Total income tax expense decreased $2.1 million, or 4.7%, to $42.8 million in 2003 from $44.9 million in 2002. The decrease in the current year, compared to 2002, was due to lower pre-tax income partly offset by a an increase in the effective tax rate from 40.5% in 2002 to 42.8 % in 2003. The increase in the 2003 effective tax rate as compared to 2002 was primarily related to the loss of state and local tax benefits associated with a 2003 New York State and New York City net operating loss.

Comparison of Results of Operation for the Years Ended December 31, 2003 and 2002—Discontinued Operations

The net loss from discontinued operations for the year ended December 31, 2003 was $44.3 million, or $0.78 per diluted share, compared with net income of $29.6 million, or $0.51 per diluted share a year ago. Increases in net interest income of $13.7 million, other income of $92.0 million and a $52.9 million reduction in the provision income taxes were more than offset by increases in other expenses of $236.6 million.

Net interest income increased $13.7 million from $33.3 million in 2002 to $47.0 million in 2003 due to the record volume of loan originations and the resulting increased balances in loans held for sale during the year 2003 compared to 2002. The increase in other income reflects a $146.1 million increase in the gains on loan sales, which reached $351.8 million in 2003 as compared to $205.7 million in 2002, as well as a $23.0 million increase in loan fees, which were partially offset by the $77.0 million reduction in gains on derivative transactions, which reflects a $64.4 million of losses in 2003 compared to $12.6 million of gains in 2002. The increase in other expenses reflects both the costs associated with the record volume of originations and sales in 2003 and the increases in costs and fees associated with arrangements to transfer a substantial portion of the operations of the Mortgage Company.

The Company sold a substantial portion of the operations of the Mortgage Company during March, 2004. See Item 1 Business—Discontinuted Operations for more discussion regarding the sale of a substantial portion of the Mortgage Company’s operations and its assets.

Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001—Continuing Operations

General.   The Company reported income from continuing operations of $66.1 million or $1.13 per diluted share for the year ended December 31, 2002 compared to income from continuing operations of $33.3 million or $0.55 per diluted share for the year ended December 31, 2001. The $32.8 million increase in income in 2002 compared to 2001 was due to a $24.5 million increase in net interest income, a $1.3 million decrease in the provision for loan losses, a $21.6 million increase in total other income and a decrease of $15.2 million in total other expenses. These were partially offset by an increase of $29.8 million in the provision for income taxes. The return on average equity and average assets from continuing operations for the year ended December 31, 2002 was 12.27% and 1.05%, respectively, compared to 5.91% and 0.59%, respectively, for the year ended December 31, 2001.

Net Interest Income.   Net interest income increased by $24.5 million, or 16.3%, to $175.2 million for 2002 from $150.7 million for 2001. The increase primarily reflects a $26.1 million reduction in interest expense caused by the declining rate environment which was partially offset by the $1.6 million reduction in interest income. A significant increase in the volume of interest-earning assets and interest-bearing liabilities also contributed to the increase in net interest income.

Interest Income.   Average interest-earning assets increased by $588.6 million, or 11.2% to $5.9 billion in 2002 from $5.3 billion in 2001. The increase primarily reflected an increase in the Bank’s average warehouse line of credit to SIBM of $540.7 million or 65.1%, which was used to fund increased loan origination volume and an increase of $275.5 million or 10.8% in the average balance of real estate loans. The average balance of securities decreased $271.8 million to $1.5 billion.

A continued decline in the level of market interest rates resulted in a decline in the yield on average earning assets of 72 basis points in 2002 compared to 2001. Interest income on loans increased by $26.4 million, or 10.7%, to $273.0 million for 2002 from $246.6 million for 2001. The increase reflects a 71 basis decrease in the yield on loans, which was more than offset by the increased average balances previously noted. Interest income on securities decreased by $28.4 million to $84.1 million for 2002 from $112.5 million in 2001 due to a lower average balance of investment securities in 2002 coupled with a 74 basis point reduction in the average yield primarily due to the continued declining interest rate environment during the year.

Interest Expense.   Total interest expense was $183.3 million for the year ended December 31, 2002 compared to $209.4 million for the year ended December 31, 2001, a decrease of $26.1 million or 12.5%. The reasons for the decrease were an $8.5 million decrease in the average cost of interest-bearing deposits and a $17.7 million decrease in the average cost of borrowings.

The decrease in the average cost of interest-bearing deposits was reflected in all segments of the deposit base. The average cost of interest-bearing deposits decreased to 2.65% for the year ended December 31, 2002 or 111 basis points from 3.76% for the year ended December 31, 2001. The decrease in the average cost of interest-bearing deposits reflects the overall decline in market interest rates in 2002. The decrease in the average cost of interest-bearing deposits was offset by an increase of $589.5 million in the average balance of interest bearing deposits to $2.7 billion in 2002. The increase in the average balance reflects the Bank’s leading position in its primary market of Staten Island as well as its expansion efforts in New Jersey and Brooklyn, New York.

The decrease in the interest expense on certificates of deposit (“CD”) was due to a decrease of 173 basis point in average cost of CDs to 3.49% for the year ended December 31, 2002 compared to 5.22% for the year ended December 31, 2001. This was primarily the result of the rollover of CDs to lower rates due to the general decline in the interest rate environment during 2002. The average balance of CDs increased $98.7 million or 9.7% to $1.1 billion, which partially offset the decrease in the average cost.

The decrease in the interest expense on borrowings was due to a decrease of 78 basis points in the average cost to 4.57% for the year ended December 31, 2002 compared to 5.35% for the year ended December 31, 2001. This was primarily the result of the rollover of borrowings to lower rates due to the general decline in the interest rate environment during 2002. The average balance of borrowings increased $22.2 million to $2.4 billion during 2002, which partially offset the decrease in the average cost.

Provision for Loan Losses.   The provision for loan losses in 2002 was $4.1 million compared to $5.5 million in 2001.

Non-accruing assets at December 31, 2002, totaled $27.0 million and consisted of $17.3 million of non-accruing loans and $9.7 million of ORE. At December 31, 2001, non-accruing assets totaled $16.3 million and consisted of $15.1 million of non-accruing loans and $1.2 million of ORE.

The allowance for loan losses was $22.8 million at December 31, 2002, or 138.2% of non-accrual loans at such date, compared to $20.0 million at December 31, 2001, or 132.8% of non-accrual loans at such date.

Other Income.   Total other income was $26.4 million for the year ended December 31, 2002, an increase of $21.6 million from $4.8 million in 2001. This increase was primarily due a $2.6 million increase in service and fee income, a $1.4 million increase in net gains on loan sales, a $14.2 million decrease in losses on security transactions and a $3.3 million increase in other income. The increase in service and fee income was primarily due to an increase in deposit transactions fees reflecting the increase in the overall deposit base and the introduction of new products. The decrease in losses on security transactions was primarily due to the Company recording an impairment charge of $14.5 million in 2001 on four corporate bonds, three of which were collaterized bond obligations. The increase in other income was due to the receipt in 2002 of a one time liquidating dividend from the Company’s former data processing provider.

Other Expense.   Total other expenses were $86.5 million for 2002, a decrease of $15.1 million or 14.9% from $101.6 million in 2001. This decrease was primarily caused by a $14.7 million decrease in personnel expense and a $4.6 million decrease in the amortization of intangible assets, which were partially offset by increases in occupancy and equipment of $733,000, data processing of $725,000, marketing of $922,000, professional fees of $586,000 and other expenses $1.2 million. In the third quarter of 2002, the Company determined that the settlement of certain stock option exercises triggered the recognition of compensation expense for certain stock options under the Stock Option Plan This resulted in compensation expense which is included in personnel costs of $6.2 million and $27.2 million, respectively for the years ended December 31, 2002 and 2001. In the third quarter of 2002 the Company discontinued the settlement procedure which required the recognition of compensation expense for the Stock Option Plan. Partially offsetting the $21.0 million decrease in stock option expense were a $3.0 million increase in the non-cash expense for the Employees Stock Ownership Plan (“ESOP”) due to the increase in the market value of the Company’s stock during 2002 and a $1.8 million increase in salaries due to normal merit increases and expansion of the Bank’s branch network. Amortization of intangible assets decreased as goodwill was tested and was not considered to be impaired and therefore, was not amortized in 2002 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The increase in occupancy and equipment, marketing, other expenses and to a lesser extent data processing were the result of the expansion of the Bank’s branch network.

Income Tax Expense.   Total income tax expense increased $29.8 million to $44.9 million in 2002 from $15.1 million in 2001. The increase in the provision for income taxes was due to a $62.6 million increase in income before taxes and an increase in the effective tax rate from 31.2% for 2001 to 40.5% for 2002. The increase in the effective tax rate was primarily due to the increase in pre-tax income and the amount and mix of the items creating the difference between book and taxable income.

Comparison of Results of Operation for the Years Ended December 31, 2002 and 2001—Discontinued Operations

Net income from discontinued operations for the year ended December 31, 2002 was $29.6 million, or $0.51 per diluted share compared to net income from discontinued operations of $12.4 million, or $0.20 per diluted share for the year ended December 31, 2001. The increase in net income primarily reflects increases in net interest income of $21.6 million and other income of $138.3 million, which were partially offset by a $128.4 million increase in other expenses and a $13.0 million increase in the provision for income taxes.

Net interest income increased $21.6 million from $11.7 million in 2001 to $33.3 million in 2002 due to the increased volume of loan originations and the resulting increased balances in loans held for sale during the year 2002 compared to 2001. The increase in other income reflects a $114.2 million increase in the gains on loan sales, which reached $205.7 million in 2002 as compared to $91.5 million in 2001, as well as, an $11.6 million and a $12.5 million increase in gains on derivative transactions and loan fees, respectively. The $128.4 million increase in other expenses reflects the increased costs associated with the increased volume of loan originations and sales in 2002 as compared to 2001.

Liquidity

The Company’s liquidity, represented by the Company’s ability to generate cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, loan sales, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the repayment of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At December 31, 2003, the Company’s total approved loan commitments outstanding amounted to $1.1 billion while the forward commitments to sell loans to third party investors amounted to $1.0 billion. At the same date, the undisbursed portion of construction loans and other mortgage loans totaled $54.9 million and unused credit lines equaled $110.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2003 totaled $896.2 million. Amortization from investments and loans is projected at $1.7 billion over the next 12 months. Based on historical experience, the Bank’s current pricing strategy and the Bank’s strong core deposit base, management believes that a significant portion of maturing deposits will remain with the Bank. The Company anticipates that it will continue to have sufficient funds to meet its current commitments. In the event the funds required exceed the funds generated by the Bank and the Mortgage Company, additional sources of funds such as repurchase agreements, FHLB advances, overnight lines of credit and brokered certificates of deposit are available to the Company.

Contractual Obligations

		One Year	Over one Year	Over 3 Years	Over
	Total	or less	to 3 Years	to Five Years	Five Years
	(000’S Omitted)
Federal Home Loan Bank Debt(1)	$2,183,000	$1,200,000	$535,000	$303,000	$330,000
SIBMC outside line	120,990	120,990	—	—	—
Repurchase agreements(2)	461,937	356,020	105,890	—	26,942
Operating leases	40,586	8,635	12,575	—	11,806
Total obligations	$2,806,513	$1,685,645	$653,465	$303,000	$368,748

(1)          Includes advances and repurchase agreements.

(2)          Includes a mortgage over five years.

Off-Balance-Sheet Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Contingent Liabilities and Commitments

The Company’s contingent liabilities and commitments as of December 31, 2003 are as follows:

		One Year			More Than
	Total	or Less	1-3 Years	3-5 Years	5 Years
	(000’s omitted)
Lines of credit	$110,483	$103,904	$4,645	$—	$1,934
Standby letters of credit	6,403	6,403	—	—	—
Other commitments to make loans	1,055,402	1,042,746	12,656	—	—
Total	$1,172,288	$1,153,053	$17,301	$—	$1,934

Capital

At December 31, 2003 the Bank’s capital ratios exceeded all the regulatory requirements. Under OTS regulations, the Bank is required to comply with each of three separate capital adequacy standards. At such date, the Bank had tangible capital of $465.0 million or 6.30% of adjusted assets compared to a requirement of $110.7 million or 1.50% of adjusted assets, core capital of $466.4 million or 6.32% of adjusted assets compared to a requirement of $295.2 million or 4% of adjusted assets and risk based capital of $490.6 million or 12.34% of risk weighed assets compared to a requirement of $318.9 million or 8% of risk weighted assets.

Impact of Inflation and Changing Prices

The consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Market Risk.   The Company’s primary market risk in its continuing operations is interest rate volatility due to the potential impact on net interest income and the market value of all interest-earning assets and interest-bearing liabilities. The Company is not subject to foreign exchange or commodity price risk and the Company does not own any trading assets.

Asset and Liability Management.   The principal goal of the Company’s interest rate risk management is to minimize the potential of adverse effects of material and prolonged increases or decreases in interest rates on the Company’s results of operations. The Company evaluates the inherent interest rate risk in certain balance sheet accounts in an effort to determine the acceptable level of interest rate risk exposure based on the Company’s business plan, operating environment, capital, liquidity requirements and performance objectives. The Board of Directors sets limits for earnings at risk and the net portfolio value (“NPV”) ratio in order to reduce the potential vulnerability of the Company’s operations to changes in interest rates. The Company’s Asset and Liability Management Committee (“ALCO”) is comprised of members of the Company’s management under the direction of the Board of Directors. The purpose of the ALCO is to coordinate asset and liability management consistent with the Company’s business plan and Board approved policies and limits. The ALCO establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The ALCO generally meets on a quarterly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits compared to current projections pursuant to “gap analysis” and income simulations. At each meeting, the ALCO recommends appropriate strategy changes based on such review which are then reported to the Board of Directors.

Interest Rate Sensitivity.   Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent by which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. As of December 31, 2003, the ratio of the Company’s one-year interest rate gap to total assets was a positive 1.8% and its ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year was 103.6%. The one year interest rate gap was a positive 13.7% and the ratio of interest-earning assets to interest-bearing liabilities maturing or repricing in one year was 135.0% at December 31, 2002.

The static gap analysis alone is not a complete representation of interest rate risk since it fails to account for changes in prepayment speeds on the Company’s loan and investment portfolios in different rate environments and does not address the extent to which rates on assets or liabilities may change or reprice. The behavior of deposit balances will also vary with changes in the customer mix, management’s pricing strategies and changes in the general level of interest rates. Thus, gap analysis does not provide a comprehensive presentation of the possible risks to income embedded in the balance sheet, customer structure and various management strategies.

To measure earnings at risk, the Company makes extensive use of an earnings simulation model in the formation of its interest rate risk management strategies. The model uses management assumptions concerning the repricing of assets and liabilities, as well as business volumes projected under a variety of interest rate scenarios. These scenarios incorporate interest rate increases of 200 basis points and decreases of 100 basis points over a twelve-month period.

Management’s assumptions for prepayment speeds in the loan portfolio reflect the industry standards for the Company’s market area and management’s review of past behavior of the Company’s borrowers in response to changes in both general market interest rates and rates offered by the Bank. Management’s assumptions for the pricing and movement in deposit products is based on a review of depositors past behavior in various interest rate and economic environments. Rates on non-maturity deposits rise and fall with market rates, but tend to move less proportionately. Rates offered on retail certificates of deposit tend to move in close concert with market interest rates, though history suggests less rapidly as market rates rise. The Company’s deposit volumes are relatively insensitive to interest rate movements within the range encompassed by the income simulation interest rate scenarios.

At December 31, 2003, based on the income simulation model for the continuing operations of the Company, the potential earnings at risk due to a gradual 200 basis point rise or a gradual 100 basis point decline in the market interest rates over the next twelve months was a 2.3% decrease in projected net interest income in a rising rate environment and a ..76% increase in net interest income in a declining rate environment. At December 31, 2003 not all rates could decline by 100 basis points without reaching zero. In these scenarios rates are reduced by 50% of their value at December 31, 2003.

Management has included all financial instruments and assumptions which are expected to have a material effect in calculating the Company’s potential net income from continuing operations. These measures of risk represent the Company’s exposure to interest rate movements at a particular point in time. The ALCO monitors the Company’s risk profile on a quarterly basis, or as needed, to monitor the potential effects of movements in interest rates and other issues which may impact the Company’s liquidity or earnings.

The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2003 based on the information and assumptions set forth in the notes below.

	Within Three Months	More than Three Months to Twelve Months	More than One Year to Three Years	More than Three Years to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:(1)(2)(3)
Mortgage loans:
Fixed	$172,573	$314,032	$437,477	$179,381	$273,994	$1,377,457
Adjustable	1,429,080	493,122	699,144	358,608	233,007	3,212,961
Other loans	9,030	29,892	24,950	11,477	16,638	91,987
Securities
Non-mortgage(4)	845,269	10,098	25,689	2,096	159,301	1,042,453
Mortgage-backed fixed(3)	142,052	243,408	350,216	147,718	107,649	991,043
Mortgage-backed adjustable(3)	13,860	24,350	37,404	3,947	3,189	82,750
Other interest-earning assets	137,000	—	—	—	—	137,000
Total interest-earning assets	2,748,864	1,114,902	1,574,880	703,227	793,778	6,935,651
Interest-bearing liabilities:
Deposits:
NOW accounts(5)	36,151	99,416	45,189	—	—	180,756
Savings accounts(5)	101,440	315,590	383,216	112,711	214,151	1,127,108
Money market deposit accounts(5)	152,907	451,077	160,553	—	—	764,537
Certificates of deposit	354,659	541,522	178,668	139,141	1,099	1,215,089
Other borrowings(6)	313,910	1,363,100	640,890	303,000	330,027	2,950,927
Total interest-bearing liabilities	959,067	2,770,705	1,408,516	554,852	545,277	6,238,417
Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$1,789,797	$(1,655,803)	$166,364	$148,375	$248,501	$697,234
Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$1,789,797	$133,994	$300,358	$448,733	$697,234
Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of assets	23.91%	1.79%	4.01%	5.99%	9.31%

(1)    Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, as adjusted to take into account estimated prepayments in the current rate environment. Loans held for sale are included in the time period they are expected to be sold.

(2)    Balances have been reduced for non-accruing loans, which amounted to $31.3 million at December 31, 2003.

(3)    Reflects estimated prepayments in the current interest rate environment.

(4)    Based on contractual maturities and if callable based on call date.

(5)    Although the Company’s NOW accounts, passbook savings accounts and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates used on these accounts are based on management’s estimates based on experience and should not be regarded as indicative of the actual withdrawals that may be experienced by the Company. If all of the Company’s NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, interest-earning liabilities which were estimated to mature or reprice within one year would have exceeded interest-bearing assets with comparable characteristics by $781.8 million or 10.44% of total assets. For purposes of this presentation, escrow advances have been included with NOW accounts.

(6)    Based on maturity date.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

To the Board of Directors and Stockholders of Staten Island Bancorp, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Staten Island Bancorp, Inc. and its subsidiary (the “Company”) at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On November 24, 2003, the Company entered into an Agreement and Plan of Merger. See Note 18 for further discussion.

/s/ PricewaterhouseCoopers LLP
New York, New York
January 27, 2004

Staten Island Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
December 31, 2003 and 2002

	2003	2002
	(000’s omitted, except share data)
ASSETS
Assets:
Cash and due from banks	$100,699	$137,085
Federal funds sold	137,000	237,000
Securities available for sale	2,012,520	911,432
Federal Home Loan Bank of New York stock	118,400	112,150
Loans, net of allowance for loan losses of $25.4 million and $22.8 million at December 31, 2003 and 2002, respectively	3,525,918	3,422,492
Loans held for sale	1,200,031	1,729,890
Accrued interest receivable	26,150	23,976
Premises and equipment, net	51,784	47,545
Intangible assets, net	54,638	57,881
Other assets	259,016	255,644
Total assets	$7,486,156	$6,935,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Savings	$1,127,108	$1,045,767
Certificates of deposit	1,215,089	1,105,370
Money market	764,537	639,037
NOW accounts	158,825	134,450
Demand deposits	581,789	539,510
Total deposits	3,847,348	3,464,134
Borrowed funds	2,950,927	2,756,927
Advances from borrowers for taxes and insurance	21,931	23,537
Accrued interest and other liabilities	60,985	76,229
Total liabilities	6,881,191	6,320,827
Commitments and Contingencies (Note 19)
STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share, 100,000,000 shares authorized 90,260,624 issued and 60,290,796 outstanding at December 31, 2003 and 90,260,624 issued and 60,269,397 outstanding at December 31, 2002	903	903
Additional paid-in capital	600,592	586,405
Retained earnings	374,987	391,739
Unallocated common stock held by ESOP	(24,722)	(27,468)
Unearned common stock held by RRP	(3,854)	(8,894)
Less—Treasury stock (29,969,828 and 29,991,227 shares at December 31, 2003 and 2002, respectively) at cost	(351,222)	(339,982)
	596,684	602,703
Accumulated other comprehensive income, net of taxes	8,281	11,565
Total stockholders’ equity	604,965	614,268
Total liabilities and stockholders’ equity	$7,486,156	$6,935,095

The accompanying notes are an integral part of these statements.

Staten Island Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(000’s omitted, except per share data)
Continuing Operations:
Interest Income:
Loans	$268,496	$273,014	$246,566
Securities available for sale	48,179	84,059	112,466
Other earning assets	1,841	1,438	1,105
Total interest income	318,516	358,511	360,137
Interest Expense:
Borrowed funds	98,902	110,555	128,205
Certificates of deposit	30,424	39,008	53,071
Savings and escrow	14,938	17,437	17,810
Money market and NOW	10,255	16,280	10,309
Total interest expense	154,519	183,280	209,395
Net interest income	163,997	175,231	150,742
Provision for Loan Losses	6,968	4,130	5,465
Net interest income after provision for loan losses	157,029	171,101	145,277
Other Income (Loss):
Service and fee income	28,105	14,774	12,128
Net gain (loss) on loan sales	(4,270)	677	(679)
Unrealized gain on derivative transactions	358	—	—
Loan fees	200	751	731
Other income	7,687	10,554	7,214
Securities transactions	611	(395)	(14,613)
Total other income	32,691	26,361	4,781
Other Expenses:
Personnel	47,764	53,088	67,834
Occupancy and equipment	8,274	6,654	6,252
Data processing	7,637	6,682	5,957
Amortization of intangible assets	483	483	5,078
Professional fees	7,994	3,001	2,415
Depreciation	3,966	3,641	3,310
Marketing	2,371	2,654	1,732
Other	11,323	10,269	9,067
Total other expenses	89,812	86,472	101,645
Income before provision for income taxes	99,908	110,990	48,413
Provision for income taxes	42,791	44,904	15,085
Income from continuing operations	57,117	66,086	33,328
Discontinued Operations:
Income (loss) before provision (benefit) for income taxes	(75,339)	51,433	21,286
Provision (benefit) for income taxes	(31,051)	21,872	8,881
Income (loss) from discontinued operations	(44,288)	29,561	12,405
Cumulative effect of change in accounting principle	—	4,731	—
Net income	$12,829	$100,378	$45,733
Earnings per share—Basic
Income from continuing operations	$1.05	$1.18	$0.55
Income (loss) from discontinued operations	(0.81)	0.53	0.21
Cumulative effect of change in accounting principle	—	0.09	—
Net income	$0.24	$1.80	$0.76
Earnings per share—Diluted
Income from continuing operations	$1.01	$1.13	$0.55
Income (loss) from discontinued operations	(0.78)	0.51	0.20
Cumulative effect of change in accounting principle	—	0.08	—
Net income	$0.23	$1.72	$0.75

The accompanying notes are an integral part of these statements.

Staten Island Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unearned Common Stock Held by RRP	Treasury Stock	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
	(000’s omitted, except share data)
Balance, January 1, 2001	$451	$537,744	$(32,962)	$(19,784)	$(188,321)	—	$291,345	$(2,941)	$585,532
Allocation of 457,808 ESOP shares	—	2,378	2,747	—	—	—	—	—	5,125
Earned RRP shares	—	2,163	—	5,451	—	—	—	—	7,614
Treasury stock purchases (7,679,546), at cost	—	—	—	—	(104,362)	—	—	—	(104,362)
Cash dividends paid ($0.32 per share)	—	—	—	—	—	—	(19,418)	—	(19,418)
Exercise of 324,858 stock options	—	440	—	—	3,214	—	—	—	3,654
Compensation expense from variable award plan	—	27,234	—	—	—	—	—	—	27,234
Change in unrealized appreciation (depreciation) on securities, net of reclassification adjustment and tax effect	—	—	—	—	—	12,691	—	12,691	12,691
Stock dividends (45,130,312 shares)	452	—	—	—	—	—	(452)	—	—
Net income	—	—	—	—	—	45,733	45,733	—	45,733
Comprehensive income						$58,424
Balance, December 31, 2001	903	569,959	(30,215)	(14,333)	(289,469)		317,208	9,750	563,803
Allocation of 457,808 ESOP shares	—	6,858	2,747	—	—	—	—	—	9,605
Earned RRP shares	—	2,745	—	5,439	—	—	—	—	8,184
Treasury stock purchases (3,120,327 shares), at cost	—	—	—	—	(60,163)	—	—	—	(60,163)
Cash dividends paid ($0.46 per share)	—	—	—	—	—	—	(25,847)	—	(25,847)
Exercise of 902,438 stock options	—	594	—	—	9,650		—	—	10,244
Compensation expense from variable award plan	—	6,249	—	—	—	—	—	—	6,249
Change in unrealized appreciation (depreciation) on securities, net of reclassification adjustment and tax effect	—	—	—	—	—	1,815	—	1,815	1,815
Net income	—	—	—	—	—	100,378	100,378	—	100,378
Comprehensive income						$102,193
Balance, December 31, 2002	903	586,405	(27,468)	(8,894)	(339,982)		$391,739	$11,565	$614,268
Allocation of 457,808 ESOP shares	—	6,135	2,746	—	—	—	—	—	8,881
Earned RRP shares	—	3,057	—	5,040	—	—	—	—	8,097
Treasury stock purchases (2,065,864 shares), at cost	—	—	—	—	(35,616)	—	—	—	(35,616)
Cash dividends paid ($0.54 per share)	—	—	—	—	—	—	(29,581)	—	(29,581)
Exercise of 2,087,263 stock options	—	4,995	—	—	24,376	—	—	—	29,371
Change in unrealized appreciation (depreciation) on securities, net of tax	—	—	—	—	—	(3,284)	—	(3,284)	(3,284)
Net income	—	—	—	—	—	12,829	12,829	—	12,829
Comprehensive income						$9,545
Balance, December 31, 2003	$903	$600,592	$(24,722)	$(3,854)	$(351,222)		$374,987	$8,281	$604,965

The accompanying notes are an integral part of these statements.

Staten Island Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(000’s omitted)
Cash Flows from Operating Activities:
Net income	$12,829	$100,378	$45,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and software amortization	7,725	6,246	5,020
(Accretion) and amortization of securities and mortgage premiums	4,257	1,798	(606)
Amortization of intangible assets	3,345	581	5,343
Securities impairment charges	819	2,691	14,506
Realized (gain) loss on sale of available-for-sale securities	(1,430)	(2,296)	107
Expense charge relating to allocated and earned portions of employee benefit plans	16,978	24,038	39,973
Provision for loan losses	7,623	8,854	8,757
Increase in cash surrender value of BOLI	(7,687)	(7,554)	(7,214)
Gain on sale of loans held for sale	(347,493)	(206,400)	(94,240)
Unrealized (gain) loss on derivative transactions	64,058	(12,587)	(1,020)
Origination of loans held for sale	(14,883,713)	(7,885,954)	(3,804,338)
Purchase of loans held for sale	(1,468,831)	(535,349)	(118,812)
Proceeds from sale of loans held for sale	16,804,740	7,907,873	2,957,830
Repayment of loans held for sale	359,834	407,152	228,303
Decrease in deferred loan fees	15,002	(8,317)	(9,293)
Decrease (increase) in accrued interest receivable	(2,174)	4,625	2,304
(Increase) decrease in other assets	(22,555)	(14,986)	(34,450)
Increase (decrease) in accrued interest and other liabilities	(10,269)	(18,972)	19,052
Deferred income taxes (benefit)	10,319	9,349	(14,080)
Net cash provided by (used in) operating activities	563,377	(218,830)	(757,125)
Cash Flows from Investing Activities:
(Increase) decrease in Federal Funds sold	100,000	(199,000)	(26,000)
Maturities and amortization of mortgage back securities and CMO’s	464,068	636,807	380,076
Maturities and amortization of all other available-for-sale securities	497,180	56,039	114,265
Sale of mortgage backed securities and CMO’s	—	175,522	75,410
Sale of all other available for sale securities	87,087	188,817	136,846
Purchases of mortgage back securities and CMO’s	(820,249)	(429,719)	(207,705)
Purchases of all other available-for-sale securities, net	(1,337,546)	(112,849)	(106,973)
Principal collected on loans	1,227,337	1,105,771	957,400
Deferred loan fees (increase) decrease	(5,148)	(5,100)	748
Loans made to customers	(1,558,606)	(1,920,519)	(1,117,709)
Purchase of loans	—	(229,194)	(353,368)
Sale of loans	222,025	203,352	315,650
Purchase of Federal Home Loan Bank of NY common stock	(6,250)	(9,250)	(22,350)
Capital expenditures	(11,049)	(13,813)	(11,162)
Net cash provided by (used in) investing activities	(1,141,151)	(553,136)	135,128
Cash Flows from Financing Activities:
Net increase in deposit accounts	383,214	562,806	556,115
Increase in borrowings	194,000	305,165	210,751
Cash dividends paid	(29,581)	(25,847)	(19,418)
Purchase of treasury stock	(35,616)	(60,163)	(104,362)
Exercise of stock options	29,371	10,244	3,654
Net cash provided by financing activities	541,388	792,205	646,740
Net increase (decrease) in cash and cash equivalents	(36,386)	20,239	24,743
Cash and Cash Equivalents, beginning of year	137,085	116,846	92,103
Cash and Cash Equivalents, end of year	$100,699	$137,085	$116,846
Supplemental Disclosure of Cash Flow Information:
Cash paid for—
Interest	$164,227	$188,529	$222,735
Income taxes	60,130	78,632	17,599
Stock dividends	—	—	452
Transferred to ORE	3,901	12,952	279

The accompanying notes are an integral part of these statements.

Staten Island Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

1. Organization/Form of Ownership

Staten Island Bancorp, Inc. (the “Company”) is the holding company for its wholly owned savings bank subsidiary, SI Bank & Trust (the “Bank”). The Bank was originally founded as a New York State chartered savings bank in 1864. In 1997, the Bank converted to a federally chartered stock savings bank with the concurrent formation of a holding company and an initial public offering (“IPO”) of common stock.

The Company, a Delaware corporation, was organized by the Bank for the purpose of acquiring all of the capital stock of the Bank pursuant to the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. In addition to generally accepted accounting principles, the Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended, and the regulations of the U.S. Securities and Exchange Commission thereunder.

As previously announced, the Company and Independence Community Bank Corp. (“Independence”) entered into an Agreement and Plan of Merger, dated as of November 24, 2003, pursuant to which the Company will merge with and into Independence (“the Merger”). In connection with the Merger, the Company has agreed to sell a substantial portion of the assets and operations of SIB Mortgage Corp., the Bank’s mortgage banking subsidiary (“SIB Mortgage”), as part of a plan to exit the mortgage banking business. As a result of these plans, under generally accepted accounting principles, the Company must report the Bank’s results as “continuing operations” and the results of the mortgage banking business of SIB Mortgage as “discontinued operations.” The Merger has been approved by both the Company and Independence shareholders at special meetings held on March 8, 2004 and is subject to regulatory approval. The Merger is expected to be finalized in the second quarter of 2004.

The Bank is a community savings bank providing a complete line of retail and commercial banking services along with trust services and life insurance sales. Individual customer deposits are insured up to $100,000 by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s primary regulator is the Office of Thrift Supervision (“OTS”).

2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company and subsidiary conform to generally accepted accounting principles and to general practice within the banking industry.

Certain reclassifications have been made to the prior-year amounts to conform with current-year presentation.

The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

Basis of Presentation.   The accompanying consolidated financial statements include the accounts of the Company and the Bank. The Bank’s wholly owned subsidiaries are SIB Mortgage Corp. (the “Mortgage Company”), which is considered discontinued operations for all years presented, SIB Investment Corporation (“SIBIC”), Staten Island Funding Corporation (“SIFC”) and SIB Financial Services Corporation (“SIBFSC”).

The Mortgage Company was initially established to acquire the operations of Ivy Mortgage. SIFC was established as a real estate investment trust, SIBIC was established to hold certain Bank investments and SIBFSC was formed as a licensed life insurance agency to sell the products of the SBLI USA Mutual Life Insurance Co.

All significant intercompany transactions and balances are eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as of the dates of the financial statements. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents.   For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market deposits, interest-bearing and certificates of deposit, all of which mature within ninety days.

Securities Available for Sale.   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” debt and equity securities used as part of the Company’s asset/liability management that may be sold in response to changes in interest rates are reported at fair value, with unrealized gains and losses excluded from earnings and reported on an after-tax basis as a separate component of stockholders’ equity. Gains and losses on the disposition of securities are recognized on the specific identification method in the period during which they occur. Premiums and discounts on mortgage-backed securities are amortized over the average life of the security using a method which approximates the level yield method.

Declines in the fair value of securities available for sale are reviewed to determine if they are other than temporary in nature. Declines in value that are judged other than temporary in nature are recognized in the consolidated statements of income. The Company’s policy is to treat a decline in the investment’s quoted market price exceeding 20% that has lasted for more than six months as an other than temporary decline in value and reflect the decline in value in current earnings.

Loans.   Loans are stated at the principal amount outstanding, net of unearned income, loan origination fees and costs, and an allowance for loan losses. Loan origination fees and costs are recognized in interest income as an adjustment to yield over the life of the loan or at the time of the sale of the loan for loans held in the portfolio and loans held for sale. Premiums and discounts on purchased mortgage loans are amortized over the average life of the loan using a method which approximates the level yield method.

Loans are placed on non-accrual status when the interest or principal payments are 90 days or more than 90 days past due unless, in the opinion of management, collection is deemed probable. When interest accruals are discontinued, the recognition of interest income ceases and previously accrued interest remaining unpaid is reversed against income. Any cash payments received thereafter are applied to principal, and interest income is recognized when management determines that the financial condition and payment record of the borrower warrant the recognition of income. The Company has defined its impaired loans as its non-accrual loans under the guidance of SFAS No. 114, entitled, “Accounting by Creditors for Impairment of a Loan.” Pursuant to this accounting guidance, a valuation allowance is recorded on impaired loans to reflect the difference, if any, between the loan face value and the present value of projected cash flows, observable fair value or collateral value. This valuation allowance is reported within the overall allowance for loan losses.

Loans Held for Sale.   Mortgage loans held for sale are collateralized residential real estate loans. Generally, these loans are carried at the lower of cost or fair value as determined on an aggregate basis. In December 2003 the Mortgage Company designated a hedging relationship for a majority of the mortgage loans held for sale and a forward sale agreement with an investor. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, if changes in the fair value of the loans are highly correlated to the changes in the fair value of the forward sales derivative contract, those loans are carried at estimated fair value with unrealized gains and losses recorded in the consolidated income statement. The portion of loans held for sale not designated in a hedging relationship are carried at the lower of cost or fair value as determined on an aggregate basis. Included in the balance is $5.5 million in deferred loan costs and $10.2 million for the mark to market loan basis adjustment as of December 31, 2003.

Allowance for Loan Losses.   The allowance for loan losses is established by management through provisions for loan losses charged against income. Amounts deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance.

The amount of the allowance for loan losses is inherently subjective, as it requires making material estimates which may vary from actual results. These estimates are evaluated periodically and, as adjustments become necessary, they are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and anticipated loss experience, current portfolio composition and evaluation of real estate collateral, as well as current and anticipated economic conditions. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated loan losses inherent in the Company’s entire loan portfolio.

Premises and Equipment.   Premises and equipment are carried at cost, less allowance for depreciation and amortization applied on a straight-line basis over the estimated useful lives of 10 to 50 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment.

Investments in Real Estate.   Investments in real estate consist of real estate acquired through foreclosure or by deed in lieu of foreclosure and repossessed assets (owned real estate, or “ORE”). ORE properties are carried at the lower of cost or fair value at the date of foreclosure (new cost basis) and at the lower of the new cost basis or fair value less estimated selling costs thereafter.

Goodwill and Other Intangibles.   Goodwill, representing the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting, was amortized using the straight-line method over periods not exceeding 20 years through 2001.

Bank Owned Life Insurance (“BOLI”).   In August 1999, the Bank invested in BOLI policies to fund certain future employee benefit costs. The Bank’s investment totaled approximately $100 million and the Bank is the primary beneficiary of these policies. The cash surrender value of the BOLI policies as of December 31, 2003 and 2002 were $131.9 million and $124.2 million, respectively, which is recorded in the Company’s consolidated statements of financial condition as other assets. Changes in the cash surrender value of BOLI are recorded as other income in the consolidated statements of income.

Demand Deposits, Cash Reserve Requirements.   Each of the Bank’s commercial and personal demand (checking) accounts and NOW accounts has a related interest-bearing money market sweep account. The sole purpose of the sweep accounts is to reduce the non-interest-bearing reserve balances that the Bank is required to maintain with the Federal Reserve Bank, and thereby increase funds available for investment. Although the sweep accounts are classified as money market accounts for regulatory purposes, they are included in demand deposits and NOW accounts in the accompanying consolidated statements of financial condition. The required reserve at the Federal Reserve Bank of New York under the Federal Reserve Act and Regulation D was $25.3 million and $23.2 million at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the required reserves for deposit liabilities was fulfilled by the cash held in the Bank’s vault except for the $7.0 million compensating balance required to be held at the Federal Reserve Bank.

Representation & Warranty Reserve.   The Mortgage Company established a Representation & Warranty Reserve (“R&WR”). The R&WR is intended to provide for the liabilities associated with residential loans sold, or awaiting sale, in the normal course of business. The R&WR differs from the traditional allowance for loan losses in as much as the allowance for loan losses provides for losses associated with loans held for investment and the R&WR provides for losses on loans sold.

Losses that flow through the R&WR include premium recapture, losses associated with the sale of impaired loans to the extent that the loans sold were “held for sale” loans, re-bids/down-bids, indemnifications and any associated costs or fees associated with loans held for sale.

The R&WR is reflected on the Company’s balance sheet within other liabilities. Provisions to the R&WR are reflected by a reduction in net gains on loan sales.

Derivative Financial Instruments.   The Company currently utilizes certain derivative instruments, primarily forward delivery sale commitments, in its efforts to manage interest-rate risk associated with its mortgage loan interest-rate locked commitments and mortgage loans held for sale. On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) which defines forward sale commitments as derivative financial instruments. Derivative financial instruments are recognized in the consolidated statement of financial condition at fair value while changes in the fair value are recognized in the consolidated statement of income for years ending after December 31, 2000.

Prior to June 30, 2002, the Company accounted for interest-rate locked commitments as off-balance sheet financial instruments. On March 13, 2002 the FASB Derivatives Implementation Group cleared Implementation Issue C13 (“Issue C13”), which offers clear guidance on the circumstances in which a loan commitment must be included in the scope of SFAS 133 and thus be accounted for as a derivative instrument. Upon the clearance of C13 the Company identified certain commitments that should be accounted for as derivative instruments. At the date the associated loan is closed, the fair value of the loan commitments on that date becomes part of the loan basis.

The effective date of the implementation guidance in Issue C13 for the Company was July 1, 2002, when the effects of initially complying with the guidance was reported as a change of accounting principle. As a result of adoption of this principle, the Company recorded a gain of $4.7 million, net of taxes of $3.4 million, resulting from the mark to market of certain loan commitments as of June 30, 2002. This gain is included in the results of discontinued operations for the year ended December 31, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statements 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The impact of adopting SFAS 133 was not material to the financial statements.

Comprehensive Income.   Comprehensive income includes net income and all other changes in stockholders’ equity during a period, except those resulting from investments by stockholders and dividends to stockholders. Other comprehensive income includes revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income but excluded from net income.

Comprehensive income and accumulated other comprehensive income are reported, net of related income taxes. Accumulated other comprehensive income consists solely of unrealized holding gains and losses on available-for-sale securities. Additional information on the components of comprehensive income is set forth in Note 15 of the Notes to Consolidated Financial Statements.

Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (“temporary differences”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. A partial valuation allowance has been provided for a portion of the deferred tax asset set up for the operating loss carry forward related to New York State generated by the losses from the discontinued operation of the Company. The valuation allowance was established due to the fact that management believes there may not be sufficient future taxable income in New York State to utilize the total amount of the deferred tax asset for this loss carry forward. The effect of changes in tax laws or rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

Treasury Stock.   Repurchases of common stock are recorded as treasury stock at cost.

Common Stock.   On November 19, 2001, the Company paid a stock dividend of one share for each share of stock held (two-for-one stock split) to shareholders of record on November 5, 2001. At December 31, 2003, the amount of shares outstanding were 60,290,796. All share amounts and earnings per share amounts have been adjusted to reflect the stock split.

Earnings Per Share.   Earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares of common stock and potential common shares outstanding, adjusted for the unallocated or unearned portion of shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) and Recognition and Retention Plan (“RRP”).

Stock-Based Compensation.   For the year 2003, the Company accounted for its amended and restated 1998 Stock Option Plan (the “Stock Option Plan”) as a fixed award plan. For the years 1998 through September 2002, the Company accounted for the Stock Option Plan as a variable award plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25 and recorded compensation expense on all granted options equal to the difference between the option exercise price and the fair market value of the Company’s common stock at the exercise date or at the financial reporting date, whichever is earlier. Under this method, to the extent that the market value of the underlying stock exceeds the stock option exercise price, increases or decreases in the value of stock options are reflected as additional charges or credits to compensation expense. Effective September 24, 2002, management rescinded the method of cashless exercise under the Stock Option Plan that had required the recognition of compensation expense, and reestablished the Stock Option Plan as a fixed award plan under APB No. 25. Therefore, no additional compensation expense due to changes in fair market value of the Company’s common stock has been recognized under the Stock Option Plan since September 24, 2002.

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value rather than the intrinsic value-based method. The following table compares reported net income and earnings per share on a pro forma basis, assuming that the Company accounted for stock based compensation under SFAS No. 123. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. For the year 2001 and the period ended September 24, 2002 the Company accounted for the stock option plan as a variable plan and recorded compensation expense based on the difference between the option exercise price and the fair market value of the Company’s common stock.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure and amendment for SFAS No. 123.” This statement amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement has not had a material effect on the financial statements.

	Year Ended December 31,
	2003	2002	2001
	(000’s omitted, except per share data)
Net income as reported	$12,829	$100,378	$45,733
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	—	3,375	14,706
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,872	4,556	14,706
Pro forma net income	$8,957	$99,197	$45,733
Earnings per share
Basic as reported	$0.24	$1.80	$0.76
Basic proforma	0.17	1.78	0.76
Diluted as reported	0.23	1.72	0.75
Diluted proforma	0.16	1.70	0.75

3. New Accounting Pronouncements.

On March 13, 2002, the FASB issued guidance on Derivative Implementation Group Issue C13, “When a Loan Commitment is Included in the Scope of Statement 133” (“Issue C13”). Issue C13 provides guidance as to when a interest rate locked mortgage loan commitment must be accounted for as a derivative instrument. Based upon this guidance, the Company identified certain loan commitments as derivative instruments. The impact of adopting the guidance with respect to Issue C13 on July 1, 2002 was a net after-tax credit of $4.7 million which is reflected in the cumulative effect of accounting change in the Company’s consolidated statement of income for the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement requires that a liability for a cost associated with an exit or disposal of an activity be recognized when the liability is incurred. The provisions of the statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material effect.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The interpretation requires a guarantor to recognize liabilities for the fair value of its obligations under a guarantee upon the guarantee’s issuance. The interpretation does not address the subsequent measurement of the guarantor’s recognized liability over the term of the guarantee. FIN 45 also requires certain financial statement disclosures regarding guarantees including the nature and terms of the guarantee, and the carrying amount of the liability, if applicable, for the guarantor’s obligations under the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement has not had a material effect on the financial statements.

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

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 became effective for the Company at the first interim period beginning after June 15, 2003. The Company has reviewed the requirements of FASB No. 150 and at the present time has no such financial instruments that have the characteristics noted.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of “variable interest entities” FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other interests in an entity. Among the scope exceptions of FIN 46 are transfers to qualified special-purpose entities and “grandfathered” qualifying special-purpose entities subject to the reporting requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), who do not consolidate those entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this statement has not had a material effect on the financial statements.

In October 2003, the FASB added a project to its agenda to clarify SFAS 33, as amended by SFAS 138 and 149 with respect to determining the fair value of the interest rate lock commitments (“IRLC”). In December 2003, the SEC staff announced that it intends to release a Staff Accounting Bulletin that will require IRLC’s, issued after April 1, 2004, be accounted for as written options that would be reported as a liability until expiration or termination of the commitment. The Company currently recognizes IRLCs at fair value, either as an asset or liability based on market conditions. At December 31, 2003 the Company recorded an IRLC asset, included in other assets and gain on sale of loans of $6.0 million.

Neither, the FASB nor the SEC have issued final technical guidance in this area and as such it is not possible to know for certain the impact of this guidance. However, the Company believes that the primary effect will be moving the recognition of loan sale gain on first mortgages from interest rate lock date to loan sale date. As such the Company does not believe that the future guidance will have a material effect on the Company or its reported financial results.

4. Investment Securities—Securities Available for Sale

The amortized cost and approximate market value of the Company’s securities available for sale and Federal Home Loan Bank of New York stock are summarized as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(000’s omitted)
Debt securities:
U.S. Government and agencies	$822,247	$2,299	$(422)	$824,124
GNMA, FNMA and FHLMC mortgage participation certificates	970,289	10,687	(871)	980,105
Agency CMOs	12,800	127	—	12,927
Privately issued CMOs	90,703	4	(801)	89,906
Other	70,230	976	(1,508)	69,698
	1,966,269	14,093	(3,602)	1,976,760
Marketable equity securities:
Common stocks	100	1	—	101
FHLB stock	118,400	—	—	118,400
Preferred stocks	6,523	125	—	6,648
IIMF capital appreciation fund	24,954	4,057	—	29,011
	149,977	4,183	—	154,160
Total securities available for sale	$2,116,246	$18,276	$(3,602)	$2,130,920

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(000’s omitted)
Debt securities:
U.S. Government and agencies	$20,914	$1,424	$—	$22,338
GNMA, FNMA and FHLMC mortgage participation certificates	556,679	23,138	—	579,817
Agency CMOs	84,911	1,074	(40)	85,945
Privately issued CMOs	78,096	524	(10)	78,610
Other	118,410	1,379	(6,447)	113,342
	859,010	27,539	(6,497)	880,052
Marketable equity securities:
Common stocks	100	1	—	101
FHLB stock	112,150	—	—	112,150
Preferred stocks	6,598	110	(124)	6,584
IIMF capital appreciation fund	25,609	6	(920)	24,695
	144,457	117	(1,044)	143,530
Total securities available for sale	$1,003,467	$27,656	$(7,541)	$1,023,582

The Bank as a savings bank member of the Federal Home Loan Bank of New York (“FHLBNY”) is required to purchase shares of the FHLBNY stock at $100 par value. The amount of shares required to be purchased is based on the asset size of the Bank or level of advances from the FHLBNY. At December 31, 2003 and 2002 the Bank held 1,184,000 and 1,121,500 shares of FHLBNY capital stock. During the fourth quarter, the FHLB of New York suspended the payment of dividends, of which the Company recorded $4.2 million in 2003. In January 2004 the FHLB of New York declared a cash dividend, but at a lower annualized rate than previously paid.

The amortized cost and market value of debt securities available for sale at December 31, 2003 and 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2003		December 31, 2002
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(000’s omitted)		(000’s omitted)
Due in one year or less	$224	$226	$—	$—
Due after one year through five years	15,070	15,742	16,777	17,914
Due after five years through ten years	803,901	805,318	10,177	10,890
Due after ten years	73,283	72,536	112,370	106,876
	892,478	893,822	139,324	135,680
GNMA, FNMA , FHLMC mortgage participation certificates	1,073,791	1,082,938	719,686	744,372
	$1,966,269	$1,976,760	$859,010	$880,052

Proceeds from sales and calls of securities available for sale during 2003, 2002 and 2001 were $604,859,000, $420,167,000 and $322,540,000 with realized gross gains of $3,387,000, $24,659,000 and $6,386,000 and realized gross losses of $2,776,000, $25,054,000 and $20,999,000, respectively. Gross losses in 2003, 2002 and 2001 include write-downs of approximately $819,000, $2,691,000 and $14,506,000 respectively, on securities whose decline in value was deemed to be other than temporary.

5. Loans

A significant portion of the Bank’s loans are to borrowers who are domiciled in New York City. The income of many of those customers is dependent on the economy of New York City and surrounding areas. In addition, a significant portion of the loans to borrowers domiciled in New York City are real estate loans with mortgages on Staten Island properties, which is a borough of New York City.

While management uses available information to provide for losses of value on loans and foreclosed properties, future loss provisions may be necessary based on changes in economic conditions. In addition, the Bank’s Federal banking regulators, as an integral part of their examination process, periodically review the valuation of the Bank’s loans and foreclosed properties. Such regulators may require the Bank to recognize write-downs based on judgments different from those of management.

Loans, net held in the portfolio consist of the following at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(000’s omitted)
Loans secured by mortgages on real estate:
1-4 family residential	$2,660,051	$2,671,041
Multi-family properties	71,384	56,545
Commercial properties	508,466	418,708
Home equity	21,986	19,032
Construction and land	170,259	153,144
Deferred origination costs and unearned income, net	21,927	17,736
Net loans secured by mortgages on real estate	3,454,073	3,336,206
Other loans:
Student	151	228
Passbook	8,822	8,692
Commercial business	58,975	62,777
Other consumer	29,338	37,362
Total other loans	97,286	109,059
Net loans before the allowance for loan losses	3,551,359	3,445,265
Allowance for loan losses	(25,441)	(22,773)
Net loans	$3,525,918	$3,422,492

A summary of activity in the Company’s allowance for loan losses for the years ended December 31, 2003, 2002 and 2001, is as follows:

	Year Ended December 31,
	2003	2002	2001
	(000’s omitted)
Allowance at beginning of period	$22,773	$20,041	$14,638
Provisions
Continuing operations	6,968	4,130	5,464
Discontinued operations	655	4,724	3,293
Charge-offs:
Mortgage loans:
Single-family residential	1,015	4,898	1,854
Multi-family residential	—	—	—
Commercial real estate	34	—	—
Construction and land	32	—	—
Other loans	4,898	2,174	2,411
Total charge-offs	5,979	7,072	4,265
Recoveries:
Mortgage loans:
Single-family residential	97	10	131
Multi-family residential	—	—	—
Commercial real estate	—	—	—
Construction and land	—	15	—
Other loans	927	925	780
Total recoveries	1,024	950	911
Allowance at end of period.	$25,441	$22,773	$20,041
Allowance for loan losses to total non-accruing loans at end of period	111.04%	138.18%	132.78%
Allowance for loan losses to total loans at end of period	0.68%	0.44%	0.50%

Non-accrual loans of $31,327,000, $17,357,000 and $15,093,000 at December 31, 2003, 2002 and 2001, respectively, represent the Company’s recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and SFAS No. 118. The loss of interest income associated with loans on non-accrual status was approximately $2,009,000, $1,026,000 and $935,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The actual amount of interest recorded as income (on a cash basis) on such loans amounted to $356,000, $1,401,000 and $46,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003 and 2002, the valuation allowance related to all impaired loans totaled $10,596,000 and $8,525,000 respectively, and such amounts are included in the allowance for loan losses shown in the consolidated statements of financial condition. The average recorded investment in impaired loans for the years ended December 31, 2003 and 2002, was approximately $23,548,000 and $18,918,000, respectively.

At December 31, 2003 and 2002, the Company had ORE totaling $2,613,000 and $9,445,000, respectively, classified in other assets.

At December 31, 2003 and 2002, the Company was servicing mortgages for others totaling $444,611,000 and $432,569,000, respectively.

6. Loans Held for Sale

Mortgage loans held for sale consist of mortgage loans collateralized by one-to-four family residential real estate. The loans are originated to borrowers domiciled throughout the United States and thus the Mortgage Company is not dependent on the economy of any one area of the country.

The Mortgage Company sells its residential mortgage loans to a variety of investors. Conforming fixed rate and adjustable rate mortgages are primarily sold as agency (Fannie Mae, Freddie Mac or Ginnie Mae) mortgage backed securities with non- conforming fixed and adjustable rate mortgages marketed as whole loans to private investors. The Mortgage Company sells its second mortgages as whole loans to private investors.

The Bank’s loans held for sale consist primarily of conforming 30 year fixed rate loans which are sold to the government agencies as whole loans. In December 2003 the Bank discontinued designating new loan commitments, as loans held for sale, since all loans originated will be held in the Bank’s portfolio.

As of December 31, 2003 the consolidated Company had $1.2 billion in loans held for sale with a weighted average coupon of 6.31%. Included in the balance is $5.5 million in deferred loan costs and $10.2 million for the mark to market loan basis adjustment as of December 31, 2003.

7. Derivative Financial Instruments

The Company currently utilizes certain derivative instruments, primarily forward delivery sale commitments, in its efforts to manage interest-rate risk associated with its mortgage loan interest-rate locked commitments and mortgage loans held for sale. On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”) which defines forward sale commitments as derivative financial instruments. In accordance with SFAS 133, derivative financial instruments are recognized in the statement of financial condition at fair value while changes in the fair value are recognized in the statement of income for years ending after December 31, 2000.

Prior to June 30, 2002, the Company accounted for interest-rate locked commitments as off-balance sheet financial instruments. On March 13, 2002 the FASB cleared Implementation Issue C13, which offers clear guidance on the circumstances in which a loan commitment must be included in the scope of SFAS 133 and thus be accounted for as a derivative instrument. Upon the clearance of C13 by FASB the Company identified certain commitments that should be accounted for as derivative instruments in accordance with SFAS 133.

The effective date of the implementation guidance in Issue C13 for the Company was July 1, 2002, when the effects of initially complying with the guidance was reported as a change of accounting principle. The outcome was that the Company recorded a net gain of $8.1 million ($4.7 million net of tax) resulting from the mark to market of certain loan commitments as of June 30, 2002. This gain is included in the results of discontinued operations for the year ended December 31, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement became effective for contracts entered into or modified after June 30, 2003. The impact of adopting SFAS 149 was immaterial to the financial statements.

8. Premises and Equipment

Premises and equipment at December 31, 2003 and 2002 are summarized as follows:

	December 31,
	2003	2002
	(000’s omitted)
Land	$6,861	$6,861
Building and leasehold improvements	37,380	34,776
Furniture, fixtures and equipment	38,448	30,589
	82,689	72,226
Less—Accumulated depreciation and amortization	(30,905)	(24,681)
	$51,784	$47,545

9. Intangible Assets Net

The Company adopted Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”) effective January 1, 2002. In accordance with SFAS No. 142, the Company is no longer required to amortize goodwill resulting from acquisitions At the effective date, the Company had goodwill of $53.0 million. An annual impairment test of the goodwill is conducted to determine if there is a need to writedown the goodwill.

The carrying amount of goodwill and other intangible assets (in 000’s) at December 31, 2003 and December 31, 2002 is as follows:

	As of December 31, 2003			As of December 31, 2002
	Original Amount	Accumulated Amortization	Net Carrying Value	Original Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$64,111	$13,922	$50,189	$64,111	$11,147	$52,964
Core deposit intangibles	2,895	1,466	1,429	2,895	983	1,912
Other intangibles	480	480	—	480	393	87
Total	$67,486	$15,868	51,618	$67,486	$12,523	54,963
Loan servicing asset, net			3,020			2,918
Intangible assets, net			$54,638			$57,881

Estimated future amortization expense (in 000’s) related to the core deposit and other intangibles is as follows:

For the year ending:

2004	483
2005	483
2006	463

The $2.8 million of goodwill on the books of the Mortgage Company as of December 31, 2003 was determined to be impaired as a result of the pending sale of the operations and assets of the Mortgage Company and was therefore written off in 2003.

10. Due Depositors

The following table provides deposits by type and the weighted average rate at the periods indicated.

	December 31,
	2003		2002
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(000’s omitted)
Savings accounts	$1,127,108	0.41%	$1,045,767	1.37%
Certificates of deposits	890,637	2.51	980,879	2.95
Brokered deposits	324,452	1.76	124,491	3.49
Money market accounts	764,537	1.67	639,037	2.26
NOW accounts	158,825	0.59	134,450	1.19
Demand deposits	581,789	—	539,510	—
Total	$3,847,348	1.21%	$3,464,134	1.84%

Scheduled maturities of certificates of deposit at December 31, 2003 are summarized as follows:

	Amount	Weighted Average Rate
	(000’s omitted)
2004	$896,181	1.87%
2005	126,777	2.44
2006	51,418	4.47
2007	109,072	4.56
2008 and thereafter	31,641	3.45
	$1,215,089	2.32%

The deposit accounts of each depositor are insured up to $100,000 by the Bank Insurance Fund of the FDIC. The aggregate amounts of outstanding certificates of deposit in denominations of $100,000 or more at December 31, 2003 and 2002 were approximately $366,180,000 and $395,878,000, respectively.

At December 31, 2003 and 2002, the Bank had overdrawn demand deposit accounts which were reclassified as loans totaling $6,383,000 and $5,931,000, respectively. These unplanned overdrafts result primarily from the payment of checks clearing through the Federal Reserve Bank. A majority of the unplanned overdrafts are paid off the following day by the customer or the checks paid are returned and the charge against the account reversed.

At December 31, 2003 and 2002, the Bank had pledged securities available for sale of $23.2 million and $26.8 million, respectively, as collateral for municipal deposits and for deposits held by clients of the Bank’s trust department.

The Bank charges a penalty for the early withdrawal of principal from certificates of deposit. These early withdrawal penalties totaled $121,000, $163,000 and $196,000, respectively, in the years ending December 31, 2003, 2002 and 2001.

11. Borrowed Funds

The Company was obligated for borrowings as follows (000’s omitted):

	December 31,
	2003		2002
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements Non-FHLB	$461,910	2.73%	$269,260	5.08%
Repurchase agreements FHLB	185,000	5.42	200,000	5.39
FHLB advances	2,183,000	3.38	1,813,000	4.41
Secured line of credit	120,990	1.95	474,637	1.99
Mortgage payable	27	12.00	30	12.00
	$2,950,927	3.35%	$2,756,927	4.13%

The average balance of borrowings for the years ended December 31, 2003 and 2002 was $2,802,395,000 and $2,629,271,000 respectively. The maximum month-end balance of borrowings for the years ended December 31, 2003 and 2002 was $3,108,739,000 and $2,923,828,000, respectively. The interest expense for borrowings for years ended December 31, 2003 and 2002 was $109,554,000 and $115,889,000 respectively.

The Company’s borrowings at December 31, 2003 had contractual maturities as follows (000’s omitted):

	Amount	Weighted Average Rate
2004	$1,556,020	2.30%
2005	495,090	4.84
2006	145,800	4.62
2007	90,000	3.60
2008 and thereafter	664,017	4.39
	$2,950,927	3.35%

As of December 31, 2003, $1,056,824,000 of investment securities and $1,971,579,000 in mortgage loans were pledged as collateral for these borrowed funds.

At December 31, 2003, the Bank had available a $100.0 million line of credit with the Federal Home Loan Bank of New York and two Federal Funds lines of credit for $25.0 million and $10.0 million at two commercial banking institutions. These lines of credit were not in use at December 31, 2003. The Mortgage Company had a $250.0 million line of credit with Greenwich Capital at December 31, 2003. This line of credit was secured by loans held for sale and was also guaranteed by the Bank. The Bank guarantees the line of credit by agreeing to, among other things, repurchase loans that remain on the line for more than 60 days. The balance outstanding on this line as of December 31, 2003 was $121.0 million.

12. Employee Benefit Plans

Defined Benefit Plan.   Costs of the Company’s defined benefit plan are accounted for in accordance with SFAS No. 87 and 132. The following tables set forth the change in benefit obligations, the change in the plan assets, the current allocation of the plan assets, the funded status of the plan and the amounts recognized in the accompanying consolidated financial statements at December 31, 2003 and 2002 based upon the latest available actuarial measurement dates of December 31, 2003 and 2002. For the year ending December 31, 2004, the Company expects there will be no employer contributions to the Plan.

The Company amended the defined benefit plan to freeze future benefit accruals on December 31, 1999.

	December 31,
	2003	2002
	(000’s omitted)
Projected benefit obligation, beginning of year	$21,619	$20,016
Interest cost	1,381	1,369
Benefits paid	(1,099)	(1,025)
Actuarial loss	759	1,259
Projected benefit obligation, end of year	$22,660	$21,619

The following table sets forth the plan’s change in plan assets:

	December 31,
	2003	2002
	(000’s omitted)
Fair value of the plan assets, beginning of year	$22,477	$25,052
Actual return on plan assets	3,932	(4,050)
Employer contributions	—	2,500
Benefits paid	(1,099)	(1,025)
Fair value of plan assets, end of year	$25,310	$22,477
Funded status	$10,286	$6,945
Employer contribution	—	2,500
Unrecognized net actuarial loss (gain)	(152)	841
Prepaid cost	$10,134	$10,286

The following table sets forth the plan’s weighted-average asset allocations at January 1, 2003 and 2004, by asset category.

Asset Category	Plan assets at December 31, 2003	Plan assets at December 31, 2002
Equity securities	69%	58%
Debt Securities (Bond Mutual Funds)	31%	42%
Real Estate	0%	0%
Other	0%	0%
Total	100%	100%

Investment Policies and Strategies for Plan Assets.   Plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the “Trust”), a no load series open-ended mutual fund. In addition, a small portion of the assets (less than 1%) is invested in RS Group common stock. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, investment strategies and risks, as detailed in the Trust’s prospectus. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the plan is no longer underfunded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range).

The investment goal is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the Trust are expected to provide above average performance when compared to their peer managers. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

The components of net pension expense are as follows:

	Year Ended December 31,
	Actual 2003	Actual 2002	Actual 2001	Projected 2004
Service cost—benefits earned during the year	$—	$—	$—	$—
Interest cost on projected benefit obligation	1,381	1,368	1,363	1,384
Net amortization and deferral	—	—	—	—
Expected return on plan assets	(1,977)	(2,209)	(2,493)	(2,232)
Deferred investment (gain)	748	—	(29)	503
Net pension (income) expense	$152	$(841)	$(1,159)	$(345)
Major assumptions utilized:
Weighted average discount rate	6.25%	6.50%	7.00%	6.25%
Expected long-term rate of return on assets	9.00%	9.00%	9.00%	9.00%

The long-term rate-of-return-on assets assumption was set based on historical return earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s target allocation, the expected rate of return is determined to be 9.0% which is roughly the midpoint of the range of expected return.

For the year ended December 31, 2004, the Company does not expect to make any contributions.

Postretirement Benefits.   The Company provides postretirement benefits, including medical care and life insurance, which cover substantially all active employees hired prior to December 31, 1999 upon their retirement.

The Company postretirement benefits are unfunded. The following table shows the components of the plan’s accrued postretirement benefit cost included in other liabilities in the consolidated statements of financial condition as of December 31, 2003 and 2002 based upon the latest acturial measurement dates of October 1, 2003 and 2002.

	December 31,
	2003	2002
	(000’s omitted)
Accumulated postretirement benefit obligations:
Retirees	$2,345	$1,712
Other fully eligible participants	4,521	3,559
Unrecognized gain (loss)	(1,616)	(404)
Unrecognized past service liability	209	284
Accrued postretirement benefit cost	$5,459	$5,151

Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	Actual 2003	Actual 2002	Actual 2001	Projected 2004
	(000’s omitted)
Service cost—benefits attributed to service during period	$265	$240	$209	$329
Interest cost on accumulated postretirement Benefit obligation	349	295	273	422
Amortization of:
Unrecognized (gain) loss	—	—	(31)	82
Unrecognized past service liability	(75)	(75)	(75)	(75)
Net period postretirement benefit cost	$539	$460	$376	$758

The estimated net periodic postretirement cost for the year 2004 is $758,000 and of this amount $249,000 is the estimated employer contribution.

The average health care cost trend rate assumptions significantly affects the amounts reported. The assumed health care cost trend rates and discount rate utilized at December 31, 2003 and 2002 were the following:

	2003	2002
Discount Rate	6.25%	6.75%
Health care trend rate assumed for next year	10.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.75%	4.50%
Year that the rate reaches the ultimate trend rate	2010	2008

A one percentage-point change in assumed health care cost trend rates would have the following effect:

	One Percentage Point Increase	One Percentage Point Decrease
	(000’s omitted)
Effect on total of service and interest cost	47	(50)
Effect on post retirement benefit obligation	420	(479)

401(k) Plan.   The Bank has a 401(k) plan (the “401(k) Plan”) covering substantially all full-time employees. The 401(k) Plan provides for employer matching contributions subject to a specified maximum and also contains a profit-sharing feature which provides for contributions at the discretion of the Company. The 401(k) Plan expense in 2003, 2002 and 2001 was matched through stock contributions under the ESOP at the Bank and through cash contributions at the Mortgage Company. The amounts matched for the years ended December 31, 2003, 2002 and 2001 were approximately $1,620,000, $960,000 and $686,000, respectively.

Employee Stock Ownership Plan.   The Employee Stock Ownership Plan (“ESOP”) borrowed $41,262,000 from the Company in 1997 and used the funds to purchase 6,877,000 shares of the Company’s stock issued in the conversion. The loan has an interest rate of 8.25% and is being repaid over a 15-year period. The loan was issued on December 19, 1997. Shares purchased are held in a suspense account for allocation among the participants as the loan is paid. Contributions to the ESOP and shares released from the loan collateral are in an amount proportional to repayment of the ESOP loan. Shares allocated are first used for the employer matching contribution for the 401(k) plan, with the remaining shares allocated to the participants based on compensation as described in the ESOP in the year of allocation. The vesting schedule is the same as the Bank’s current 401(k) plan. Forfeitures from the 401(k) matching contributions are used to reduce future employer 401(k) matching contributions, while forfeitures from shares allocated to the participants are allocated among the participants in the same way as contributions. There were 457,808 shares allocated in the ESOP in each of the years 2003, 2002 and 2001.

Compensation expense for the ESOP is recorded in accordance with SOP 93-6, which requires the compensation expense to be recorded during the period in which the shares become committed to be released to participants. The compensation expense is measured based upon the fair market value of the stock during the period, and, to the extent that the fair market value of the shares committed to be released differs from the original cost of such share, the difference is recorded as an adjustment to additional paid in capital. The Company recorded compensation expense of $7,749,000, $8,417,000 and $5,437,000 for the ESOP for the years ended December 31, 2003, 2002 and 2001, respectively.

Recognition and Retention Plan.   The Company maintains the 1998 Recognition and Retention Plan (the “RRP”), which was implemented in July 1998, for the directors and officers of the Company. The objective of the RRP is to enable the Company to provide officers and directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During 1998, the RRP purchased 3,438,500 shares of common stock of the Company or 4% of the common stock sold in the Conversion on the open market. These purchases were funded by the Company. Awards vest at a rate of 20% per year for directors and officers, commencing one year from the date of award. Awards become 100% vested upon retirement, termination of employment due to death or disability or upon change of control. The Company recorded compensation expense of $3,318,000, $5,872,000 and $5,991,000 for the RRP for the years ended December 31, 2003, 2002 and 2001, respectively.

The following table sets forth the activity in the RRP:

	Year Ended December 31,
	2003		2002		2001
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Granted	—	$—	—	$—	—	$—
Vested	551,850	10.09	595,710	10.09	597,010	10.09
Forfeited	400	9.31	22,460	10.13	13,690	10.03
Shares available for grant	392,290		391,890		369,430

Stock Option Plan.   The Company maintains the Stock Option Plan. Pursuant to the Stock Option Plan, the Company has reserved 8,596,250 shares of common stock for future issuance, which is equal to 10% of the common stock sold in the Conversion. Under the Stock Option Plan, stock options (which expire 10 years from the date of grant) have been granted to the directors, officers and certain employees of the Bank and the Mortgage Company. Each option entitles the holder to purchase one share of the Company’s common stock at an exercise price equal to the fair market value of the stock at the date of the grant. Options will be exercisable in whole or in part over the vesting period. The options vest ratably over a three-to five-year period. However, all options become 100% exercisable in the event the employee terminates his or her employment due to retirement, death or disability or upon change of control.

The Company accounted for the Stock Option Plan as a variable award plan using the intrinsic value method prescribed in APB No. 25 from plan inception through September 24, 2002. Compensation expense was recorded on all outstanding options equal to the difference between the option exercise price and the fair market value of the Company’s common stock at the exercise date or at the financial reporting date, whichever is earlier. Effective September 24, 2002, the Company reestablished the Stock Option Plan as a fixed plan under APB No 25. and no compensation expense was recorded during the year ended

December 31, 2003. The resulting non-cash charge to compensation expense for the years ended December 31, 2002 and 2001 was $6,249,000 and $27,234,000, respectively.

Stock Option Activity.   The following table sets forth activity in the Stock Option Plan and the weighted average fair value of the options granted:

	Year Ended December 31,
	2003		2002		2001
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	7,181,851	$13.07	7,246,262	$11.95	6,155,600	$11.34
Options granted	62,864	20.33	923,983	20.10	1,484,920	14.27
Options exercised	(2,087,263)	12.02	(902,438)	11.35	(324,858)	11.25
Options forfeited	(7,590)	15.05	(85,956)	12.23	(69,400)	11.28
Options outstanding end of year	5,149,862	13.58	7,181,851	13.07	7,246,262	11.95
Remaining options available for grant under plan	131,829		187,103		1,025,130
Exercisable options, end of Year	3,515,226	11.76	4,082,954	11.70	3,391,542	11.40
Weighted average fair value of options granted	$5.47		$6.13		$3.89

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	3.95%	3.43%	4.50%
Expected dividend yield	2.75	2.70	2.70
Volatility	33.57	36.41	30.74
Expected life in years	6	6	6

The following table shows stock options which were outstanding and stock options which were exercisable as of December 31, 2003.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/2003	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of 12/31/2003	Weighted Average Exercise Price
$ 8.156-10.195	180,800	6.1	9.289	112,400	$9.340
$10.195-12.234	2,967,643	4.5	11.438	2,967,643	11.438
$12.234-14.273	101,528	7.7	13.040	33,584	13.062
$14.273-16.312	915,986	7.8	14.380	381,074	14.380
$16.312-18.351	—	—	—	—	—
$18.351-20.390	983,905	9.0	20.115	20,525	20,100
	5,149,862	6.1	$13.575	3,515,226	$11.756

Supplemental Executive Retirement Plan.   In 1993, the Company adopted a Supplemental Executive Retirement Plan (the “Executive Plan”) for certain senior officers that provides for payments upon retirement, death or disability. The Company amended the Executive Plan to freeze future benefit accruals on December 31, 1999. The annual benefit is based upon annual salary (as defined) plus interest. Net periodic pension expense for the Executive Plan for the years ended December 31, 2003, 2002 and 2001 was approximately $160,00, $145,000 and $134,000, respectively.

13. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2003	2002	2001
	(000’s omitted)
Current:
Federal	$476	$50,763	$33,613
State and Local	945	6,665	4,433
	1,421	$57,428	38,046
Deferred	10,319	9,348	(14,080)
	$11,740	$66,776	$23,966

The income tax expense (benefit) for the combined operations is composed of the following:

	Year Ended December 31,
	2003	2002	2001
	(000’s omitted)
Continuing operations	$42,791	$44,904	$15,085
Discontinued operations	(31,051)	21,872	8,881
Combined operations	$11,740	$66,776	$23,966

The following tables reconcile the federal statutory rate to the Company’s effective tax rate:

	Year Ended December 31, 2003
	Amount	Percentage of Pretax Income
	(000’s omitted)
Federal tax at statutory rate	$8,599	35.0%
State and local income taxes (net of Federal tax benefit)	776	3.2
Tax-exempt dividend income	(119)	(5.0)
Increase in cash surrender value of BOLI	(2,690)	(11.0)
Excess executive compensation	937	3.7
ESOP permanent difference	1,757	7.2
Other	2,480	10.1
Income tax provision	$11,740	47.8%

	Year Ended December 31, 2002
	Amount	Percentage of Pretax Income
	(000’s omitted)
Federal tax at statutory rate	$56,848	35.0%
State and local income taxes (net of Federal tax benefit)	6,998	4.3
Tax-exempt dividend income	(277)	(0.2)
Increase in cash surrender value of BOLI	(2,644)	(1.6)
Other	5,851	3.6
Income tax provision	$66,776	41.1%

	Year Ended December 31, 2001
	Amount	Percentage of Pretax Income
	(000’s omitted)
Federal tax at statutory rate	$24,395	35.0%
State and local income taxes (net of Federal tax benefit)	(601)	(0.9)
Tax-exempt dividend income	(895)	(1.3)
Increase in cash surrender value of BOLI	(2,525)	(3.6)
Amortization of goodwill	1,609	2.3
Other	1,983	2.9
Income tax provision	$23,996	34.4%

The components of the net deferred tax asset at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	(000’s omitted)
Assets:
Allowance for loan losses	$11,034	$9,464
Postretirement benefit accrual	2,467	2,307
Non-accrual loans	842	1,033
Deferred compensation	941	935
ESOP shares	2,500	2,307
Deferred loss on impaired securities	1,197	3,345
Deposit premium	395	264
Stock options	7,361	11,474
Other	8,728	17,710
Valuation allowance	(528)	—
Total assets	34,937	48,839
Liabilities:
Bad debt recapture under Section 593	—	417
Pension plan and curtailment gain	4,619	3,502
Fixed-asset tax basis adjustment	708	708
Bond discounts	56	1,507
Unrealized gain on AFS securities	6,393	8,352
Loan servicing asset	1,335	1,271
Other	1,368	1,056
Gross deferred tax liability	14,479	16,813
Net deferred tax asset	$20,458	$32,026

At December 31, 2003 and 2002, the deferred tax asset is included in other assets in the Company’s accompanying consolidated financial statements.

The net deferred tax asset at December 31, 2003 and 2002 represents the anticipated federal, state and local tax benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. A valuation allowance of $528,000 has been provided for the deferred asset relating to the New York State net operating loss carry forward. Based upon current facts, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. However, there can be no assurance about the level of future earnings.

Bad Debt Deduction.   Through January 1, 1996, under Section 593 of the Internal Revenue Code, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Bank’s deduction with respect to “qualifying loans,” which are generally loans secured by certain interests in real property, was computed using an amount based on the Bank’s actual loss experience (the “Experience Method”) or a percentage equal to 8% of the Bank’s taxable income (the “PTI Method”), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions or additions to the Bank’s bad debt reserve are permitted under the New York State Bank Franchise Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI Method was approximately 32% rather than 8%.

Effective January 1, 1996, Section 593 was amended, and the Bank is unable to make additions to its federal tax bad debt reserve, however the Bank is permitted to deduct bad debts only as they occur and is additionally required to recapture (i.e., take into taxable income) the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. This amount has been completely recaptured by December 31, 2003. At December 31, 2003 the Bank’s total federal pre-1988 reserve was approximately $11.7 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made. In addition, in the event of certain distributions or a complete liquidation, the Bank would be required to recapture pre-1988 reserve method deductions of $11.7 million. The Bank has not provided any deferred tax liability for the recognition of such reserve. Management has no intention of taking any such actions.

The New York State and New York City tax law has been amended to prevent a similar recapture of the Bank’s bad debt reserve and to permit continued future use of the bad debt reserve method for purposes of determining the Bank’s New York State and New York City tax liability. This change also provides for an indefinite deferral of the recapture of the bad debt reserves generated for New York State and New York City purposes.

Should the Bank fail to meet certain statutory tests, including maintaining at least 60% of its assets in certain qualifying assets, the Bank would be required to include into taxable income the amount that the State and City tax bad debt reserves exceed the corresponding Federal reserve. As of December 31, 2003 the Bank has not provided any deferred tax liability for recognition of the Bank’s excess State and City reserves of approximately $105.0 and $111.0 million, respectively. In addition, the Bank’s qualifying asset percentage exceeded the 60% threshold at December 31, 2003.

State, Local and Other Taxes.   The Company files state and local tax returns on a calendar-year basis. State and local taxes imposed on the Company primarily consist of New York State Franchise tax, New York City Financial Corporation tax, Delaware Franchise tax and state taxes for an additional 40 states. These additional state taxes are attributable to the operation of SIB Mortgage Corp., which originates or does business in these additional locations. The Company’s annual liability for New York State and New York City purposes is the greater of a tax on income or an alternative tax based on a specified formula. Liability for other state taxes are determined in accordance with the applicable local tax code.

14. Treasury Stock

The Company purchased 2.1 million and 3.1 million treasury shares at an aggregate cost of $35.6 million and $60.2 million during 2003 and 2002, respectively. During 2003 and 2002, 2.1 million and 902,438 shares, respectively, were reissued for the exercise of stock options. As of December 31, 2003, there were 30.0 million shares held as treasury stock. In July 2002, the Company announced its ninth stock repurchase program for 3.0 million shares of the Company’s common stock which represented 5% of the then outstanding common stock. At December 31, 2003, 305,177 shares remained to be repurchased under this program. The number of shares have been adjusted for the 2-for-1 stock split in November 2001. See “Common Stock” in Note 2, above.

15. Earnings Per Share Reconciliation

Earnings per share has been computed based on the following for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
	2003	2002	2001
	(000’s omitted, except per share amounts)
Net income from continuing operations	$57,117	$66,086	$33,328
Net (loss) income from discontinued operations	(44,288)	29,561	12,405
Cumulative effect of account change, net of tax	—	4,731	—
Net income	$12,829	$100,378	$45,733
Weighted average common shares outstanding	54,333	55,841	60,180
Weighted average potential common shares	2,167	2,424	955
Total weighted average common shares and potential common shares	56,500	58,265	61,135
Basic earnings per share:
Net income from continuing operations	$1.05	$1.18	$0.55
Net (loss) income from discontinued operations	(0.81)	0.53	0.21
Cumulative effect of accounting change, net of tax	—	0.09	—
Net income	$0.24	$1.80	$0.76
Diluted earnings per share:
Net income from continuing operations	$1.01	$1.13	$0.55
Net (loss) income from discontinued operations	(0.78)	0.51	0.20
Cumulative effect of accounting change, net of tax	—	0.08	—
Net income	$(0.23)	$1.72	$0.75

The computation of diluted earnings per share includes weighted average common shares outstanding and potential common shares. Potential common shares that are antidilutive are not included in the computation of diluted earnings per share. Options to exercise 983,905 shares were excluded from the above calculation because the effect would have been antidilutive for the year ended December 31, 2003.

16. Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Year Ended December 31,
	2003	2002	2001
	(000’s omitted)
Unrealized holding gains (losses) on available for sale securities	$(4,830)	$2,108	$8,656
Reclassification adjustment for (gains) losses realized in income	(611)	395	14,613
Net unrealized gains (losses)	(5,441)	2,503	23,269
Tax effect	2,157	(688)	(10,578)
Net-of-tax amount	$(3,284)	$1,815	$12,691

17. Related Party Transactions

In the ordinary course of business, the Bank has extended credit to various officers of the Company.

At December 31, 2003 and 2002, the Bank had balances outstanding from various officers totaling $8,741,000 and $8,756,000 respectively. During 2003, there were loan originations of $2,063,000 and loan repayments of $2,078,000 on the loans held by various officers of the Bank.

18. Discontinued Operations (Agreement and Plan of Merger)

As previously announced, the Company and Independence Community Bank Corp. (“Independence”) entered into an Agreement and Plan of Merger, dated as of November 24, 2003, pursuant to which the Company will merge with and into Independence (“the Merger”). In connection with the Merger, the Company has agreed to sell a substantial portion of the assets and operations of SIB Mortgage Corp., the Bank’s mortgage banking subsidiary (“SIB Mortgage”), as part of a plan to exit the mortgage banking business. As a result of these plans, under generally accepted accounting principles, the Company must report the Bank’s results as “continuing operations” and the results of the mortgage banking business of SIB Mortgage as “discontinued operations.” Prior to the execution of the Merger agreement, the operations of SIB Mortgage were included in the Company’s financial statement as a separate segment.

Pursuant to the agreement with Lehman Brothers Bancorp Inc., which is anticipated to close as of March 1, 2004, 24 offices of SIBMC will be sold to Lehman Brothers Bancorp Inc. or an affiliate as well as the majority of SIBMC’s remaining “pipeline” of loan applications in process. By March 31, 2004 it also is anticipated that Lehman Brothers Bancorp, Inc. or an affiliate will purchase approximately $500.0 million of SIBMC’s remaining loans held for sale. During March 2004, it is anticipated that the other offices of SIBMC are either to be transferred to other purchasers, closed or will be operating only in a limited capacity to complete the processing of certain loan applications in process. SIBMC is no longer accepting any new business and its operations currently are limited to completing such sales and matters related to the cessation of business.

The assets and liabilities from discontinued operations at December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
	(000’s omitted)
Assets:
Cash, cash equivalents and securities	$26,163	$30,879
Loans receivable held for sale	1,062,444	1,729,861
Loans, net	54,398	103,322
Other assets	83,038	100,541
Total assets	$1,226,043	$1,964,603
Liabilities:
Borrowed funds	$1,147,311	$1,803,701
Other liabilities	46,700	84,582
Total equity	32,032	76,320
Total liabilities and equity	$1,226,043	$1,964,603

The statements of income from discontinued operations for the years ended December 31, 2003, 2002 and 2001 follow:

	December 31,
	2003	2002	2001
	(000’s omitted)
Interest income and fees on loans	$118,263	$101,012	$63,219
Interest expense on borrowed funds	71,273	67,725	51,556
Net interest income	46,990	33,287	11,663
Provision for loan losses	655	4,724	3,292
NII after provision	46,335	28,563	8,371
Net gains on loan sales	351,763	205,723	91,488
Unrealized gain (loss) on derivative transactions	(64,415)	12,587	1,020
Loan fees	51,438	28,436	15,929
Other income	338,786	246,746	108,437
Personnel	67,072	43,172	22,275
Commissions	280,368	129,327	51,687
Occupancy & equipment	10,207	6,167	3,257
Amortization of intangible assets	87	97	265
Data processing	256	8	58
Marketing	5,548	2,842	772
Professional fees	11,493	9,520	1,841
Stationery and supplies	5,873	3,173	1,575
Other	79,556	29,570	13,792
Other expenses	460,460	223,876	95,522
Income (loss) before income taxes	(75,339)	51,433	21,286
Provision (benefit) for income taxes	(31,051)	21,872	8,881
Income (loss) before cumulative effect of accounting change	(44,288)	29,561	12,405
Cumulative effect of accounting change	—	4,731	—
Net income (loss)—discontinued operations	$(44,288)	$34,292	$12,405

19. Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as standby letters of credit, which the Company considers to be guarantees under FIN 45 and certain commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. The Company uses the same policies in making commitments as it does for on-balance sheet instruments. No material losses are anticipated as a result of these transactions. The Company was contingently liable under standby letters of credit in the amount of $6.4 million at both December 31, 2003 and 2002, respectively.

In addition, at December 31, 2003 and 2002, mortgage loan commitments and unused balances under revolving credit lines approximated $1.2 billion and $1.5 billion, respectively. As of December 31, 2003 and 2002, the Mortgage Company had commitments to sell loans of $424.0 million and $2.7 billion, respectively.

Total operating rental commitments on branch offices and other facilities, which expire at various dates through September 2017, exclusive of renewal options, are as follows (000’s omitted):

2004	$8,635
2005	6,681
2006	5,894
2007	4,539
2008	3,031
2009 and thereafter	11,806
$40,586

Rental expense included in the consolidated statements of income was approximately $7,821,000 $5,323,000 and $3,549,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

20. Disclosures About Fair Value of Financial Instruments

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

Loans.   For loans, fair value is based on the credit and interest rate characteristics of individual loans. The loans are stratified by type, maturity, interest rate, underlying collateral, where applicable and credit quality ratings. For residential loans fair value was based on published market values of comparable securities in the mortgage backed securities market with an adjustment to the spread to reflect whole loans. For commercial loans fair value is estimated by discounting scheduled cash flows through the maturities of the loans using discount rates, which in management’s opinion best reflect current market rates that would be charged on loans with similar characteristics and credit quality.

Mortgage Loans Held for Sale.   The fair values of these financial instruments were based upon the published mark to market pricing information available as of December 31, 2003 and 2002. In December 2003 the Company designated a hedging relationship for a majority of the loans held for sale and forward sale agreement with an investor. Due to this agreement the changes in the fair value of the loans are highly correlated to the changes in the fair value of the forward sales derivative contract, resulting in the loans being recorded on the balance sheet at the estimated fair value as of December 31, 2003.

Deposit Liabilities.   The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Demand deposits, savings accounts and certain money market deposits are valued at their carrying value. In the Company’s opinion, these deposits could be sold at a premium based on management’s knowledge of the results of recent sales of financial institutions in the New York City area.

Advances From Borrowers for Taxes and Insurance.   The carrying amount is a reasonable estimate of fair value.

Borrowed Funds.   Fair value is based on discounted contractual cash flows using current market interest rates for comparable borrowings.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2003
	Carrying Amount	Fair Value
	(000’s omitted)
Financial assets:
Cash and due from banks	$100,699	$100,699
Federal funds sold	137,000	137,000
Securities available for sale	2,012,520	2,012,520
Federal Home Loan Bank of NY stock	118,400	118,400
Loans held in portfolio	3,551,359	3,660,754
Less—Allowance for loan losses	(25,441)	—
Loans held for sale	1,200,031	1,200,031
Accrued interest receivable	26,150	26,150
Financial liabilities:
Savings and demand deposits	2,632,259	2,632,259
Certificates of deposit	1,215,089	1,227,009
Borrowed funds	2,950,927	3,043,344
Advances from borrowers for taxes and insurance	21,931	21,931
Accrued interest payable	13,145	13,145

	December 31, 2002
	Carrying Amount	Fair Value
	(000’s omitted)
Financial assets:
Cash and due from banks	$137,085	$137,085
Federal funds sold	237,000	237,000
Securities available for sale	911,432	911,432
Federal Home Loan Bank of NY stock	112,150	112,150
Loans held in portfolio	3,445,265	3,568,297
Less—Allowance for loan losses	(22,773)	—
Loans held for sale	1,729,890	1,733,309
Accrued interest receivable	23,976	23,976
Financial liabilities:
Savings and demand deposits	2,358,764	2,358,764
Certificates of deposit	1,105,370	1,126,491
Borrowed funds	2,756,927	2,882,313
Advances from borrowers for taxes and insurance	23,537	23,537
Accrued interest payable	14,897	14,897

The estimated fair values of the Company’s derivative financial instruments as of December 31, 2003 and 2002, respectively, are as follows:

	December 31, 2003
	Notional	Carrying Amount	Fair Value
	(000’s omitted)
Derivatives related to Mortgage loans held for sale:
Forward delivery commitments	$1,696,235	$(16,855)	$(16,855)
Commitments to purchase/originate mortgages	684,573	(5,510)	(5,510)

	December 31, 2002
	Notional	Carrying Amount	Fair Value
	(000’s omitted)
Derivatives related to Mortgage loans held for sale:
Forward delivery commitments	$1,465,000	$(16,061)	$(16,061)
Commitments to purchase/originate mortgages	1,766,783	20,971	20,971

The Company’s derivative financial instruments illustrated above are held for purposes other than trading. Fair value amounts were determined based upon available market information.

Mortgage Loans Held for Sale and Commitments to Purchase/Originate Mortgages.   Prior to the closing and funds disbursement on a single-family residential mortgage loan, the Company generally extends an interest rate locked commitment to the borrower. Such commitments obligate the Company to close the mortgage loan at a specified rate of interest provided the conditions to closing are satisfied. However, a period of 15 to 90 days, or more, generally elapses between the time such commitments are issued and the time that the Company sells the closed mortgage loans into the secondary market. During such time, the Company is subject to risk that market rates of interest may change, since the price that investors will pay for mortgage loans purchased from the Company is dependent, in part, on the difference between the interest rate on such loans and the then-current rate. Rates are based on long-term (generally 10-year) U.S. Treasury bonds plus a margin (with any such difference referred to as the spread). If market rates of interest rise, the spread between locked loans and the U.S. Treasury rate will widen and investors generally will pay less to purchase such loans resulting in a reduction in the amount of the Company’s gain recognized on sale or, in some instances, a loss. In an effort to mitigate such interest rate risk, substantially at the same time the Company extends an interest rate locked commitment to its borrower, it also enters into forward delivery sales commitments. Pursuant to the forward sales commitments, the Company agrees to deliver whole mortgage loans to various investors or to issue FNMA and/or FHLMC mortgage-backed securities. Gains and losses resulting from changes in value of forward sale commitments are recognized in earnings in the current period.

21. Regulatory Matters

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes a number of mandatory supervisory measures on banks and thrift institutions. One of the items FDICIA imposed was certain minimum capital requirements or classifications. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s semiannual FDIC deposit insurance premium assessments to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. Set forth below is a summary of the Bank’s compliance with OTS capital standards as of December 31, 2003 and 2002 (000’s omitted):

	December 31, 2003
	Actual	Percent	Required	Percent
SI Bank & Trust:
Tangible capital	$464,996	6.30%	$110,675	1.50%
Core capital	466,426	6.32	295,191	4.00
Risk-based capital	490,569	12.34	318,932	8.00

	December 31, 2002
	Actual	Percent	Required	Percent
SI Bank & Trust:
Tangible capital	$475,722	6.98%	$102,224	1.50%
Core capital	477,635	7.01	272,673	4.00
Risk-based capital	497,591	13.28	299,653	8.00

As part of the IPO in December 1997, in accordance with the requirements of the OTS, the Bank established a liquidation account for $183,947,000 which was equal to its capital as of the date of the latest consolidated statement of financial condition (September 30, 1997) appearing in the IPO prospectus supplement. The liquidation account is reduced to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held. This account had a balance of $26,373,000 at December 31, 2003.

In addition to the restriction described above, the Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

22. Staten Island Bancorp, Inc.

The following condensed statements of financial condition as of December 31, 2003 and 2002 and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2003 represent the parent-company-only financial information and should be read in conjunction with the consolidated financial statements and the notes thereto.

Condensed Statements of Financial Condition

	December 31,
	2003	2002
	(000’s omitted)
Assets:
Cash	$7,339	$62
Securities available for sale	40,137	33,506
Investment in Bank	526,682	547,222
ESOP loan receivable from Bank	30,409	32,606
Other assets	2,802	13,677
Total assets	$607,369	$627,073
Liabilities:
Loan payable to Bank	$—	$7,840
Accrued interest and other liabilities	2,404	4,965
Total liabilities	2,404	12,805
Stockholders’ equity:
Common stock	903	903
Additional paid-in capital	600,592	586,405
Retained earnings	374,987	391,739
Unallocated ESOP shares	(24,722)	(27,468)
Unearned RRP shares	(3,854)	(8,894)
Less—Treasury stock (29,969,828 and 29,991,227 shares at December 31, 2003 and 2002, respectively) at cost	(351,222)	(339,982)
Accumulated other comprehensive income, net of tax	8,281	11,565
Total stockholders’ equity	604,965	614,268
Total liabilities and stockholder’s equity	$607,369	$627,073

Condensed Statements of Income

	Year Ended December 31,
	2003	2002	2001
	(000’s omitted)
Income:
Investment income	$1,167	$2,153	$5,159
Other interest income	—	34	50
Interest income ESOP loan	2,623	2,795	2,954
Other income	—	32	600
Loss on sale of investments	(2,719)	(1,442)	(1,341)
	1,071	3,572	7,422
Expenses:
Interest expense	654	2,245	3,819
Other expense	2,521	660	423
Income (loss) before provision (benefit) forincome taxes and equity in undistributed earnings of Bank	(2,104)	667	3,180
Provision for income taxes	391	2,052	1,676
Income (loss) before equity in undistributed earnings of Bank	(2,459)	(1,385)	1,504
Equity in undistributed earnings of Bank	15,324	101,763	44,229
Net income	$12,829	$100,378	$45,733

Condensed Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(000’s omitted)
Cash flows from operating activities:
Net income	$12,829	$100,378	$45,733
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of Bank	(15,324)	(101,763)	(44,229)
Impairment loss on available for sale securities	819	2,591	—
Loss (gain) on sale of available-for-sale Securities	1,900	(1,149)	1,341
Decrease in accrued interest receivable	—	9	278
Decrease in other assets	9,730	—	1,493
Increase in accrued interest payable	2,561	1,990	1,404
Decrease (increase) in deferred income taxes	1,145	(2,267)	—
Net cash used in provided by operating activities	13,660	(211)	6,020
Cash flows from investing activities:
Decrease in investment in Bank	39,586	67,285	56,346
Sales of available-for-sale securities	895	38,540	75,072
Purchases of available-for-sale securities	(5,457)	(11,169)	(24,449)
Principal collected on ESOP loan	2,197	2,025	1,866
Net cash (used in) provided by investing activities	37,221	96,681	108,835
Cash flows from financing activities:
Increase (decrease) in borrowings	(7,840)	(32,222)	6,871
Exercise of stock options	29,371	10,244	3,654
Dividends paid	(29,581)	(25,847)	(19,418)
Purchase of treasury stock	(35,616)	(60,163)	(104,362)
Net cash used in financing activities	(43,666)	(107,988)	(113,255)
Net increase (decrease) in cash and cash equivalents	7,215	(11,518)	1,600
Cash and cash equivalents, beginning of year	62	11,580	9,980
Cash and cash equivalents, end of year	$7,277	$62	$11,580

23. Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 is presented below. All per share amounts, including earnings per share, cash dividends declared per share and stock price amounts have been adjusted to reflect the stock dividend:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(000’s omitted, except per share data)
2003:
Interest income	$78,497	$77,479	$80,154	$82,386
Interest expense	36,372	38,432	38,824	40,891
Net interest income	42,125	39,047	41,330	41,495
Provision for loan losses	1,446	1,895	2,779	848
Service and fee income	6,818	7,424	7,257	6,606
Loan fees and gains	(4,643)	1,417	(896)	52
Unrealized gain (loss) on derivative transactions	2,091	(3,625)	66	1,826
Other income	1,921	1,931	1,936	1,899
Securities transactions	252	46	(3)	316
Non-interest expense	23,054	22,046	21,982	22,730
Income from continuing operations before income taxes	24,064	22,299	24,929	28,616
Income taxes	10,439	9,190	11,260	11,902
Income from continuing operations after tax	13,625	13,109	13,669	16,714
Income from discontinued operations after tax	(60,330)	(3,286)	10,600	8,728
Net Income	(46,705)	9,823	24,269	25,442
Basic earnings per share—
Net income from continuing operations	0.26	0.25	0.24	0.30
Net income (loss) from discontinued operations	(1.11)	(0.06)	0.20	0.16
Net income (loss)	(0.85)	0.19	0.44	0.46
Diluted earnings per share—
Net income from continuing operations	0.24	0.24	0.24	0.29
Net income (loss) from discontinued operations	(1.06)	(0.06)	0.19	0.15
Net income (loss)	(0.82)	0.18	0.43	0.44
Dividends declared per common share	0.14	0.14	0.13	0.13
Stock price per common share
High	23.37	22.70	20.50	21.73
Low	19.10	19.08	14.94	14.36
Close	22.50	19.45	19.48	14.92

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(000’s omitted, except per share data)
2002:
Interest income	$88,317	$93,433	$90,398	$86,363
Interest expense	44,436	46,938	46,221	45,685
Net interest income	43,881	46,495	44,177	40,678
Provision for loan losses	2,000	230	1,100	800
Service and fee income	3,955	3,947	3,649	3,223
Loan fees and gains	452	891	(806)	891
Unrealized gain (loss) on derivative transactions	—	—	—	—
Other income	1,928	1,918	4,879	1,829
Securities transactions	(2,506)	1,512	432	167
Non-interest expense	21,201	6,232	20,167	38,872
Income from continuing operations before income taxes	24,509	48,301	31,064	7,116
Income taxes	10,245	19,704	12,371	2,584
Income from continuing operations after tax	14,264	28,597	18,693	4,532
Income from discontinued operations after tax	10,298	11,879	1,892	5,492
Cumulative effect of change in accounting for FAS #133	—	4,731	—	—
Net Income	24,562	45,207	20,585	10,024
Basic earnings per share—
Net income from continuing operations	0.26	0.51	0.33	0.08
Net income (loss) from discontinued operations	0.19	0.21	0.03	0.10
Cumulative effect of change in accounting principle	—	0.09	—	—
Net income (loss)	0.45	0.81	0.36	0.18
Diluted earnings per share—
Net income from continuing operations	0.25	0.49	0.31	0.08
Net income (loss) from discontinued operations	0.17	0.21	0.04	0.09
Cumulative effect of change in accounting principle	—	0.08	—	—
Net income (loss)	0.42	0.78	0.35	0.17
Dividends declared per common share	0.13	0.12	0.11	0.10
Stock price per common share
High	21.18	21.38	22.72	20.20
Low	12.96	14.74	18.00	16.07
Close	20.14	17.40	19.20	19.68

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

Information concerning the principal position with the Company and the Bank and principal occupation of each member of the Board during the past five years is set forth below.

Harry P. Doherty. Mr. Doherty has served as Chairman of the Board and Chief Executive Officer of the Bank since May 1990. Mr. Doherty has also served as a director of the Mortgage Company since 1998. Previously, Mr. Doherty served as President and Chief Operating Officer from 1989 to 1990 and Executive Vice President from 1987 to 1989. Mr. Doherty has been employed by the Bank since 1966. Mr. Doherty is a director of CBANYS and is Second Vice Chairman of Americas Community Bankers.

James R. Coyle. Mr. Coyle has served as President and Chief Operating Officer of the Bank since June 1990. Previously, Mr. Coyle served as Executive Vice President from 1987 to 1990 and as Chief Financial Officer from 1989 to 1990. Mr. Coyle has been employed by the Bank since 1970. Mr. Coyle also serves as Chairman of the Board of the Banks wholly owned subsidiary, SIB Mortgage Corp. (the Mortgage Company). Mr. Coyle serves as Director and Vice President of AMF Large Cap Equity Institutional Fund, Inc. Mr. Coyle is a member of the Professional Development Committee of American Community Bankers and is a member of Community Bankers Association of New York State

David L. Hinds, Director. Mr. Hinds retired from Deutsche Bank/Bankers Trust Company, New York, New York in May 2000 where he served as Managing Director and Partner for Global Cash Management and Trade Finance. Previously, Mr. Hinds led several operating divisions, a start-up technology division and a global marketing and sales organization at Deutsche Bank and Bankers Trust. Mr. Hinds is a director of Carver Bancorp, Inc. and SBLI Mutual Life Insurance Company. Mr. Hinds also is a co-founder of the Urban Bankers Coalition and former Chairman of the Executive Leadership Council.

Denis P. Kelleher, Director. Mr. Kelleher is Chief Executive Officer of Wall Street Access (formerly Wall Street Investors Services), a financial services company and member firm of the NYSE, located in New York City. Mr. Kelleher also serves as a director of The Ireland Fund, Inc., a closed end investment company listed on the NYSE having a main investment focus in Irish-based securities.

Craig G. Matthews, Director. Mr. Matthews retired from KeySpan Corporation, a natural gas and electric company, located in Brooklyn, New York in March 2002 where he served as Vice Chairman, Chief Operating Officer and Director. Mr. Matthews served as President and Chief Operating Officer of KeySpan and its principal gas subsidiary, KeySpan Energy Delivery, formerly, The Brooklyn Union Corporation, from 1999 to 2001 and Executive Vice President and Chief Financial Officer from 1998-1999.

Prior to May 28, 1998, he served as President and Chief Operating Officer of Brooklyn Union. Mr. Matthews currently serves as a director of Amerada Hess Corporation and Covanta Energy Corporation. In addition, Mr. Matthews serves as President of The Brooklyn Philharmonic Orchestra, a director of Polytechnic University and a member of the New York City and National Advisory Boards for the Salvation Army.

Julius Mehrberg, Director. Mr. Mehrberg is a principal and partner in various real estate development and management companies, primarily Fingerboard Estates Corp., located in Staten Island, New York.

John R. Morris, Director. Mr. Morris retired from Merrill Lynch in May 1997 where he served as a Vice President of the Capital Markets and Private Client groups. Mr. Morris has over 35 years of experience in the financial services area. Mr. Morris currently is a private investor and is self-employed as a consultant.

William E. O’Mara, Director. Mr. O’Mara retired from the firm of Wohl and O’Mara, civil engineers and land surveyors, located in Staten Island, New York in December 2001where he served as a consultant. Prior to January 2, 1998, he served as a partner in the firm.

Lenore F. Puleo, Director. Ms. Puleo is Executive Vice President of Client Services of KeySpan Corporation, Brooklyn, New York. Previously, Ms. Puleo served as Senior Vice President of KeySpan Corporation from 1994 to 2000. Ms. Puleo is a member of the Board of the United Way of New York City and is a member of the Board of The Eden II Program for Autistic Children and Adults, Staten Island, New York.

Allen Weissglass, Director. Mr. Weissglass is the Chairman of Magruder Color Company, Inc. (Magruder), a family-owned organic pigments manufacturer, located in Elizabeth, New Jersey. Previously, Mr. Weissglass served as President and Chief Executive Officer of Magruder from 1962 to 2002. Mr. Weissglass is a member of the Advisory Board of Liberty Mutual Insurance Co., East Hanover, New Jersey.

Executive Officers Who Are Not Directors

Set forth below is information concerning certain executive officers of the Company and the Bank or the Mortgage Company who do not serve on the Board of Directors of the Company. All executive officers are elected by the Board of Directors and serve until their successors are elected and qualified. No executive officer is related to any director or other executive officer of the Company by blood, marriage or adoption, and there are no arrangements or understandings between a director of the Company and any other person pursuant to which such person was elected an executive officer. Ages are reflected as of March 4, 2004.

Frank J. Besignano. Age 49 years. Mr. Besignano has served as Senior Vice President of the Bank for Marketing, Business Development and Compliance since May 1991. Mr. Besignano has been employed by the Bank since 1982 and previously served as Vice President and marketing officer.

John P. Brady. Age 52 years. Mr. Brady has served as Executive Vice President and Chief Lending Officer since May 1987. Mr. Brady has been employed by the Bank since 1982 and previously served as Vice President and mortgage officer and as the Community Reinvestment Act officer for the Bank. Mr. Brady is also a director of the Mortgage Company.

Donald C. Fleming. Age 55 years. Mr. Fleming has served as Senior Vice President and Chief Financial Officer since May 2003. Previously Mr. Fleming served as Senior Vice President for Strategic Planning and Technical Services since January 1997.

Ira Hoberman. Age 57 years. Mr. Hoberman has served as Executive Vice President of the Bank since July 2000. Prior to the merger of First State Bank with the Bank in January 2000, Mr. Hoberman served as President and Chief Executive Officer of First State Bank.

Deborah Pagano. Age 49 years. Ms. Pagano has served as Senior Vice President—Branch Administration for the Bank since May 1989. Ms. Pagano has been employed by the Bank since 1976 and previously served as Vice President of the Bank.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Companys officers and directors, and persons who own more than 10% of the Common Stock, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Other than the Company’s ESOP, the Company knows of no person who owns 10% or more of the Common Stock.

Based solely on review of the copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that with respect to 2003, the Company’s officers and directors satisfied the reporting requirements promulgated under Section 16(a) of the Exchange Act, except with respect to Mr. Besignano who was late reporting one transaction on Form 4, which has since been reported.

In light of the Company’s pending merger with ICBC, which is expected to be completed in the second quarter of 2004, (i) its board of Directors has not made any determination with respect to an audit committee financial expert and (ii) has not adopted a code of ethics (although SI Bank & Trust has had a code of ethics in place which is applicable to the Company’s executive officers).

Item 11.   Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation paid the Company’s and the Bank’s Chief Executive Officer, the four other most highly compensated named executive officers of the Bank and the President of the Mortgage Company, the Bank’s wholly-owned subsidiary. All cash compensation is paid by the Bank or the Mortgage Company. The Company does not pay any additional cash amounts for services provided by the below named executive officers.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
						Securities
				Other Annual	Restricted	Underlying	LTIP	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Stock	Options	Payouts	Compensation(2)
Harry P. Doherty	2003	$715,000	$—	—	—	—	—	$310,395
Chairman and Chief	2002	682,000	170,500	—	—	243,971	—	279,144
Executive Officer	2001	650,000	422,500	—	—	400,000	—	274,788
James R. Coyle	2003	$472,000	$—	—	—	—	—	$228,159
President and Chief	2002	472,000	94,400	—	—	129,763	—	203,935
Operating Officer	2001	450,000	234,000	—	—	220,000	—	200,978
John P. Brady	2003	$240,000	$—	—	—	—	—	$149,647
Executive Vice	2002	210,000	50,400	—	—	32,692	—	110,102
President	2001	195,000	37,440	—	—	50,000	—	106,870
Ira Hoberman	2003	$275,000	$—	—	—	—	—	$80,475
Executive Vice	2002	350,000	—	—	—	26,002	—	67,940
President	2001	350,000	—	—	—	35,000	—	56,428
Donald Fleming	2003	$250,000	$—	—	—	—	—	$90,833
Sr. Vice President	2002	160,000	34,800	—	—	24,908	—	76,753
Chief Financial Officer	2001	150,000	55,350	—	—	40,000	—	65,535
Richard Payne	2003	$325,000	$—	—	—	—	—	$12,000
President and Chief Executive	2002	197,420	783,581	—	—	35,734	—	1,650
Officer of SIB Mortgage Corp.	2001	197,420	296,130	—	—	50,000	—	855

(1)     Does not include amounts attributable to miscellaneous benefits received by the named executive officer. In the opinion of management of the Bank, the costs to the Bank of providing such benefits to the named executive officer during the year ended December 31, 2003 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the individual.

(2)     In fiscal year 2003, consists of the Bank’s contributions to the Bank’s 401(k) plan of $12,000, $12,000, $6,000 and $12,000 for the account of Messrs. Doherty, Coyle, Hoberman and Brady, respectively, $174,285, $92,049 and $13,537 allocated to Messrs. Doherty, Coyle and Brady, respectively, pursuant to the Bank’s Supplemental Executive Retirement Plan (SERP), and $124,020, $124,020, $74,385, $124,020 and $90,743 allocated on behalf of Messrs. Doherty, Coyle, Hoberman, Brady and Fleming, respectively, pursuant to the ESOP. The Mortgage Company contributed $12,000 to the 401(k) account of Mr. Payne in 2003.

Stock Options

There were no grants of stock options awarded to the executive officers during the fiscal year ended December 31, 2003.

The following table sets forth certain information concerning exercises of stock options by the named executive officers during the fiscal year ended December 31, 2003 and options held at December 31, 2003.

Aggregated Option Exercises During 2003 and
Option Values on December 31, 2003

	Shares Acquired on		Number of Unexercised Options at Year End		Value of Unexercised Options at Year End(1)
Name	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Harry P. Doherty	916,667	$8,732,839	—	377,304	$—	$1,668,194
James R. Coyle	596,667	5,599,911	—	203,096	—	906,895
Ira Hoberman	10,000	—	23,333	57,669	189,464	430,261
Donald Fleming	—	—	184,667	38,241	1,964,332	168,043
John P. Brady	—	—	209,333	49,359	2,217,576	213,797
Richard Payne	—	—	33,333	52,401	270,664	221,098

(1)          Based on a per share market price of $22.50 at December 31, 2003.

Employment Agreements

In December 1997, the Company and the Bank (theEmployers) entered into employment agreements with each of Messrs. Doherty, Coyle, Brady, Besignano, Klingele and Fleming and Ms. Pagano (collectively, the Senior Executive Officers). The Employers agreed to employ each Senior Executive Officer for a term of three years, in each case in their current respective positions. The employment agreements are reviewed annually, and are extended each year for a successive additional one-year period upon the approval of the Employers Boards of Directors, unless either party elects, not less than 30 days prior to the annual anniversary date, not to extend the employment term.

Each of the employment agreements are terminable with or without cause by the Employers. The Senior Executive Officers have no right to compensation or other benefits pursuant to the employment agreements for any period after voluntary termination or termination by the Employers for cause. The agreements provide for certain benefits in the event of the Senior Executive Officer ‘s death, disability or retirement. In the event that (i) the Senior Executive Officer terminates his or her employment because of failure to comply with any material provision of the employment agreement or the Employers change the Senior Executive Officer’s title or duties or (ii) the employment agreement is terminated by the Employers other than for cause, disability, retirement or death or by the executive as a result of certain adverse actions which are taken with respect to the executive’s employment following a change in control of the Company, as defined, Messrs. Doherty and Coyle will be entitled to a cash severance amount equal to three times their average annual compensation, as defined, plus an amount to reimburse Messrs. Doherty and Coyle for certain tax obligations, and the five other Senior Executive Officers will be entitled to a cash severance amount equal to two times their average annual compensation, as defined.

A change in control is generally defined in the employment agreements to include any change in control of the Company required to be reported under the federal securities laws, as well as (i) the acquisition by any person of 20% or more of the Company’s outstanding voting securities and (ii) a change in a majority of the directors of the Company during any three-year period without the approval of at least two-thirds of the persons who were directors of the Company at the beginning of such period.

With respect to the employment agreements with the five other Senior Executive Officers, each employment agreement provides that, in the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the Code), then such payments and benefits received thereunder shall be reduced by the amount which is the minimum necessary to result in the payments not exceeding three times the recipient’s average annual compensation from the employer which was includable in the recipients gross income during the most recent five taxable years. Recipients of excess parachute payments are subject to a 20% excise tax on the amount by which such payments exceed the base amount, in addition to regular income taxes, and payments in excess of the base amount are not deductible by the employer as compensation expense for federal income tax purposes.

In May 2003, the Bank entered into an employment agreement with Mr. Hoberman for a term of two years. The employment agreement is reviewed annually, and is extended each year for a successive additional one year period upon the approval of the Employers Boards of Directors, unless either party elects, not less than 30 days prior to the annual anniversary date, to not extend the employment term. The agreement also contains a non-compete provision effective for a period of two years after the termination of the agreement. Mr. Hoberman is entitled to receive a payment of $350,000 as stated in the employment agreement, as consideration for the non-compete provision.

Directors Compensation

Directors of the Company, except for Messrs. Doherty and Coyle, receive $1,800 per meeting attended of the Board and $1,200 per committee meeting attended ($600 in the case of each Bank Loan Review Committee). The Chairman of each committee of the Board receives $1,500 per meeting attended ($750 in the case of the Bank Loan Review Committee). In addition, each non-employee director received an annual retainer of $30,000 and the Chairman of the Audit Committee received an additional retainer of $3,000. Board fees are subject to periodic adjustment by the Board of Directors. In addition to fees paid to directors for Board and committee meetings, directors of the Company participate in the Company’s 1998 Stock Option Plan and the Recognition Plan.

Retirement Plan

The Bank has maintained a non-contributory, tax-qualified defined benefit pension plan (the Retirement Plan) for eligible employees. The Bank froze the Retirement Plan as of December 31, 1999. Subsequent to December 31, 1999, there have been no new enrollments and no further benefit accruals in the Retirement Plan. Credited service ceases to accrue after December 31, 1999, however, vesting continues for periods of employment subsequent to such date. The Retirement Plan provides for a benefit for each participant, including executive officers named in the Summary Compensation Table above, equal to 2% of the participant’s final average compensation (highest average annual compensation during the 36 consecutive calendar months during the 120 consecutive calendar months prior to the date the Retirement Plan was frozen) multiplied by the participant’s years (and any fraction thereof) of eligible employment (up to a maximum of 30 years). A participant is fully vested in his or her benefit under the Retirement Plan after five years of service. The Retirement Plan is funded by the Bank on a actuarial basis and all assets are held in trust by the Retirement Plan trustee.

The following table illustrates the annual benefit payable to eligible employees upon normal retirement at age 65 at various levels of compensation and years of service under the Retirement Plan and the SERP maintained by the Bank. The annual retirement benefits shown in the table are single life annuity amounts with no offset for Social Security benefits, and there are no other offsets to benefits.

Final Average	Years of Service(2)(3)
Compensation(1)	15	20	25	30	35
$125,000	$37,500	$50,000	$62,500	$75,000	$75,000
150,000	45,000	60,000	75,000	90,000	90,000
175,000	52,500	70,000	87,500	105,000	105,000
200,000	60,000	80,000	100,000	120,000	120,000
225,000	67,500	90,000	112,500	135,000	135,000
250,000	75,000	100,000	125,000	150,000	150,000
300,000	90,000	120,000	150,000	180,000	180,000
400,000	120,000	160,000	200,000	240,000	240,000
450,000	135,000	180,000	225,000	270,000	270,000
500,000	150,000	200,000	250,000	300,000	300,000
550,000	165,000	220,000	275,000	330,000	330,000
600,000	180,000	240,000	300,000	360,000	360,000

(1)          For the fiscal year of the Retirement Plan beginning on or after January 1, 2003, the average final compensation for computing benefits under the Retirement Plan cannot exceed $200,000. Benefits in excess of the limitation are provided through the SERP to Messrs. Doherty, Coyle and Brady.

(2)          The annual retirement benefits shown in the table are single life annuity amounts with no offset for Social Security benefits, and there are no other offsets to benefits.

(3)          The maximum years of service credited for benefit purposes is 30 years.

The following table sets forth the years of credited service and the average annual earnings determined as of December 31, 2003, the end of the 2003 plan year, for each of the individuals named in the Summary Compensation Table, except Mr. Hoberman.

	Years of Credited Service	Average Annual Earnings(1)
Harry P. Doherty	33	$505,349
James R. Coyle	34	366,407
John P. Brady	18	162,151
Donald C. Fleming	3	121,714

(1)          Average Annual Earnings are frozen as of December 31, 1999 for purposes of calculating benefits under the Retirement Plan.

Supplemental Executive Retirement Plan

The Bank has adopted the SERP to provide for eligible employees benefits that would be due under its Retirement Plan and 401(k) Plan if such benefits were not limited under the Code. SERP benefits provided with respect to the Retirement Plan are reflected in the pension table. The Board of Directors of the Bank also has adopted an amendment to the SERP to provide eligible employees with benefits that would be due under the ESOP if such benefits were not limited under the Code.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the Voting Record Date, certain information as to the Common Stock beneficially owned by (i) each person or entity, including any group as that term is used in Section 13(d)(3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock; (ii) the directors of the Company; (iii) the executive officers named in the Summary Compensation Table; and (iv) all directors, and certain executive officers of the Company and the Bank as a group. The table reflects the two-for-one stock split effected in the form of a stock dividend which was paid to the Company’s stockholders on November 19, 2001.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership as of March 4, 2004(1)		Percent of Common Stock
Staten Island Bancorp, Inc. Employee Stock Ownership Plan Trust 1535 Richmond Avenue Staten Island, New York 10314	6,601,203	(2)	10.9%
SI Bank & Trust Foundation 1535 Richmond Avenue Staten Island, New York 10314	3,629,394		6.0
Barclays Global Investors, NA 45 Fremont Street San Francisco, California 94105	3,538,256	(3)	5.8
Directors:
James R. Coyle	721,637	(4)	1.2
Harry P. Doherty	984,849	(5)	1.6
David L. Hinds	—		*
Denis P. Kelleher	321,142	(7)	*
Craig G. Matthews	1,000		*
Julius Mehrberg	188,483	(8)	*
John R. Morris	251,783	(9)	*
William E. O’Mara	186,083	(10)	*
Lenore F. Puleo	9,133	(6)	*
Allan Weissglass	144,891	(11)	*
Named Executive Officers:
John P. Brady	355,517	(12)	*
Ira Hoberman	123,350	(13)	*
Donald C.Fleming	313,167	(14)
Richard Payne	42,266	(15)	*
All directors, and certain executive officers of the Company, named executive officers, and executive officers of the Bank as a group (16 persons)	4,391,214	(16)	7.1

     *Represents less than 1% of the outstanding Common Stock.

  (1)    Based upon filings made pursuant to the Exchange Act and information furnished by the respective individuals. Under regulations promulgated pursuant to the Exchange Act, shares of Common Stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares

(i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

  (2)    The Staten Island Bancorp, Inc. Employee Stock Ownership Plan Trust (Trust) was established pursuant to the Staten Island Bancorp, Inc. Employee Stock Ownership Plan (ESOP) by an agreement between the Company and Messrs. Coyle, Doherty, Horn, Kelleher and O’Mara who act as trustees of the plan (Trustees). As of December 31, 2003, 4,120,274 shares of Common Stock held in the Trust were unallocated and 2,480,929 shares had been allocated to the accounts of participating employees. Under the terms of the ESOP, the Trustees will generally vote the allocated shares held in the Trust in accordance with the instructions of the participating employees. Unallocated shares held in the ESOP will generally be voted in the same ratio as those allocated shares for which instructions are given, subject to the fiduciary duties of the Trustees and applicable law. Any allocated shares which either abstain on the proposal or are not voted will be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries, subject to the fiduciary duties of the Trustees and applicable law. The amount of Common Stock beneficially owned by directors who serve as Trustees of the ESOP and by all directors and executive officers as a group does not include the shares held by the ESOP (except for shares allocated to an executive officer as a participant).

  (3)    The information on the number of shares held is based upon a Schedule 13-G filed on February 13, 2004 on behalf of Barclays Global Investors, NA and Barclays Global Fund Advisors (the “Barclays Entities”). According to such filing, the Barclays Entities have sole voting authority and sole dispositive power with respect to all 3,538,256 shares. The shares are held in trust accounts for the economic benefit of the beneficiaries of those accounts.

  (4)    Includes 568,007 shares held jointly with Mr. Coyle’s spouse, 80,681 shares held by the Bank’s 401(k) Plan, 3,870 shares held by the Directors Deferred Compensation Plan, 32,440 shares subject to stock options which are exercisable within 60 days of the Voting Record Date and 36,639 shares allocated to him pursuant to the ESOP.

  (5)    Includes 766,184 shares held jointly with Mr. Doherty’s spouse, 112,634 shares held by the Bank’s 401(k) Plan, 8,400 shares held by the Directors Deferred Compensation Plan, 60,992 shares subject to stock options which are exercisable within 60 days of the Voting Record Date and 36,639 shares allocated to him pursuant to the ESOP.

  (6)    Includes 7,500 shares subject to stock options allocated to Mrs. Puleo which are exercisable within 60 days of the Voting Record Date.

  (7)    Includes 2,686 shares held individually by Mr. Kelleher’s spouse, 83,873 shares held by the Directors’ Deferred Compensation Plan, 104,583 shares subject to stock options which are exercisable within 60 days of the Voting Record Date.

  (8)    Includes 20,000 shares held individually by Mr. Mehrberg’s spouse, 84,583 shares subject to stock options which are exercisable within 60 days of the Voting Record Date.

  (9)    Includes 130,400 shares held jointly with Mr. Morris’ spouse, 6,800 shares held individually by Mr. Morris’ spouse, 104,583 shares subject to stock options which are exercisable within 60 days of the Voting Record Date, and 10,000 shares held by Mr. Morris in his individual retirement account.

(10)   Includes 104,583 shares subject to stock options allocated to Mr. O’Mara which are exercisable within 60 days of the Voting Record Date and 8,000 shares held by the Directors Deferred Compensation Plan.

(11)   Includes 2,666 shares held individually by Mr. Weissglass’ spouse, 14,583 shares subject to stock options which are exercisable within 60 days of the Voting Record Date, 50,000 shares owned by Magruder Color Company, Inc. of which Mr. Weissglass is President and Chief Executive Officer, 20,962 shares held by the Weissglass Charitable Trust of which Mr. Weissglass is a trustee. Mr. Weissglass disclaims beneficial ownership with respect to the shares owned by Magruder Color Company, Inc.

(12)   Includes 200 shares held by Mr. Brady’s spouse, 50,076 shares held by the Bank’s 401(k) Plan, 217,506 shares subject to stock options which are exercisable within 60 days of the Voting Record Date and 36,639 shares allocated to him pursuant to the ESOP.

(13)   Includes 10,000 shares held in the Recognition Plan allocated to Mr. Hoberman, 1,766 shares held by the Bank’s 401(k) Plan, 39,833 shares subject to stock options which are exercisable within 60 days of the voting record date and 10,332 shares allocated to him pursuant to the ESOP.

(14)   Includes 76,806 shares held jointly with Mr. Fleming’s spouse, 190,894 shares subject to stock options which are exercisable within 60 days of the Voting Record date and 23,387 shares allocated to him pursuant to the ESOP

(15)   The 42,266 shares are subject to stock options which are exercisable within 60 days of the Voting Record Date.

(16)   Includes 10,000 shares granted pursuant to the Recognition Plan, which may be voted by directors and executive officers pending vesting and distribution, 224,755 shares allocated to executive officers pursuant to the ESOP and 1,445,808 shares which may be acquired by directors and executive officers upon the exercise of stock options exercisable within 60 days of the Voting Record Date.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Equity Compensation Plan Information.   The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2003.

Plan Category	Number of Shares to be issued upon the Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders(1)	5,149,862	(1)	$13.58	131,829
Equity Compensation Plans Not Approved by Security Holders(0)	—		—	—
Total	5,149,862		$13.58	131,829

(1)    Does not include 29,840 shares which are subject to restricted stock grants which had not yet vested as of December 31, 2003. All of such restricted stock grants were made under the Company’s 1998 Recognition and Retention Plan which was approved by stockholders.

Item 13. Certain Relationships and Related Transactions.

In accordance with applicable federal laws and regulations, the Bank offers mortgage loans to its directors, officers and employees as well as members of their immediate families for the financing of their primary residences and certain other loans. Section 22(h) of the Federal Reserve Act generally provides that any credit extended by a savings institution, such as the Bank, to its executive officers, directors and, to the extent otherwise permitted, principal stockholder(s), or any related interest of the foregoing, must be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the savings institution with non-affiliated parties; unless the loans are made pursuant to a benefit or compensation program that (a) is widely available to employees of the institution and (b) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution, and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank’s policy is in compliance with Section 22(h) of the Federal Reserve Act.

Except as hereinafter indicated, all loans made by the Bank to its executive officers and directors are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

In accordance with applicable regulations, the Bank extends residential first mortgage loans to its directors and executive officers secured by their primary residence pursuant to a benefit program that is widely available to employees of the Bank and does not give preference to any executive officer or director over other employees of the Bank. Under the terms of such loans, the interest rate is 1% below that charged on similar loans to non-employees and certain fees and charges are waived. Set forth in the following table is certain information relating to such preferential loans to executive officers and directors which were outstanding at December 31, 2003.

Name	Year Loan Made	Largest Amount of Indebtedness between January 1, 2003 and December 31, 2003	Balance as of December 31, 2003	Interest Rate
Harry P. Doherty	1999	$350,918	$330,393	4.875%
John P. Brady	2000	213,234	210,149	5.750%
Frank J. Besignano	1999	314,867	309,218	4.375%
Donald C. Fleming	1998	187,165	183,877	5.875%
Deborah Pagano	2003	325,000	322,860	4.375%

Item 14. Principal Accountant Fees and Services

Audit Fees

The following table sets forth the aggregate fees paid by us to PricewaterhouseCoopers LLP for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Company’s consolidated financial statements for 2003 and 2002, as well as the fees paid by us to PricewaterhouseCoopers LLP for audit-related services, tax services and all other services rendered by PricewaterhouseCoopers LLP to us during 2003 and 2002.

	Year Ended December 31,
	2003	2002
	(000’s omitted)
Audit fees(1)
Company
Year 2003	$366	$—
Year 2002	—	585
Re-audit 2001	—	780
Mortgage Co.	111	73
	477	1,438
Audit-related fees(2)
Mortgage Company’s 401K	21	19
All other fees:
Controls and procedures	173	—
Special projects regarding acquisition	102	—
Restatements and other SEC matters	—	280
All other	275	280
Total	$773	$1,737

All fees noted above were paid to PricewaterhouseCoopers except for $83,000 of audit fees that were paid to Arthur Andersen in 2002.

(1)   Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the Securities and Exchange Commission, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)   Audit-related fees consist of fees incurred in connection with audits of the financial statements of certain employee benefit plans.

The Audit Committee selects our independent auditors and pre-approves all audit services to be provided by it to the Company. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent auditors in accordance with the Audit Committee’s charter and policy on pre-approval of audit-related and non-audit related services. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent auditors. Pursuant to its policy, the Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary. The Chair of the Audit Committee has been delegated the authority to approve audit-related and non-audit related services in lieu of the full Audit Committee. On a quarterly basis, the Chair of the Audit Committee presents any previously-approved engagements to the full Audit Committee.

Each new engagement of PricewaterhouseCoopers LLP was approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to preapproval contained in the Securities and Exchange Commission rules.

Part IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           Documents filed as Part of this Report

(1)         The following financial statements are filed as part of this report

Report of Independent Auditors

Consolidated Statements of Condition as of December 31, 2003 and 2002.

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001.

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

Exhibit Index

2.1*

Agreement and Plan of Merger by and between Independence Community Bank Corp. and Staten Island Bancorp, Inc., incorporated by reference from the Form S-4 filed by Independence Community Bank Corp. File No. 333-111562.

3.1*	Certificate of Incorporation of Staten Island Bancorp, Inc.
3.2*	Bylaws of Staten Island Bancorp, Inc.
4.0*	Specimen Stock Certificate of Staten Island Bancorp, Inc.
10.1*	Form of Employment Agreement among Staten Island Bancorp, Inc., SI Bank & Trust and certain executive officers.
10.2*	Form of Employment Agreement between Staten Island Bancorp, Inc. and each of Harry P. Doherty and James R. Coyle.
10.3*	Form of Employment Agreement between SI Bank & Trust and each of Harry P. Doherty and James R. Coyle.
10.4**	Amended and Restated 1998 Stock Option Plan
10.5**	Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement
10.6***	Deferred Compensation Plan
10.7****	Employment Agreement between the Bank and Ira Hoberman.

10.8*****	Supplemental Executive Retirement Plan (SERP)
10.9*****	Master Repurchase Agreement by and among Credit Suisse First Boston Mortgage Capital LLC, SIB Mortgage Corp. and SI Bank & Trust, dated December 14, 2001.
10.10*****	Master Repurchase Agreement by and among CDC Mortgage Capital, Inc., SIB Mortgage Corp. and SI Bank & Trust, dated February 12, 2002.
21.0	Subsidiaries of the Registrant - Reference is made to Item 1, “Business” for the required information
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.0	Section 1350 Certification

(*)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-32113) filed by the Company with the SEC.
(**)	Incorporated herein by reference from the Company’s definitive proxy statement dated April 1, 2002.
(***)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(****)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(*****)	Previously filed on April 1, 2002 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(b)          Reports on Form 8-K

On October 17, 2003, the Company filed a Current Report on Form 8-K, dated as of October 16, 2003, regarding press releases reporting is results of operations for the quarter ended September 30, 2003 and the declaration of a dividend.

On November 13, 2003, the Company filed a Current Report on Form 8-K, dated as of November 13, 2003, with respect to a press release that it had engaged Keefe, Bruyette & Woods, Inc. in order to assist it in evaluating its strategic options.

On November 25, 2003, the Company filed a current report on Form 8-K, dated as of November 24, 2003, announcing that it had entered into an Agreement and Plan of Merger with Independence Community Bank Corp.

On December 9, 2004, the Company filed a current Report on Form 8-K, dated as of November 24, 2004 with the Agreement and Plan of Merger with Independence as an exhibit thereto.

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

Name	Title	Date
/s/ Harry P. Doherty	Chairman and Chief Executive Officer	March 15, 2004
Harry P. Doherty
/s/ James R. Coyle	Director, President and Chief Operating Officer	March 15, 2004
James R. Coyle
/s/ Donald C. Fleming	Senior Vice President and Chief Financial Officer	March 15, 2004
Donald C. Fleming	(principal financial and accounting officer)
/s/ David L. Hinds	Director	March 15, 2004
David L. Hinds
/s/ Denis P. Kelleher	Director	March 15, 2004
Denis P. Kelleher
/s/ Craig. G. Matthews	Director	March 15, 2004
Craig G. Matthews
/s/ Julius Mehrberg	Director	March 15, 2004
Julius Mehrberg
/s/ John R. Morris	Director	March 15, 2004
John R. Morris
/s/ William E. O’Mara	Director	March 15, 2004
William E. O’Mara
/s/ Lenore F. Puleo	Director	March 15, 2004
Lenore F. Puleo
/s/ Allan Weissglass	Director	March 15, 2004
Allan Weissglass